Form 10-Q
period 1996-06-30
CYRK INC
filed 1996-08-01
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    JUNE 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to _________________________


Commission File Number     0-21878



                                   CYRK, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                    04-3081657
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)


                  3 POND ROAD, GLOUCESTER, MASSACHUSETTS 01930
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (508) 283-5800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
    ---          ---


At July 26, 1996, 10,760,240 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                     PAGE NUMBER
           Item 1.  Financial Statements (Unaudited)

                    Consolidated Balance Sheets -
                    June 30, 1996 and December 31, 1995                    3

                    Consolidated Statements of Operations -
                    For the three and six months ended
                    June 30, 1996 and 1995                                 4

                    Consolidated Statements of Cash Flows -
                    For the six months ended June 30, 1996
                    and 1995                                               5

                    Notes to Consolidated Financial Statements             6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        7-9

PART II    OTHER INFORMATION

           Item 1.  Legal Proceedings                                     10

           Item 4.  Submission of Matters to a Vote of
                    Security Holders                                      10

           Item 6.  Exhibits and Reports on Form 8-K                      10


           SIGNATURES                                                     11

                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                            June 30, 1996     December 31, 1995
                                                                            -------------     -----------------
                                   ASSETS

Current assets:
  Cash and cash equivalents                                                   $ 28,021            $ 42,583
  Investments                                                                   26,092              19,629
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $3,051
       at June 30, 1996 and $3,039 at December 31, 1995                         32,744              20,681
    Officers and stockholders                                                    3,468                 222
  Inventories                                                                   21,060              27,237
  Prepaid expenses and other current assets                                      3,835               3,456
  Deferred and refundable income taxes                                           5,433               5,748
                                                                              --------            --------
         Total current assets                                                  120,653             119,556
Property and equipment, net                                                      9,689               9,542
Other assets                                                                     5,038               4,317
Investment in affiliate                                                          1,966               2,487
Loan to affiliate                                                                3,350               2,000
                                                                              --------            --------
                                                                              $140,696            $137,902
                                                                              ========            ========

                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
     Trade                                                                    $  3,558            $  3,399
     Affiliates                                                                      3                  21
  Accrued expenses and other current liabilities                                12,291               9,979
                                                                              --------            --------
         Total current liabilities                                              15,852              13,399
Deferred income taxes                                                              599                 599
                                                                              --------            --------
         Total liabilities                                                      16,451              13,998
                                                                              --------            --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000 shares authorized; none issued             --                  --
  Common stock, $.01 par value; 50,000 shares authorized;
    10,760 shares issued and outstanding at June 30, 1996
    and 10,737 shares issued and outstanding at December 31, 1995                  108                 107
  Additional paid-in capital                                                    87,084              86,862
  Retained earnings                                                             37,585              36,935
  Unrealized loss on investments                                                  (532)                 --
                                                                              --------            --------
         Total stockholders' equity                                            124,245             123,904
                                                                              --------            --------
                                                                              $140,696            $137,902
                                                                              ========            ========


         The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                     For the three months           For the six months
                                                        ended June 30,                ended June 30,
                                                     --------------------           ------------------

                                                     1996           1995            1996           1995

Net sales                                           $44,144        $34,058        $109,245        $78,407

Cost of sales:
   Related parties                                      161              6             201          7,807
   Other                                             37,119         27,681          91,446         56,511
                                                    -------        -------        --------        -------
                                                     37,280         27,687          91,647         64,318
                                                    -------        -------        --------        -------
Gross profit                                          6,864          6,371          17,598         14,089
                                                    -------        -------        --------        -------

Selling, general and administrative expenses:
   Related parties                                      197            147             344            293
   Other                                              8,648          6,864          16,973         14,161
                                                    -------        -------        --------        -------
                                                      8,845          7,011          17,317         14,454
                                                    -------        -------        --------        -------
Operating income (loss)                              (1,981)          (640)            281           (365)

Interest income, net                                   (598)          (821)         (1,216)        (1,429)
Equity in loss of affiliate                             274           --               392           --
                                                    -------        -------        --------        -------
Income (loss) before income taxes                    (1,657)           181           1,105          1,064
Income tax provision (benefit)                         (683)            75             455            439
                                                    -------        -------        --------        -------

Net income (loss)                                   $  (974)       $   106        $    650        $   625
                                                    =======        =======        ========        =======

Earnings (loss) per share                           $ (0.09)       $  0.01        $   0.06        $  0.06
                                                    =======        =======        ========        =======

Weighted average shares outstanding                  10,760         10,712          10,938         10,737
                                                    =======        =======        ========        =======



         The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                             For the six months ended June 30,
                                                             ---------------------------------
                                                                    1996           1995
                                                                    ----           ----
Cash flows from operating activities:
   Net income                                                    $    650        $   625
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                               1,349            848
        Realized loss on sale of investments                          102           --
        Provision for doubtful accounts                                60             60
        Equity in loss of affiliate                                   392           --
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                   (15,369)        44,646
            Inventories                                             6,177          3,008
            Prepaid expenses and other current assets                (379)          (545)
            Refundable income taxes                                   315           (383)
            Accounts payable                                          141         (3,714)
            Accrued expenses and other current liabilities          2,312         (6,946)
                                                                 --------        -------
Net cash provided by (used in) operating activities                (4,250)        37,599
                                                                 --------        -------
Cash flows from investing activities:
   Purchase of property and equipment                              (1,352)        (2,275)
   Investment in affiliate                                           --           (3,165)
   Loan to affiliate                                               (1,350)        (1,750)
   Purchase of investments                                        (34,121)          --
   Proceeds from sale of investments                               27,024           --
   Other, net                                                        (736)          (603)
                                                                 --------        -------
Net cash used in investing activities                             (10,535)        (7,793)
                                                                 --------        -------
Cash flows from financing activities:
   Proceeds from issuance of common stock                             223            203
                                                                 --------        -------
Net cash provided by financing activities                             223            203
                                                                 --------        -------
Net increase (decrease) in cash and cash equivalents              (14,562)        30,009
Cash and cash equivalents, beginning of year                       42,583         33,862
                                                                 --------        -------
Cash and cash equivalents, end of period                         $ 28,021        $63,871
                                                                 ========        =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                    $   --          $    35
                                                                 ========        =======
     Income taxes                                                $    104        $   720
                                                                 ========        =======


         The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

      The operating results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

      Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    Inventories consist of the following (in thousands):

                                   June 30, 1996         December 31, 1995
                                   -------------         -----------------
       Raw materials                     $11,228                   $15,248
       Finished goods                      9,832                    11,989
                                         -------                   -------
                                         $21,060                   $27,237
                                         =======                   =======


3. At June 30, 1996, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $17.7 million. Such letters of credit expire at various dates through November 1996.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 1996 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q.

GENERAL

In recent years, the Company's business has been heavily dependent on purchases of promotional products by Philip Morris Incorporated ("Philip Morris"). Net sales to Philip Morris accounted for 89%, 57% and 28% of the Company's total net sales in 1994, 1995 and the first six months of 1996, respectively. The Company believes that as a result of increased competition and efforts by Philip Morris to diversify its promotional product suppliers, sales to Philip Morris in 1995 were substantially less than in 1994. The Company expects that a significant percentage of its net sales for the remainder of 1996 will continue to be to Philip Morris. However, the Company does not anticipate that its percentage of sales to Philip Morris in 1996 will achieve the same level as in 1995 as efforts to diversify the Company's customer base continue.

As is generally the case with its other promotional product customers, the Company's agreement with Philip Morris does not require Philip Morris to make a certain level of purchases. Instead, purchase commitments are represented by purchase orders placed by Philip Morris from time to time during the course of a promotion. The actual level of purchases by Philip Morris (and other promotional product customers) depends on a number of factors, including the duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter.

Since the fourth quarter of 1993, Philip Morris has sought competitive bids for its promotional programs. The Company's profit margin depends, to a great extent, on its competitive position when bidding and its ability to continually lower its product costs after being awarded bids. Competition is expected to increase and thus adversely impact the Company's profit margin in the future.

The Company has pursued efforts to diversify and expand its customer base in order to reduce its concentration of business with Philip Morris as well as to mitigate the quarter-to-quarter fluctuations inherent in the business of promotional product programs.

In the first quarter of 1996, Pepsi-Cola Company ("Pepsi") launched the "Pepsi Stuff" national promotion. The Company supported Pepsi in the development of this promotion and was responsible for the development and production of the promotional merchandise and clothing. The "Pepsi Stuff" national promotion is currently set to expire on October 31, 1996. Net sales to Pepsi accounted for 28% of total net sales in the first six months of 1996. The Company expects that a significant percentage of its net sales for the remainder of 1996 will be to Pepsi.

At June 30, 1996, the Company had written purchase orders for $40.0 million, as compared to $30.0 million at June 30, 1995. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings. Generally, promotional products orders are filled and net sales are recognized 60 to 70 days after receipt of a purchase order.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Net sales for the second quarter ended June 30, 1996 totaled $44.1 million as compared to $34.1 million in the second quarter of 1995. The increase in net sales of $10.0 million, or 29%, from the comparable period of a year ago, was directly attributable to the success of the Company's customer diversification effort. Promotional product sales in the second quarter of 1996 totaled $31.4 million, or an increase of 40%, as compared to $22.5 million in the second quarter of 1995. Net sales related to the Company's private label and Cyrk brand business in the second quarter of 1996 totaled $12.7 million, or an increase of 9%, as compared to $11.6 million in the second quarter of 1995.

Gross profit increased $.5 million, or 8%, to $6.9 million in the second quarter of 1996 from $6.4 million in the second quarter of 1995. As a percentage of net sales, the second quarter gross profit decreased to 15.5% in 1996 from 18.7% in 1995. This decrease was due principally to the lower gross margins associated with the promotional products division, which accounted for approximately three-fourths of the Company's total net sales in the second quarter of 1996.

Selling, general and administrative expenses increased $1.8 million, or 26%, to $8.8 million in the second quarter of 1996 from $7.0 million in the second quarter of 1995, but decreased as a percentage of net sales to 20.0% in the second quarter of 1996 from 20.6% in the second quarter of 1995. The Company increased its systems support and application development expenditures as well as expanded its domestic fulfillment and offshore sales and sourcing capabilities. Additionally, legal fees increased as a result of certain litigation and business matters. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative increase in second quarter net sales.

Interest income in the second quarter of 1996 was attributable to interest earned on short-term investments of excess cash, primarily in investment-grade securities.

Equity in loss of affiliate represents the Company's proportionate share of an investment being accounted for under the equity method.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net sales for the first six months of 1996 totaled $109.2 million as compared to $78.4 million in the first six months of 1995. The increase in net sales of $30.8 million, or 39%, from the comparable period of a year ago, was directly attributable to the success of the Company's customer diversification effort. Promotional product sales in the first six months of 1996 totaled $80.3 million, or an increase of 45%, as compared to $55.3 million in the first six months of 1995. Net sales related to the Company's private label and Cyrk brand business in the first six months of 1996 totaled $28.9 million, or an increase of 25%, as compared to $23.1 million in the first six months of 1995.

Gross profit increased $3.5 million, or 25%, to $17.6 million in the first six months of 1996 from $14.1 million in the first six months of 1995. As a percentage of net sales, gross profit decreased to 16.1% in 1996 from 18.0% in 1995. This decrease was due principally to the lower gross margins associated with the promotional products division, which accounted for approximately three-fourths of the Company's total net sales in the first six months of 1996.

Selling, general and administrative expenses increased $2.9 million, or 20%, to $17.3 million in the first six months of 1996 from $14.4 million in the first six months of 1995, but decreased as a percentage of net sales to 15.9% in the first six months of 1996 from 18.4% in the first six months of 1995. The Company increased its systems support and application development expenditures as well as expanded its domestic fulfillment and offshore sales and sourcing capabilities. Additionally, legal fees increased as a result of certain litigation and business matters. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative increase in year to date net sales.

Interest income in the first six months of 1996 was attributable to interest earned on short-term investments of excess cash, primarily in investment-grade securities.

Equity in loss of affiliate represents the Company's proportionate share of an investment being accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public sales of common stock, bank borrowings and capital equipment leases. Such cash requirements for 1995 and 1996 to date were provided principally by cash provided by operating activities.

Working capital at June 30, 1996 was $104.8 million compared to $106.2 million at December 31, 1995. Net cash used by operating activities during the first six months of 1996 was $4.3 million, due principally to an increase in accounts receivable. Trade accounts receivable grew to $32.7 million at June 30, 1996 from $20.7 million at December 31, 1995, primarily as a result of increased sales in the second quarter of 1996 compared to the fourth quarter of 1995. Inventories decreased to $21.1 million at June 30, 1996 compared to $27.2 million at December 31, 1995, primarily as a result of the Company's efforts to lower its overall level of on-hand inventory.

Net cash used in investing activities in the first half of 1996 was $10.5 million, which included $7.1 million of net purchases of investments, $1.4 million of additions to property and equipment and a $1.3 million loan made to an affiliate. In the first half of 1995, $4.9 million of cash used was related to an equity investment transaction consummated in March 1995 and $2.3 million was used for additions to property and equipment.

The Company currently has available a bank letter of credit and revolving credit facility which expires in January 1997. At June 30, 1996, based on the borrowing base formula prescribed by this credit facility, the Company's borrowing capacity was $75.0 million, of which $18.1 million in letters of credit were outstanding. Borrowings under this facility are collateralized by all assets of the Company.

Management believes that the Company's existing cash position, credit facilities, and its ability to obtain additional financing, combined with internally generated cash flow, will be adequate for its liquidity and capital needs at least through the end of 1996.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings that have not been previously reported, and during the quarter covered by this report there have been no material developments in such reported legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 1996 the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

         The election of two Class III directors to serve for a term of three years and until their successors are elected and qualified. The results of the voting were as follows:

              Nominee                For         Votes Withheld     Broker Non-Votes
              -------                ---         --------------     ----------------
           Gregory P. Sholpak     8,733,949         20,742                 0
           Louis Marx, Jr.        8,733,939         20,752                 0

         The ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1996 fiscal year. The results of the voting were as follows:

             For              Against        Abstain     Broker Non-Votes
             ---              -------        -------     ----------------
          8,742,323            6,340          6,028              0


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 31, 1996              CYRK, INC.

                                  /s/Dominic F. Mammola
                                  ---------------------------------------------
                                  Dominic F. Mammola
                                  Vice President and Chief Financial Officer
                                  (duly authorized officer and principal
                                  financial and accounting officer)