Form 10-Q
period 1996-09-30
CYRK INC
filed 1996-11-07
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  SEPTEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ______________________


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

Yes   X           No
    -----            -----

At October 31, 1996, 10,778,744 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION                                    PAGE NUMBER


            Item 1. Financial Statements (Unaudited)

                    Consolidated Balance Sheets -
                    September 30, 1996 and December 31, 1995              3

                    Consolidated Statements of Operations -
                    For the three and nine months ended
                    September 30, 1996 and 1995                           4

                    Consolidated Statements of Cash Flows -
                    For the nine months ended September 30, 1996
                    and 1995                                              5

                    Notes to Consolidated Financial Statements            6


            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       7-9


PART II     OTHER INFORMATION

            Item 1. Legal Proceedings                                    10

            Item 6. Exhibits and Reports on Form 8-K                     10


            SIGNATURES                                                   11

                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                                                (In thousands)
                                                                        September 30, 1996  December 31, 1995
                                                                        ------------------  -----------------
                                   ASSETS

Current assets:
  Cash and cash equivalents                                                  $ 31,950           $ 42,583
  Investments                                                                  14,643             19,629
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $3,081
       at September 30, 1996 and $3,039 at December 31, 1995                   40,664             20,681
    Officers and stockholders                                                   3,457                222
  Inventories                                                                  31,306             27,237
  Prepaid expenses and other current assets                                     3,445              3,456
  Deferred and refundable income taxes                                          5,862              5,748
                                                                             --------           --------
         Total current assets                                                 131,327            119,556
Property and equipment, net                                                     9,777              9,542
Other assets                                                                    5,199              4,317
Investment in affiliate                                                         1,337              2,487
Loan to affiliate                                                               3,850              2,000
                                                                             --------           --------
                                                                             $151,490           $137,902
                                                                             ========           ========
                     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $  6,046           $  3,420
  Accrued expenses and other current liabilities                               20,834              9,979
                                                                             --------           --------
         Total current liabilities                                             26,880             13,399
Deferred income taxes                                                             599                599
                                                                             --------           --------
         Total liabilities                                                     27,479             13,998
                                                                             --------           --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000 shares authorized; none issued            --                 --
  Common stock, $.01 par value; 50,000 shares authorized;
    10,779 shares issued and outstanding at September 30, 1996
    and 10,737 shares issued and outstanding at December 31, 1995                 108                107
  Additional paid-in capital                                                   87,280             86,862
  Retained earnings                                                            37,061             36,935
  Unrealized loss on investments                                                 (438)                --
                                                                             --------           --------
         Total stockholders' equity                                           124,011            123,904
                                                                             --------           --------
                                                                             $151,490           $137,902
                                                                             ========           ========



The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                                (In thousands, except per share data)

                                                     For the three months         For the nine months
                                                     --------------------         -------------------
                                                     ended September 30,          ended September 30,
                                                     --------------------         -------------------

                                                     1996          1995           1996           1995
                                                   -------        -------       --------       --------

Net sales                                          $55,556        $26,403       $164,801       $104,810

Cost of sales:
   Related parties                                     247            161            448          7,968
   Other                                            46,931         21,707        138,377         78,218
                                                   -------        -------       --------       --------
                                                    47,178         21,868        138,825         86,186
                                                   -------        -------       --------       --------
Gross profit                                         8,378          4,535         25,976         18,624
                                                   -------        -------       --------       --------

Selling, general and administrative expenses:
   Related parties                                     222            207            565            500
   Other                                             9,156          7,383         26,130         21,544
                                                   -------        -------       --------       --------
                                                     9,378          7,590         26,695         22,044
                                                   -------        -------       --------       --------
Operating loss                                      (1,000)        (3,055)          (719)        (3,420)

Interest income, net                                  (650)          (855)        (1,866)        (2,284)
Equity in loss of affiliate                            564            183            956            183
                                                   -------        -------       --------       --------
Income (loss) before income taxes                     (914)        (2,383)           191         (1,319)
Income tax provision (benefit)                        (390)          (887)            65           (448)
                                                   -------        -------       --------       --------

Net income (loss)                                  $  (524)       $(1,496)      $    126       $   (871)
                                                   =======        =======       ========       ========

Earnings (loss) per share                          $ (0.05)       $ (0.14)      $   0.01       $  (0.08)
                                                   =======        =======       ========       ========

Weighted average shares outstanding                 10,773         10,727         10,918         10,734
                                                   =======        =======       ========       ========




The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (In thousands)

                                                        For the nine months ended September 30,
                                                        ---------------------------------------

                                                                 1996          1995
                                                               --------       -------
Cash flows from operating activities:
   Net income (loss)                                           $    126       $  (871)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                             2,051         1,371
        Realized loss on sale of investments                        247            --
        Provision for doubtful accounts                              90            90
        Equity in loss of affiliate                                 956           183
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                 (23,308)       53,409
            Inventories                                          (4,069)       (5,285)
            Prepaid expenses and other current assets                11          (157)
            Deferred and refundable income taxes                   (114)       (1,305)
            Accounts payable                                      2,626        (3,675)
            Accrued expenses and other current liabilities       10,855        (5,774)
                                                               --------       -------
Net cash provided by (used in) operating activities             (10,529)       37,986
                                                               --------       -------

Cash flows from investing activities:
   Purchase of property and equipment                            (2,062)       (3,018)
   Investment in affiliate                                           --        (3,186)
   Loan to affiliate                                             (1,850)       (2,000)
   Purchase of investments                                      (36,742)           --
   Proceeds from sale of investments                             41,043            --
   Other, net                                                      (912)         (793)
                                                               --------       -------
Net cash used in investing activities                              (523)       (8,997)
                                                               --------       -------
Cash flows from financing activities:
   Proceeds from issuance of common stock                           419           566
                                                               --------       -------
Net cash provided by financing activities                           419           566
                                                               --------       -------

Net increase (decrease) in cash and cash equivalents            (10,633)       29,555
Cash and cash equivalents, beginning of year                     42,583        33,862
                                                               --------       -------
Cash and cash equivalents, end of period                       $ 31,950       $63,417
                                                               ========       =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                  $     95       $    52
                                                               ========       =======
     Income taxes                                              $    123       $   731
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

   The operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

   Certain prior period amounts have been reclassified to conform with the current period presentation.


2. Inventories consist of the following (in thousands):


                                  September 30, 1996      December 31, 1995
                                  ------------------      -----------------

    Raw materials                      $13,392                 $15,248
    Finished goods                      17,914                  11,989
                                       -------                 -------
                                       $31,306                 $27,237
                                       =======                 =======


3. At September 30, 1996, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $19.4 million. Such letters of credit expire at various dates through February 1997.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1996 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q.

GENERAL

In recent years, the Company's business has been heavily dependent on purchases of promotional products by Philip Morris Incorporated ("Philip Morris"). Net sales to Philip Morris accounted for 89%, 57% and 32% of the Company's total net sales in 1994, 1995 and the first nine months of 1996, respectively. The Company believes that as a result of increased competition and efforts by Philip Morris to diversify its promotional product suppliers, sales to Philip Morris in 1995 were substantially less than in 1994. The Company expects that a significant percentage of its net sales for the remainder of 1996 will continue to be to Philip Morris. However, the Company does not anticipate that its percentage of sales to Philip Morris in 1996 will achieve the same level as in 1995 as efforts to diversify the Company's customer base continue.

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

Since the fourth quarter of 1993, Philip Morris has sought competitive bids for its promotional programs. The Company's profit margin depends, to a great extent, on its competitive position when bidding and its ability to continually lower its product costs after being awarded bids. Increased competition is expected to continue and thus adversely impact the Company's profit margin in the future.

The Company has pursued efforts to diversify and expand its customer base in order to reduce its concentration of business with Philip Morris as well as to mitigate the quarter-to-quarter fluctuations inherent in the business of promotional product programs.

In the first quarter of 1996, Pepsi-Cola Company ("Pepsi") launched the "Pepsi Stuff" national promotion. The Company supported Pepsi in the development of this promotion and was responsible for the development and production of the promotional merchandise and clothing. The "Pepsi Stuff" national promotion expired on October 31, 1996. The contract for this promotion provides for a sliding scale margin agreement at certain incremental volume levels. Net sales to Pepsi accounted for 30% of total net sales in the first nine months of 1996. The Company expects that a significant percentage of its net sales for the remainder of 1996 will be to Pepsi and will be subject to contractual lower gross margin percentages. Accordingly, the Company expects its gross margin percentages to be lower in the fourth quarter of 1996 than in prior quarters.

At September 30, 1996, the Company had written purchase orders for $81.1 million, as compared to $34.0 million at September 30, 1995. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings. Generally, promotional products orders are filled and net sales are recognized 60 to 70 days after receipt of a purchase order.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,1995

Net sales for the third quarter ended September 30, 1996 totaled $55.6 million as compared to $26.4 million in the third quarter of 1995. The increase in net sales of $29.2 million, or 110%, from the comparable period of a year ago, was directly attributable to the success of the Company's customer diversification effort. Promotional product sales in the third quarter of 1996 totaled $45.3 million, or an increase of 145%, as compared to $18.5 million in the third quarter of 1995. Net sales related to the Company's private label and Cyrk brand business in the third quarter of 1996 totaled $10.3 million, or an increase of 30%, as compared to $7.9 million in the third quarter of 1995.

Gross profit increased $3.8 million, or 85%, to $8.4 million in the third quarter of 1996 from $4.5 million in the third quarter of 1995. As a percentage of net sales, the third quarter gross profit decreased to 15.1% in 1996 from 17.2% in 1995. This decrease was due principally to the lower gross margins associated with the promotional products division, which accounted for more than three-fourths of the Company's total net sales in the third quarter of 1996.

Selling, general and administrative expenses increased $1.8 million, or 24%, to $9.4 million in the third quarter of 1996 from $7.6 million in the third quarter of 1995, but decreased as a percentage of net sales to 16.9% in the third quarter of 1996 from 28.7% in the third quarter of 1995. The Company's increased spending was primarily attributable to its expanded offshore sales and sourcing and domestic fulfillment capabilities. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative increase in third quarter net sales.

Interest income in the third quarter of 1996 was attributable to interest earned on short-term investments of excess cash, primarily in investment-grade securities.

Equity in loss of affiliate represents the Company's proportionate share of an investment being accounted for under the equity method.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the first nine months of 1996 totaled $164.8 million as compared to $104.8 million in the first nine months of 1995. The increase in net sales of $60.0 million, or 57%, from the comparable period of a year ago, was directly attributable to the success of the Company's customer diversification effort. Promotional product sales in the first nine months of 1996 totaled $125.7 million, or an increase of 71%, as compared to $73.7 million in the first nine months of 1995. Net sales related to the Company's private label and Cyrk brand business in the first nine months of 1996 totaled $39.1 million, or an increase of 26%, as compared to $31.1 million in the first nine months of 1995.

Gross profit increased $7.4 million, or 39%, to $26.0 million in the first nine months of 1996 from $18.6 million in the first nine months of 1995. As a percentage of net sales, gross profit decreased to 15.8% in 1996 from 17.8% in 1995. This decrease was due principally to the lower gross margins associated with the promotional products division, which accounted for approximately three-fourths of the Company's total net sales in the first nine months of 1996.

Selling, general and administrative expenses increased $4.7 million, or 21%, to $26.7 million in the first nine months of 1996 from $22.0 million in the first nine months of 1995, but decreased as a percentage of net sales to 16.2% in the first nine months of 1996 from 21.0% in the first nine months of 1995. The Company's increased spending was primarily attributable to its expanded offshore sales and sourcing and domestic fulfillment capabilities. Additionally, legal fees increased as a result of certain litigation and business matters. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative increase in year to date net sales.

Interest income in the first nine months of 1996 was attributable to interest earned on short-term investments of excess cash, primarily in investment-grade securities.

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

Working capital at September 30, 1996 was $104.4 million compared to $106.2 million at December 31, 1995. Net cash used by operating activities during the first nine months of 1996 was $10.5 million, due principally to an increase in accounts receivable. Trade accounts receivable grew to $40.7 million at September 30, 1996 from $20.7 million at December 31, 1995, primarily as a result of increased sales in the third quarter of 1996 compared to the fourth quarter of 1995. Inventories increased to $31.3 million at September 30, 1996 compared to $27.2 million at December 31, 1995, primarily as a result of purchases to satisfy promotional customer orders.

Net cash used in investing activities in the first nine months of 1996 was $.5 million, which included $2.1 million of additions to property and equipment, a $1.9 million loan made to an affiliate and $4.3 million of net sales of investments. In the first nine months of 1995, $5.2 million of cash used was related to an equity investment transaction consummated in March 1995 and $3.0 million was used for additions to property and equipment.

The Company currently has available a bank letter of credit and revolving credit facility which expires in January 1997. At September 30, 1996, based on the borrowing base formula prescribed by this credit facility, the Company's borrowing capacity was $75.0 million, of which $20.3 million in letters of credit were outstanding. Borrowings under this facility are collateralized by all assets of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 1996              CYRK, INC.


                                    /s/ Dominic F. Mammola
                                    -------------------------------------------
                                    Dominic F. Mammola
                                    Vice President and Chief Financial Officer
                                    (duly authorized officer and principal
                                    financial and accounting officer)