Form 10-K405
period 1996-12-31
CYRK INC
filed 1997-03-31
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number:    0-21878

                                   CYRK, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               04-3081657
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                3 POND ROAD
       GLOUCESTER, MASSACHUSETTS                                   01930
(Address of principal executive offices)                         (Zip code)

       Registrant's telephone number, including area code: (508) 283-5800

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

 Title of each class                   Name of each exchange on which registered
 COMMON STOCK, $0.01                           THE NASDAQ STOCK MARKET
 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At February 28, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was $105,162,538.

At February 28, 1997, 10,812,029 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED PURSUANT TO SECTION 14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE REGISTRANT'S 1997 ANNUAL MEETING OF STOCKHOLDERS HAVE BEEN INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF THE BUSINESS
Cyrk, Inc. (referred to herein as "Cyrk" or the "Company") was founded as a Massachusetts corporation in 1976 and was engaged primarily in the design, manufacture and sale of custom screen-printed sports apparel and accessories. In 1990, Cyrk broadened its product design and manufacturing expertise to include a focus on the promotional products business and the further development of its international production and worldwide sourcing capabilities.

Cyrk designs, develops, manufactures, sources and distributes high quality products for promotional programs and custom-designed sports apparel and accessories. Cyrk's promotional products are sold to consumer products and services companies seeking to promote their brand names and corporate identities and to build brand loyalty. Cyrk's promotional products customers include Philip Morris Incorporated ("Philip Morris") (for its Marlboro, Basic, Merit and Virginia Slims brands, among others), Pepsi-Cola Company ("Pepsi") (for its "Pepsi Stuff" national promotion, among others), Mars Incorporated (for its M&M's and Snickers brands, among others), Fidelity Investments and other companies with recognized brands. The programs developed and managed by Cyrk typically reward the consumer with promotional products that are distributed either as gifts, with the purchase of other products, or upon redemption of proofs of purchase. Cyrk believes that its combination of design, manufacturing and sourcing expertise has allowed the Company to execute large promotional programs which require the coordinated worldwide sourcing of product collections.

In addition, the Company sells private label custom-designed sports apparel and accessories to major sporting goods and apparel manufacturers and retailers such as Fila, Tommy Hilfiger and Pepe, which incorporate these Cyrk designed products into their product lines. The Company also designs, manufactures and sells a limited line of Cyrk brand sports apparel through retailers such as TJX, Bob's Stores and The Sports Authority. The success of both the private label group and Cyrk retail brand group is attributable to the large production capacity, expertise in design and manufacturing and full-service approach that the Company offers its customers.

PRODUCTS AND SERVICES
Promotional Product Programs. The goal of a promotional product program is to enhance corporate identity or brand awareness and develop customer or employee loyalty. Cyrk has achieved this goal and continues to develop and manage promotions that generate tremendous growth for customer brands and for customer loyalty. The programs typically incorporate a range of products varying in type, value and appeal such as T-shirts, fleece pullovers, jackets, sports bags, caps and watches that bear a brand or company name or logo. Most of the promotional products used by Cyrk for programs are given away to consumers in connection with the sale of another product (a "gift-with-purchase" program), sold in conjunction with the sale of another product (a "purchase-with-purchase" program), issued upon redemption of coupons evidencing the purchase of other products (a "coupon redemption" or "continuity" program), or sold without any condition as a complement to other products. Promotional products are also frequently given away to retailers that carry the brand name products to reward or incentivise sales efforts and foster goodwill towards employees.

The advertising and marketing campaigns of many companies include the promotional product concept within the design of their overall corporate development. Increasing numbers of companies are seeking to enhance and protect the value of their brands by demanding promotional products that are superior in quality and design, distinctive, contemporary, integrated with their other products and marketing efforts and immediately identifiable with their primary product brands and services. Together, Cyrk and its customers recognize that promotional programs are a vital component of a successful marketing strategy. Increasing numbers of companies are turning to outside professionals to provide the expertise required in complex areas, such as design and sourcing of promotional products, that remain outside their core businesses. Cyrk believes that the demand for professional promotional services is not currently being met by the traditional suppliers of corporate, brand and logoed products, such as advertising specialty vendors, many of which are small, have insufficient resources and are limited to offering the standard products such as pens, mugs and key chains on which a brand or corporate name or logo is imprinted.

The promotional products industry is fragmented, consisting of designers, buying agents, jobbers, manufacturers, importers and distribution companies. Consequently, a company implementing a large promotional product program generally must deal with multiple vendors. In addition, there are often numerous intermediaries between such a company and the manufacturer of the promotional products. As a result, a company may have only limited control over the design, quality and delivery of the products. This lack of control over manufacturing sources coupled with the use of multiple vendors may produce inefficiencies and result in promotional products that are inconsistent with the company's other products and brand image. Cyrk's promotional products and services are designed to address these inefficiencies in the market and to provide a comprehensive, professional program to major companies selling brand merchandise.

Cyrk often provides professional services to customers during the developmental stages of a company's promotional products program. In recent years, the Company has become more involved with assisting in developing a promotional products program around a particular concept or theme. The Company will generally provide advice regarding the selection, cost and availability of products to be included in a program. The Company will also work with a customer's market researchers to develop program participation rules and forecast participation levels and product demand.

Cyrk also offers warehouse fulfillment services and fulfillment consulting services to its promotional product customers. Fulfillment is the process by which promotional products are distributed, often through a product catalogue. The Company utilizes automated warehouse management systems, validates entitlement where the promotional product is distributed through goal achievement or submission of coupons and provides inventory control and monitoring to avoid over- or under-stocking. The Company performs fulfillment services out of both its own and third-party contract warehouses although inventory risk is borne by the customer. Philip Morris and Pepsi do not utilize the Company's warehouse fulfillment services.

The Company charges separately for its graphic design and fulfillment services but derives substantially all of its promotional product revenue from the sale of products.

Custom-Designed Sports Apparel and Accessories. Cyrk also designs, manufactures, sources and distributes private label custom-designed sports apparel and accessories that are incorporated into the product lines of the Company's customers. The Company's private label products include screen-printed T-shirts, sweatshirts, sports bags and embroidered shirts and caps which the Company sells to major sporting goods and apparel manufacturers and retailers such as Fila, Tommy Hilfiger and Pepe. The Company also provides a variety of warehouse fulfillment services for Fila.

The Company's Cyrk retail brands group offers a line of sportswear and resortwear, to include Cyrk brand screen-printed T-shirts and other sports apparel featuring Cyrk designs. These products are sold to retailers such as TJX, Bob's Stores and The Sports Authority and to a variety of resorts. The Company considers its experience with its own line of custom-designed sports apparel to be an essential ingredient to better understanding the merchandising issues that its promotional products and private label apparel customers face. Development and management of its own line also enables Cyrk to remain current with emerging fashion trends in design, color and materials.

Design, Merchandising and Product Development. The Company believes that one of its most important competitive advantages is the strong apparel design and merchandising capability that it has developed over the last 21 years. The Company maintains a staff of graphic designers and product designers who service both the Company's promotional product customers as well as its custom-designed sports apparel and accessories customers. In designing private label sports apparel and accessories, the Company's account representatives communicate extensively with both the customer and the design staff to provide products that are consistent in terms of color and design with the customer's total apparel collection. For promotional product customers, Cyrk designers not only design products and catalogues, but also provide direction as to the most effective types of products to include in a promotional program. Cyrk's extensive design capability enables the Company to furnish customers with product samples and prototypes quickly. In addition, the merchandising experience of the Company's designers allows them to assemble integrated collections of products for both promotional programs and for private label sports apparel and accessories customers. Finally, the Company's designers work closely with the production staff and understand production methods which allows the Company's designs to move quickly from the design to the production stage.

Manufacturing and Sourcing. The quality and timely delivery of the Company's products depend on the Company's ability to control the manufacturing process. The Company seeks to maintain such control by performing its sports apparel and accessories manufacturing operations in-house and by maintaining a physical presence in the Far East to oversee the offshore manufacturing of the Company's products by independent Asian factories. The Company expanded its presence in the Far East in 1993 when it established a branch office in Taiwan and a subsidiary in Hong Kong, which perform a variety of services for the Company, such as selecting manufacturers, communicating product specifications and quality control standards, monitoring the manufacturing process, performing on-site quality control inspections, transferring letters of credit and coordinating export clearance and shipping. In May 1996, the Company further expanded its presence in the Far East by establishing a Korean branch office, further augmenting the Company's sourcing and manufacturing capabilities.

The Company has no long-term contracts with manufacturing sources and competes with other companies for production facilities and import quota capacity. In addition, most Asian manufacturers require that a letter of credit be posted at the time a purchase order is placed. The Company believes that its policy of outsourcing a majority of its manufacturing requirements allows it to achieve increased production flexibility while reducing the Company's capital expenditures and costs of maintaining a substantial production work force. The Company's business is subject to risks normally associated with conducting business abroad, such as foreign government regulations, political unrest, disruptions or delays in shipments, fluctuations in foreign currency exchange rates and changes in the economic conditions in the countries in which the Company's manufacturing sources are located. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign manufacturing sources were to cease doing business with the Company for any reason, the Company's business and operating results could be adversely affected. The Company's business is also subject to the risks associated with the imposition of additional trade restrictions related to imported products, including quotas, duties, taxes and other charges or restrictions.

PHILIP MORRIS AND PEPSI RELATIONSHIPS
In recent years, the Company's business has been heavily dependent on purchases of promotional products by Philip Morris. Net sales to Philip Morris accounted for 30%, 57% and 89% of the Company's consolidated net sales in 1996, 1995 and 1994, respectively. A substantial majority of the Company's sales to Philip Morris in the last three years was related to Philip Morris' Marlboro Adventure Team, Marlboro Country Store and Marlboro Unlimited promotions.

Recently the United States Food and Drug Administration issued final regulations with respect to tobacco products. Such regulations could have a material adverse effect on the Company's business with Phillip Morris and on its results of operations. For a description of such regulations, see the Company's Cautionary Statement For Purposes Of The "Safe Harbor" Provisions Of The Private
Securities Litigation Reform Act Of 1995, filed as Exhibit 99.2 hereto.

Efforts by the Company to diversify its customer base resulted in an agreement with Pepsi in 1996 for the Company's support in the "Pepsi Stuff" national promotion. Net sales to Pepsi accounted for 38% of total net sales in 1996. The "Pepsi Stuff" national promotion expired on October 31, 1996. In December 1996, the Company entered into an agreement to provide similar promotional products and services to Pepsi in 1997.

The Company's business with Pepsi and Philip Morris is based upon purchase orders placed by these customers from time to time during the course of a promotion. There are no written agreements with these customers which commit them to make a certain level of purchases. The actual level of purchases by Pepsi and Philip Morris (and other promotional products customers) depends on a number of factors, including the duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter.

SALES AND DISTRIBUTION
The Company sells its promotional product services and private label custom-designed sports apparel and accessories through an employee sales force composed of approximately 80 persons. In addition, executive officers of the Company are actively involved in selling the Company's promotional product services and managing large customer accounts. The Company's selling efforts with respect to its promotional products and services consist of identifying and making sales presentations to prospective customers and monitoring the progress of a customer's promotional program from start to finish. These selling efforts are targeted at companies whose products and brands the Company is currently helping to promote as well as to other large companies that tend to rely heavily on promotional product advertising. The Company believes that achieving growth in net sales and increasing its number of customers will require the hiring of additional sales employees.

The Company's selling efforts with respect to private label custom-designed sports apparel and accessories are focused on increasing the number of different items the Company sells to particular customers by creating collections of products for them.

The Company sells its Cyrk brand screen-printed and embroidered apparel through approximately 30 independent sales organizations that are compensated on a commission basis. The Company has no written agreements with these representatives, who work on an order-by-order basis. Typically, the Company's sales representatives handle the products of three to five other noncompeting manufacturers.

International sales accounted for approximately 8%, 3% and 1% of the Company's net sales in 1996, 1995 and 1994, respectively. International sales are currently made primarily through the Company's account representatives in the United States and, to a lesser extent, through the Company's United Kingdom and Hong Kong subsidiaries.

COMPETITION
The promotional products and the custom-designed sports apparel and accessories industries are highly fragmented and competitive, and some of the Company's competitors in both industries have substantially greater financial and other resources than the Company. The Company's promotional products and services compete with the services of in-house advertising, promotional products and purchasing departments and with designers and vendors of single or multiple product lines. The promotional product services of the Company also compete for advertising dollars with other media such as television, radio, newspapers, magazines and billboards. The Company's custom-designed sports apparel and accessories business competes with many, mostly small, apparel manufacturers. Entry into both industries is not difficult and new competitors are continually commencing operations.

The primary bases for competition are creativity in product design, quality and style of products, prompt delivery, customer service, price and financial strength. The Company believes that it currently competes favorably in each of the foregoing areas and that its ability to provide a full range of integrated services gives it a competitive advantage.

BACKLOG
At December 31, 1996, the Company had written purchase orders for $97.6 million as compared to $72.9 million at December 31, 1995. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues and earnings. In promotional programs there is, on average, a one to six-month period between development of the concept and design and delivery of products to the customer. Private label sports apparel and accessories orders are typically filled within two months after receipt of an order, while Cyrk brand product orders are generally filled within one month after receipt of an order.

TESTING AND QUALITY CONTROL
The Company bears the risk of nonconforming goods sold to its customers and, in the case of outsourced products, has recourse against the manufacturer. Because many products are sourced in Asia, the Company relies primarily on monitoring and inspection activities to ensure quality control rather than on any remedies it may have for defective goods.

The Company, through independent laboratories, performs extensive tests to ensure that materials and fabrics meet all applicable United States and foreign safety and quality standards, including flammability and child safety laws. In some cases additional tests are performed by the Company's customers.

IMPORTS AND IMPORT RESTRICTIONS
Net sales of the Company in 1996 attributable to products manufactured in Asia were approximately 73% of the Company's total net sales. The importation of such products is subject to the constraints imposed by bilateral agreements between the United States and substantially all of the countries from which the Company imports goods. These agreements impose quotas that limit the quantity of certain types of goods, including textile products imported by the Company, which can be imported into the United States from those countries. Textile products subject to quotas represented approximately 45% of the Company's net sales in 1996. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.

The Company's continued ability to source products that it imports may be adversely affected by additional bilateral and multilateral agreements, unilateral trade restrictions, significant decreases in import quotas, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on imports.

Products imported by the Company from China currently receive the same preferential tariff treatment accorded goods from countries granted "most favored nation" status. However, because of concerns regarding Chinese labor and human rights practices, weapons proliferation and trade policies, the renewal of China's most favored nation treatment has been a contentious political issue for several years. In 1992, the United States Congress passed bills on two separate occasions, both of which were vetoed by President Bush, seeking to impose a number of additional conditions on the renewal of China's most favored nation status, and there can be no assurance that similar legislation will not be introduced or adopted in the future or that such status will not be renewed when it expires. If China were to lose its "most favored nation" status, goods imported from China will be subject to significantly higher duty rates. Any such increased duties would increase the cost of goods from China. In 1996, approximately 35% of the Company's net sales were from products manufactured in China.

TRADEMARKS
The Company is the owner in the United States of the trademark "CYRK" which is registered in the United States Patent and Trademark Office. The Company is not aware of any material claims of infringement or other challenges to the Company's right to use this mark in the United States.

EMPLOYEES
At December 31, 1996, the Company had 730 full-time employees. The Company's work force is not unionized and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

The Company's manufacturing operations and principal executive offices are located in Gloucester, Massachusetts. At December 31, 1996, the Company occupied approximately 80,000 square feet (of which approximately two-thirds was allocated to manufacturing operations) under leases that expire in April 1999 and have a current annual base rent of approximately $585,000. In January 1997, the Company also began leasing approximately 21,400 square feet of additional office and warehouse space in Gloucester, Massachusetts on a temporary basis at a monthly rent of $14,267. The Company is currently negotiating a long-term lease arrangement for this facility. All of the Gloucester facilities are owned by a trust of which Mr. Shlopak, the Company's Chairman of the Board of Directors and Chief Executive Officer, is both a trustee and beneficiary.

The Company also leases approximately 120,000 square feet of warehouse space in Danvers, Massachusetts under the terms of a five-year extension option to the operating lease agreement. The extension option expires on April 16, 2001. Under the terms of the extension option, the Company pays monthly rent of $25,000. The warehouse is used by the Company for inventory storage and to perform fulfillment services for certain of its customers. This facility is owned by a trust of which Mr. Shlopak and Mr. Brady, the Company's President and Chief Operating Officer, are both trustees and beneficiaries.

Additionally, the Company leases approximately 60,000 square feet of warehouse and office space in Milford, Connecticut which is used for fulfillment operations pursuant to a lease which expires in March 2006. The Company also leases approximately 20,800 square feet of warehouse and office space in Norwood, Massachusetts which is used for its advertising specialty operations, pursuant to a lease which expires in September 2001. The Company also leases approximately 12,000 square feet of office space in New York City, pursuant to a lease which expires in July 1999.

The Company's English subsidiary leases approximately 2,000 square feet of office space in Windsor, England, pursuant to a lease which expires in February 1998. The Company's Hong Kong subsidiary leases approximately 3,800 square feet of office space in Kowloon, Hong Kong, pursuant to a lease which expires in December 1997. The Company's Taiwanese branch leases approximately 4,100 square feet of office space in Taipei, Taiwan, pursuant to a lease which expires in June 1997. The Company's Korean branch leases approximately 1,600 square feet of office space in Seoul, Korea, pursuant to a lease which expires in April 1997.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and certain of its officers and directors have been named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York (Barry Hallet, Jr.
v. Li & Fung, et al., Docket No. 95 Civ. 8917). Additional defendants include the managing underwriter of the Company's previous public securities offerings and a former principal stockholder of the Company. The plaintiff in the action alleges that, in violation of the securities laws, the Company and its officers made false and misleading statements concerning the Company's business which artificially inflated the price of the Company's stock and that, as a result, the plaintiff and other putative class members were damaged when they purchased the Company's stock. The Company's motion to dismiss the complaint was denied and the parties are continuing with discovery. The Company intends to vigorously defend the action.

On August 30, 1995, the Company filed a complaint in the Superior Court for Middlesex County, Massachusetts against Apex One, Inc. ("Apex") and its parent, Converse, Inc. ("Converse") seeking money damages and equitable relief for non-payment of $1.9 million of indebtedness arising from the sale and delivery of goods to these defendants. In addition, the Company sought damages on account of its production and holding of inventory, valued at over $2.0 million, arising from Apex and Converse orders. On September 14, 1995, Apex filed for protection under Chapter 11 of the United States Bankruptcy Code thereby staying the Company's action against Apex. Pursuant to a settlement and Mutual Release Agreement executed by the parties on February 7, 1997 and approved by the United States Bankruptcy Court on February 10, 1997, the Company will receive $1.2 million in full settlement of its claims against Apex and Converse.

On or about February 15, 1997, Montague Corporation ("Montague") filed a complaint against the Company in the Middlesex County Superior Court of the Commonwealth of Massachusetts (Civil Action No. 97-00888). The complaint arises out of an alleged distribution agreement ("Agreement") between the Company and Montague's exclusive distributor for the sale of its bicycles in connection with promotional programs in the United States. The complaint alleges that the Company breached the purported Agreement, made negligent misrepresentations concerning its performance of the Agreement and engaged in unfair and deceptive trade practices in violation of Massachusetts General Law Chapter 93A. Montague seeks actual and punitive damages with interest, attorneys' fees and costs. The Company has meritorious defenses to these claims and intends to vigorously oppose them. In fact, on March 17, 1997, the Company served upon Montague a motion to dismiss the complaint. The litigation is in an early stage and the Company is unable to express an opinion as to the likely outcome.

In the opinion of management, the outcomes of the foregoing pending actions will not, in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or net cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


The following are the names, ages, positions with the Company and a brief description of the business experience during the last five years of the executive officers of the Company, all of whom serve until they resign or are removed from such offices by the Board of Directors:

GREGORY P. SHLOPAK (50):            Chairman of the Board of Directors and Chief
                                    Executive Officer. Mr. Shlopak is a founder of Cyrk and has served as one of its directors since its incorporation in 1990.
                                    From May 1990 to May 1993, Mr. Shlopak
                                    served as the Company's President and
                                    Secretary and was elected Chairman of the Board and Chief Executive Officer in May
                                    1993. Mr. Shlopak was also the founder,
                                    President and a director of a company
                                    engaged in the manufacture of custom
                                    screen-printed and embroidered apparel and accessories that was incorporated in 1976 and was merged into the Company in July
                                    1993.

PATRICK D. BRADY (41):              President and Chief Operating Officer. Mr.
                                    Brady is a founder of the Company and has served as one of its directors since its incorporation in 1990. Mr. Brady was the Chief Operating Officer and Treasurer of the
                                    Company from May 1990 until May 1993 and served as Chief Financial Officer from May
                                    1993 to September 1994. Mr. Brady was
                                    elected President and Chief Operating
                                    Officer in May 1993.

TERRY B. ANGSTADT (43):             Executive Vice President. Mr. Angstadt has
                                    been a General Manager of the Company since
                                    January 1992. Mr. Angstadt was elected an
                                    Executive Vice President of the Company in
                                    May 1993.

DOMINIC F. MAMMOLA (40):            Vice President and Chief Financial Officer.
                                    Mr. Mammola has served as Vice President and Chief Financial Officer of the Company since
                                    September 1994. From April 1987 to June
                                    1994, he was Chief Financial Officer of Papa
                                    Gino's, Inc., a restaurant chain.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's stock is traded on the Nasdaq National Market under the symbol CYRK. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported by the Nasdaq National Market.

                               1996                     1995
                        High         Low          High         Low
                        ----         ---          ----         ---

First Quarter        $   16.75    $   10.25    $   39.63    $   16.50
Second Quarter           16.25        11.38        17.00         7.50
Third Quarter            13.88         9.75        14.13         8.63
Fourth Quarter           13.00        10.00        12.16         9.63

As of February 28, 1997, the Company had approximately 102 holders of record (representing approximately 2,600 beneficial owners) of its common stock. The last reported sale price of the Company's common stock on February 28, 1997 was $12.50.

The Company has never paid cash dividends, other than stockholder distributions of Subchapter S earnings during 1993 and 1992, and none are contemplated in the foreseeable future as the Company currently intends to retain its earnings to finance future growth. In addition, the Company's ability to pay cash dividends is limited pursuant to the terms of its credit facility.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                     Year Ended December 31,
                             1996             1995            1994          1993           1992
                             ----             ----            ----          ----           ----
SELECTED INCOME                               (In thousands, except per share data)
STATEMENT DATA:
Net sales                 $ 250,901       $ 135,842        $ 401,936      $ 165,708      $ 52,804
Net income (loss)               438          (2,338)          30,409          8,650         2,897
Earnings (loss) per
 share                          .04            (.22)            3.20           1.18           .44



                                                           December 31,
                             1996             1995            1994           1993           1992
                             ----             ----            ----           ----           ----
SELECTED BALANCE                                                  (In thousands)
SHEET DATA:
Working capital           $ 102,271       $ 106,188        $ 115,939       $ 25,101       $  2,353
Total assets                190,239         137,598          147,029         67,221         21,506
Long-term debt                   --              --               --             53            137
Cash dividends                   --              --               --          3,900          2,117
Stockholders' equity        124,347         123,600          125,659         27,523          3,497

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
The Company is a full service, integrated provider of marketing and promotional products and services. As such, the Company generates revenue from the sale of promotional products and the development of marketing programs. The majority of the Company's revenue is derived from the sale of promotional products to consumer product companies seeking to promote their brand and build customer loyalty.

Historically, the Company's business has been heavily dependent on purchases of promotional products by Philip Morris Incorporated ("Philip Morris"). In 1995 and 1994, sales to Philip Morris accounted for 57% and 89% of the Company's total net sales, respectively. In 1996, the Company extended its relationship with Philip Morris. Efforts by the Company to diversify its customer base resulted in an agreement with Pepsi-Cola Company ("Pepsi") in 1996 for the Company's support in the "Pepsi Stuff" national promotion. Net sales to Pepsi accounted for 38% of total net sales in 1996, while Philip Morris accounted for 30% of total net sales.

The Company's business with Pepsi and Philip Morris is based upon purchase orders placed by these customers from time to time during the course of a promotion. There are no written agreements with these customers which commits them to make a certain level of purchases. The actual level of purchases by Pepsi and Philip Morris (and other promotional products customers) depends on a number of factors, including the duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter.

Philip Morris solicits competitive bids for its promotional programs. The Company's profit margin depends, to a great extent, on its competitive position when bidding and its ability to continually lower its product costs after being awarded bids. Increased competition is expected to continue and may adversely impact the Company's profit margin on Philip Morris promotions in the future.

The Company's agreement with Pepsi for the 1996 "Pepsi Stuff" program provided an exclusive role for the Company in the development and production of the promotional merchandise and clothing. The contract further provided for negotiated gross margins at various volume levels. The "Pepsi Stuff" national promotion expired on, and required all consumer redemption orders to be postmarked by, October 31, 1996. In December 1996, the Company entered into an agreement to provide similar promotional products and services to Pepsi in 1997.

At December 31, 1996, the Company had written purchase orders for $97.6 million as compared to $72.9 million at December 31, 1995. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings. Generally, promotional products orders are filled and net sales are recognized 60 to 70 days after receipt of a purchase order.

RESULTS OF OPERATIONS
The following table sets forth, for the periods presented, certain items in the Company's statements of operations as a percentage of net sales:

                                         Year Ended December 31,
                                  1996           1995           1994
-------------------------------------------------------------------------
Net sales                        100.0%         100.0%         100.0%
Gross profit                      14.7           17.2           19.3
Selling, general and
 administrative expenses          14.8           21.8            6.1
Operating income (loss)             --           (4.6)          13.2
Interest expense (income)         (1.0)          (2.4)            .3
Net income (loss)                   .2           (1.7)           7.6

1996 Compared to 1995
Net sales increased $115.1 million, or 85%, to $250.9 million in 1996 from $135.8 million in 1995. The increase in net sales was directly attributable to the success of the Company's customer diversification effort. Promotional product sales in 1996 totaled $202.7 million, or an increase of 108%, as compared to $97.3 million in 1995. Net sales related to the Company's private label and Cyrk brand business in 1996 totaled $48.2 million, or an increase of 25%, as compared to $38.5 million in 1995.

Gross profit increased $13.6 million, or 58%, to $37.0 million in 1996 from $23.4 million in 1995. As a percentage of net sales, gross profit decreased to 14.7% in 1996 from 17.2% in 1995 primarily as a result of the continued concentration of sales volume and lower margins associated with the large promotional programs.

Selling, general and administrative expenses increased $7.4 million, or 25%, to $37.0 million in 1996 from $29.7 million in 1995, but decreased as a percentage of net sales to 14.8% in 1996 from 21.8% in 1995. The Company's increased spending was primarily attributable to its expanded global sales, sourcing and fulfillment capabilities. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative increase in net sales.

Interest income in 1996 was attributable to interest earned on short-term investments of excess cash, primarily in investment grade securities.

Equity in loss of affiliates represents the Company's proportionate share of investments being accounted for under the equity method.

For an analysis of the change in the effective tax rates from 1994 to 1996, see notes to consolidated financial statements.

1995 Compared to 1994
Net sales decreased $266.1 million , or 66%, to $135.8 million in 1995 from $401.9 million in 1994. The decrease was due primarily to the decline in net sales of promotional products to Philip Morris. The decrease in net sales to Philip Morris was partially offset by an increase in net sales of private label and Cyrk brand sports apparel and accessories which increased 26% to $38.5 million in 1995 from $30.6 million in 1994, and by an increase in net sales of other promotional products business.

Gross profit decreased $54.1 million, or 70%, to $23.4 million in 1995 from $77.5 million in 1994. As a percentage of net sales, gross profit decreased to 17.2% in 1995 from 19.3% in 1994 due principally to higher material and manufacturing costs associated with the Company's private label and Cyrk brand business incurred in anticipation of a volume of business greater than actually achieved.

Selling, general and administrative expenses increased $5.1 million, or 21%, to $29.7 million in 1995 from $24.5 million in 1994, and increased as a percentage of net sales to 21.8% in 1995 from 6.1% in 1994. The dollar increase was primarily attributable to increased selling costs related to new business development. The increase in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative decline in net sales in 1995 versus 1994. Notwithstanding the significant fluctuations in its net sales, the Company manages such expenses consistent with its longer-term business plan and the timelines required for account development.

Interest income in 1995 was attributable to interest earned on short-term investments of excess cash, primarily in investment grade securities.

Equity in loss of affiliate represents the Company's proportionate share of a 1995 investment being accounted for under the equity method. (See notes to consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES
Working capital at December 31, 1996 was $102.3 million compared to $106.2 million at December 31, 1995. Net cash used in operating activities during 1996 was $25.5 million, due principally to an increase in accounts receivable. Trade accounts receivable grew to $59.0 million at December 31, 1996 from $20.5 million at December 31, 1995, primarily as a result of increased sales in the fourth quarter of 1996 compared to the fourth quarter of 1995. Days sales outstanding were 62 days and 60 days at December 31, 1996 and December 31, 1995, respectively. Inventories at December 31, 1996 were $45.9 million, an increase of $18.9 million from December 31, 1995. This increase in inventories was primarily as a result of inventory purchases to satisfy promotional customer orders. Approximately one-third of this inventory at December 31, 1996 relates to the Company's private label and Cyrk brand business. The inventory for this business is customarily accumulated in anticipation of forecasted demand and without written purchase orders which are typically associated with the Company's promotional products business. At December 31, 1995, approximately two-thirds of the Company's inventory consisted of inventory related to the private label and Cyrk brand business.

Net cash provided by investing activities was $7.9 million, which included $16.8 million of net sales of investments, offset by $3.4 million of additions to property and equipment, $1.8 million of acquired intangible assets and $2.3 million of loans made to an affiliate. In 1995, net cash used in investing activities was $29.9 million, of which $19.6 million represented net purchases of investments, $5.7 million was related to equity investments and $3.9 million was used for additions to property and equipment. The Company currently anticipates that its 1997 capital expenditures will substantially exceed those of 1996.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public sales of common stock, bank borrowings and capital equipment leases. Such cash requirements for 1996 were provided principally by financing and investing activities.

The Company currently has available a bank letter of credit and revolving credit facility which expires March 31, 1998. As of December 31, 1996, based on the borrowing base formula prescribed by this credit facility, the Company's borrowing capacity was $75 million, of which $34.8 million in letters of credit and $18.7 million of short-term borrowings were outstanding. Borrowings under the facilities are collateralized by all assets of the Company.

Management believes that the Company's existing cash position, credit facilities, and its ability to obtain additional financing, combined with internally generated cash flow, will be adequate for its liquidity and capital needs at least through the end of 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                         PAGE
                                                                                                         ----
Report of Independent Accountants                                                                         22
Consolidated Balance Sheets as of December 31, 1996 and 1995                                              23
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994                24
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995
       and 1994                                                                                           25
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994                26
Notes to Consolidated Financial Statements                                                               27-36

Schedule II:  Valuation and Qualifying Accounts                                                           37



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding the Company's directors is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I hereof, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.


ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the section captioned "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference thereto.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT.

                  1.       FINANCIAL STATEMENTS:

                           Consolidated Balance Sheets as of December 31, 1996 and 1995

                           Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                           Notes to Consolidated Financial Statements

                  2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994:

                           Schedule II: Valuation and Qualifying Accounts.

                           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    3.    EXHIBITS

 EXHIBIT NO.    DESCRIPTION

+2.1 Agreement of Merger dated July 6, 1993 between the Registrant and Cyrk, Inc.

@3.1            Restated Certificate of Incorporation of the Registrant

*3.2            Amended and Restated By-laws of the Registrant

*4.1            Specimen certificate representing Common Stock

*10.1           1993 Non-Employee Director Stock Option Plan

x*10.2          1993 Employee Stock Purchase Plan

x@10.3          1993 Omnibus Stock Plan, as amended

+++10.4 First Amended and Restated Marlboro Adventure Team Products Trade Financing Arrangement Agreement dated as of January 10, 1994, between the Registrant and Philip Morris Incorporated

*10.5 Subscription and Registration Rights Agreement dated as of May 1, 1990, between Li & Fung (B.V.I.) Limited, Patrick D. Brady, Gregory P. Shlopak and the Registrant

@10.6 Letter agreement dated November 30, 1994 among Li & Fung (Trading) Ltd., Li & Fung (B.V.I.) Ltd. and the Registrant

*10.7 Lease dated as of April 19, 1989, between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust, and Cyrk, Inc.

*10.8 Lease dated as of April 19, 1989, between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of LPG Realty Trust, and Cyrk, Inc.

o10.9 Lease dated April 17, 1986 between Spaulding and Slye Company and Parker Brothers Division of Kenner-Parker Toys Inc., with Assignment of Lessee's Interest in Lease dated as of June 11, 1995 between Tonka Corporation and the Registrant

+10.10 Letter Agreement dated October 19, 1993, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

+10.11 Revolving Credit Agreement dated as of December 1, 1993, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

+10.12 Letter Agreement dated January 5, 1994, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

+10.13 Amendment No. 1 to Revolving Credit Agreement dated as of January 12, 1994, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

+10.14 Security Agreement dated as of December 1, 1993, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

#10.15 Revolving Credit Agreement dated May 9, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.

#10.16 Security Agreement dated May 9, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.

#10.17 Security and Loan Agreement dated May 12, 1994 between the Registrant and The Pacific Bank

#10.18 Security Agreement dated May 12, 1994 between the Registrant and The Pacific Bank

#10.19 Letter Agreement dated May 5, 1994 between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

#10.20 Intercreditor Agreement dated May 12, 1994 among the Registrant, Fleet Bank of Massachusetts, N.A., The Pacific Bank, and The Hongkong and Shanghai Banking Corporation Limited

o10.21 Letter agreement dated February 7, 1996, between the Registrant and The Wells Fargo HSBC Trade Bank, N.A.

10.21.1 Letter agreement dated March 26, 1997, between the Registrant and The Wells Fargo HSBC Trade Bank, N.A., filed herewith

EXHIBIT NO.     DESCRIPTION


+10.22 Tax Allocation and Indemnity Agreement dated July 6, 1993, among Cyrk, Inc., the Registrant, Gregory P. Shlopak and Patrick D. Brady

x*10.23 Restricted Stock Purchase Agreement dated May 10, 1993, between the Registrant and Terry B. Angstadt

x-10.24 Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P. Shlopak and Patrick D. Brady, Trustee, entitled "The Shlopak Family 1994 Irrevocable Insurance Trust"

x-10.24.1       Assignments of Life Insurance policies as Collateral, each dated
                November 15, 1994

x-10.25 Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P. Shlopak and Patrick D. Brady, Trustee, entitled "The Gregory P. Shlopak 1994 Irrevocable Insurance Trust"

x-10.25.1       Assignments of Life Insurance policies as Collateral, each dated
                November 15, 1994

x-10.26 Consulting Agreement dated as of November 15, 1994 by and between the Registrant and Gregory P. Shlopak

x-10.27 Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Walter E. Moxham, Jr. as Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and Walter E. Moxham, Jr., Trustee, entitled "The Patrick D. Brady 1994 Irrevocable Insurance Trust"

x-10.27.1       Assignments of Life Insurance policies as Collateral, each dated
                November 15, 1994

x-10.28 Consulting Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady

-10.29 First Amended and Restated Agreement of Limited Partnership dated as of March 28, 1995 by and between the Registrant and Grant & Partners Limited Partnership

-10.30 Revolving Credit Agreement dated as of March 28, 1995 by and between the Registrant and Grant & Partners Limited Partnership

10.30.1 Agreement dated October 11, 1996, between the Registrant and Grant & Partners Limited Partnership, filed herewith

-10.31 Option Agreement dated as of March 28, 1995 by and among the Registrant, Grant & Partners, Inc., Alan Grant and Grant & Partners Limited Partnership

*-10.32 Non-Qualified Stock Option Agreement dated as of February 10, 1995 by and between the Registrant and Alan Grant

*-10.33 Non-Qualified Stock Option Agreement dated as of March 28, 1995 by and between the Registrant and Alan Grant

10.34 Loan agreement dated April 30, 1996, between the Registrant, 125 Water Street, LLC, Gregory P. Shlopak and Patrick D. Brady, filed herewith

10.34.1 Promissory Note dated April 30, 1996, between the Registrant and 125 Water Street, LLC, filed herewith

21.1            List of Subsidiaries, filed herewith

23.1 Consent of Coopers & Lybrand L.L.P. - Independent Accountants, filed herewith

[_]99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

99.2 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

+ Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-75320) or an amendment thereto and incorporated herein by reference.

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

x               Management contract or compensatory plan or arrangement.

+++ Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-75320) or an amendment thereto accompanied by a request for confidential treatment as to certain portions and incorporated herein by reference.

# Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1994 and incorporated herein by reference.

@ Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference

- Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995 and incorporated herein by reference.

o Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference

[_] Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996 and incorporated herein by reference.

         (b)    REPORTS ON FORM 8-K.
                No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     CYRK, INC.



Date:  March 27,  1997                               By: /s/ Patrick D. Brady
                                                        ----------------------
                                                         Patrick D. Brady
                                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gregory P.Shlopak
------------------------                Chairman of the Board                           March 27, 1997
GREGORY P. SHLOPAK                      Chief Executive Officer
                                        (principal executive officer)
                                        Director

/s/ Patrick D. Brady
------------------------                President                                       March 27, 1997
PATRICK D. BRADY                        Chief Operating Officer
                                        Director

/s/ Dominic F. Mammola
------------------------                Chief Financial Officer                         March 27, 1997
DOMINIC F. MAMMOLA                      (principal financial and
                                        accounting officer)


/s/ Joseph W. Bartlett
------------------------                Director                                        March 27, 1997
JOSEPH W. BARTLETT

/s/ Louis Marx, Jr.
------------------------                Director                                        March 27, 1997
LOUIS MARX, JR.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
   Stockholders of Cyrk, Inc.:

We have audited the consolidated financial statements and the financial statement schedule of Cyrk, Inc. and subsidiaries listed in Items 14a(1) and (2) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Cyrk, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                       Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 14, 1997

                                   CYRK, INC.
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1996 AND 1995
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                     1996             1995
                                                                                     ----             ----
Current assets:
  Cash and cash equivalents                                                       $  44,224        $  42,583
  Investments                                                                         2,420           19,555
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $3,191 in
     1996 and $3,039 in 1995                                                         59,046           20,538
   Officers, stockholders and related parties                                         3,466              222
  Inventories                                                                        45,904           27,007
  Prepaid expenses and other current assets                                           6,114            3,934
  Deferred and refundable income taxes                                                6,186            5,748
                                                                                  ---------        ---------
     Total current assets                                                           167,360          119,587
Property and equipment, net                                                          10,407            9,542
Other assets                                                                          6,605            3,482
Investment in affiliates                                                              1,617            2,987
Loan to affiliate                                                                     4,250            2,000
                                                                                  ---------        ---------
                                                                                  $ 190,239        $ 137,598
                                                                                  =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                           $  18,749        $      --
  Accounts payable:
   Trade                                                                              8,834            3,399
   Affiliates                                                                           992               21
  Accrued expenses and other current liabilities                                     36,514            9,979
                                                                                  ---------        ---------
      Total current liabilities                                                      65,089           13,399
Deferred income taxes                                                                   803              599
                                                                                  ---------        ---------
     Total liabilities                                                               65,892           13,998
                                                                                  ---------        ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued              --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     10,790,876 shares issued and outstanding in 1996
     and 10,737,209 shares issued and outstanding in 1995                               108              107
  Additional paid-in capital                                                         87,402           86,862
  Retained earnings                                                                  37,373           36,935
  Net unrealized loss on available-for-sale securities                                  (56)             (74)
  Cumulative translation adjustment                                                    (480)            (230)
                                                                                  ---------        ---------
     Total stockholders' equity                                                     124,347          123,600
                                                                                  ---------        ---------

                                                                                  $ 190,239        $ 137,598
                                                                                  =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                                  CYRK, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       1996            1995              1994
                                                       ----            ----              ----
Net sales                                           $ 250,901        $ 135,842        $ 401,936
Cost of sales:
 Related parties                                        2,064            7,974           53,849
 Other                                                211,851          104,489          270,633
                                                    ---------        ---------        ---------
                                                      213,915          112,463          324,482
                                                    ---------        ---------        ---------
Gross profit                                           36,986           23,379           77,454
                                                    ---------        ---------        ---------
Selling, general and administrative expenses:
 Related parties                                          787              587              587
 Other                                                 36,248           29,065           23,924
                                                    ---------        ---------        ---------
                                                       37,035           29,652           24,511
                                                    ---------        ---------        ---------
Operating income (loss)                                   (49)          (6,273)          52,943
Interest expense (income), net                         (2,423)          (3,274)           1,228
Equity in loss of affiliates                            1,111              543               --
                                                    ---------        ---------        ---------
Income (loss) before income taxes                       1,263           (3,542)          51,715
Income tax provision (benefit)                            825           (1,204)          21,306
                                                    ---------        ---------        ---------
Net income (loss)                                   $     438        $  (2,338)       $  30,409
                                                    =========        =========        =========

Earnings (loss) per share                           $    0.04        $   (0.22)       $    3.20
                                                    =========        =========        =========

Weighted average shares outstanding                    10,909           10,735            9,512
                                                    =========        =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                                                                            Net
                                                                                         Unrealized
                                                                                          Loss on
                                                               Additional                Available-     Cumulative     Total
                                                    Common      Paid-in     Retained      For-Sale     Translation  Stockholders'
                                                    Stock       Capital     Earnings     Securities    Adjustment      Equity
                                                  ---------    ---------    ---------     ---------     ---------     ---------
Balance, December 31, 1993                        $      82    $  18,577    $   8,864     $      --     $      --     $  27,523
Issuance of shares in connection with
 public offerings                                        22       62,196           --            --            --        62,218
Issuance of shares under employee stock option
 and stock purchase plans, net of tax benefit             3        5,506           --            --            --         5,509
Net income                                               --           --       30,409            --            --        30,409
                                                  ---------    ---------    ---------     ---------     ---------     ---------
Balance, December 31, 1994                              107       86,279       39,273            --            --       125,659
Issuance of shares under employee stock option
 and stock purchase plans, net of tax benefit            --          583           --            --            --           583
Net unrealized losses on
  available-for-sale-securities                          --           --           --           (74)           --           (74)
Translation adjustment                                   --           --           --            --          (230)         (230)
Net loss                                                 --           --       (2,338)           --            --        (2,338)
                                                  ---------    ---------    ---------     ---------     ---------     ---------
Balance, December 31, 1995                              107       86,862       36,935           (74)         (230)      123,600
Issuance of shares under employee stock option
 and stock purchase plans                                 1          540           --            --            --           541
Net unrealized gains on
  available-for-sale-securities                          --           --           --            18            --            18
Translation adjustment                                   --           --           --            --          (250)         (250)
Net income                                               --           --          438            --            --           438
                                                  ---------    ---------    ---------     ---------     ---------     ---------
Balance, December 31, 1996                        $     108    $  87,402    $  37,373     $     (56)    $    (480)    $ 124,347
                                                  =========    =========    =========     =========     =========     =========


    The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                      1996            1995            1994
                                                                                    --------        --------        --------
Cash flows from operating activities:
 Net income (loss)                                                                  $    438        $ (2,338)       $ 30,409
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                        2,875           1,956             832
  Realized loss on sale of investments                                                   352              13              --
  Provision for doubtful accounts                                                        152             120           2,568
  Deferred income taxes                                                               (1,303)           (220)         (2,406)
  Equity in loss of affiliates                                                         1,111             543              --
  Tax benefit from stock option plans                                                     --              16           1,788
  Increase (decrease) in cash from changes in working capital items:
    Accounts receivable                                                              (41,973)         51,977         (39,244)
    Inventories                                                                      (18,905)         (8,291)         (3,166)
    Prepaid expenses and other current assets                                         (2,187)         (1,429)         (1,781)
    Refundable income taxes                                                            1,069           3,130          (4,199)
    Accounts payable, trade                                                            5,414            (617)             48
    Accounts payable, affiliates                                                         971          (2,414)         (3,955)
    Accrued expenses and other current liabilities                                    26,513          (4,400)          7,284
                                                                                    --------        --------        --------
Net cash provided by (used in) operating activities                                  (25,473)         38,046         (11,822)
                                                                                    --------        --------        --------
Cash flows from investing activities:
 Purchase of property and equipment                                                   (3,441)         (3,890)         (5,752)
 Investment in affiliates                                                                 --          (3,686)             --
 Loan to affiliate                                                                    (2,250)         (2,000)             --
 Purchase of investments                                                             (37,913)        (35,639)         (2,000)
 Proceeds from sales of investments                                                   54,714          15,997              --
 Acquisition of intangible assets                                                     (1,789)             --              --
 Other, net                                                                           (1,378)           (674)           (750)
                                                                                    --------        --------        --------
Net cash provided by (used in) investing activities                                    7,943         (29,892)         (8,502)
                                                                                    --------        --------        --------
Cash flows from financing activities:
 Proceeds (payments) under short-term borrowings, net                                 18,749              --         (21,984)
 Proceeds from issuance of common stock                                                  541             567          65,939
 Repayments of obligations under capital leases                                           --              --            (146)
                                                                                    --------        --------        --------
Net cash provided by financing activities                                             19,290             567          43,809
                                                                                    --------        --------        --------
Effect of exchange rate changes on cash                                                 (119)             --              --
                                                                                    --------        --------        --------
Net increase in cash and cash equivalents                                              1,641           8,721          23,485
Cash and cash equivalents, beginning of year                                          42,583          33,862          10,377
                                                                                    --------        --------        --------
Cash and cash equivalents, end of year                                              $ 44,224        $ 42,583        $ 33,862
                                                                                    ========        ========        ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                                          $    149        $     71        $  1,573
                                                                                    ========        ========        ========
  Income taxes                                                                      $    208        $    836        $ 26,650
                                                                                    ========        ========        ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1. Nature of Business

Cyrk, Inc. designs, develops, manufactures, sources and distributes high quality products for promotional programs and custom-designed sports apparel and accessories.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cyrk, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Sales of goods manufactured domestically are recognized when such goods are shipped from the Company's warehouse. Sales of imported goods are recognized at the time shipments are received at the customer's designated location. Under certain agreements, the Company warehouses products after manufacturing or importation has been completed and recognizes a sale upon receipt of the goods in the Company's warehouse, at which time title transfers to the customer.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year. In addition, the Company has significant receivables from certain customers (see Note 16).

Financial Instruments

The carrying amounts of cash equivalents, investments and short-term borrowings approximate their fair values.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments which have original maturities at date of purchase to the Company of three months or less.

Investments

Investments are stated at fair value as reported by the investment custodian. All security investments are designated as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and as such unrealized gains and losses are reported in a separate component of stockholders' equity.

Inventories

Inventories are valued at the lower of cost (first-in, first-out and specific identification methods) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. The estimated useful lives range from 3 to 15 years.

Goodwill

As of December 31, 1996, other assets includes $1,789 of goodwill which represents the excess of the purchase price of acquired companies over the estimated fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over a period of five to fifteen years. Accumulated amortization amounted to $45 at December 31, 1996.

Impairment of Long-Lived Assets

In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company determined that an impairment loss was not required on its long-lived assets.

Income Taxes

The Company determines deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Foreign Currency Translation

The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average monthly rates of exchange. Translation gains and losses are recorded in stockholders' equity, and transaction gains and losses are reflected in income.

Earnings (Loss) per Share

Earnings (loss) per share are determined by dividing net income (loss) by the weighted average number of common shares and dilutive share equivalents outstanding during each year.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  Investments

The Company's investments in debt and equity securities are classified as available-for-sale securities. At December 31, 1996, investments of $2,420 consisted of preferred stock. The contractual maturities of these investments at December 31, 1996 were all due within one year. The gross unrealized gains and (losses) on these investments at

December 31, 1996 were $216 and $(272), respectively. At December 31, 1995, investments consisted of $11,875 of U.S. government agency bonds and $7,680 of preferred stock . The gross unrealized gains and (losses) on investments at December 31, 1995 were $17 and $(91), respectively.

The gross realized gains and (losses) on sales of available-for-sale securities, based on the specific identification method, totaled $44 and $(396), respectively, for the year ended December 31, 1996 and, totaled $4 and $(17), respectively, for the year ended December 31, 1995.

4. Inventories

Inventories consist of the following:

                         December 31,
                       1996          1995
                       ----          ----
Raw materials        $12,009       $15,248
Finished goods        33,895        11,759
                     -------       -------
                     $45,904       $27,007
                     =======       =======

5. Property and Equipment

Property and equipment consist of the following:

                                                             December 31,
                                                         1996            1995
                                                         ----            ----
Machinery and equipment                                $ 11,497        $  9,801
Furniture and fixtures                                    2,749           1,977
Leasehold improvements                                    2,742           1,773
                                                       --------        --------
                                                         16,988          13,551
Less - accumulated depreciation and amortization         (6,581)         (4,009)
                                                       --------        --------
                                                       $ 10,407        $  9,542
                                                       ========        ========

Depreciation and amortization expense on property and equipment totaled $2,572, $1,800 and $827 in 1996, 1995 and 1994, respectively.

6.  Investment in Affiliate

In March 1995, the Company purchased at a total cost of $3,186 a 50% interest in Grant & Partners Limited Partnership ("GPLP"), a Boston-based firm specializing in improving the returns on marketing investments. This investment is being accounted for under the equity method. Cost in excess of the Company's equity in the underlying assets of GPLP of $3,136 is being amortized ratably over fifteen years. Accumulated amortization amounted to $365 at December 31, 1996 and $156 at December 31, 1995. In addition, the carrying value of this investment has been reduced by $894 and $543 representing the Company's share of GPLP's 1996 and 1995 net losses. In connection with such investment, the Company agreed to extend a $15,000 line of credit to GPLP (the "Line of Credit"). Borrowings under the Line of Credit bear interest at the prime rate (8.25% at December 31, 1996). Interest is payable monthly in arrears while the principal amount of borrowings is due upon termination of the Line of Credit in March 2003. At December 31, 1996, $4,250 was outstanding under the Line of Credit and $102 of interest was due from GPLP. At December 31, 1995, $2,000 was outstanding under the Line of Credit and $65 of interest was due from GPLP. Interest income recognized by the Company from GPLP totaled $259 and $126 in 1996 and 1995, respectively. In October 1996, the terms of the Line of Credit were amended to reduce the maximum amount that could be outstanding at any time to $5,000.

Summarized balance sheet and statement of operations information for GPLP were as follows:

                                         December 31,    December 31,
                                             1996           1995
                                             ----           ----
Summarized Balance Sheet Information:
         Current assets                     $ 2,951        $ 1,606
         Other assets                         2,363          2,061
                                            -------        -------
                                              5,314          3,667
                                            -------        -------
         Current liabilities                  3,672          2,479
         Other liabilities                    4,314          2,073
                                            -------        -------
                                              7,986          4,552
                                            -------        -------
                  Net liabilities           $(2,672)       $  (885)
                                            =======        =======


                                                          March 28, 1995
                                        Year Ended           through
                                    December 31, 1996   December 31, 1995
                                    -----------------   -----------------
Summarized Statement of Operations:

         Revenue                          $  8,926        $  3,544
         Operating expenses                 10,713           4,630
                                          --------        --------
         Net loss                         $ (1,787)       $ (1,086)
                                          ========        ========

7. Short-Term Borrowings

Pursuant to the provisions of its existing credit facility with a bank, as amended in March 1997, the Company has commitments for letter of credit and revolving credit borrowings through March 1998 of up to an aggregate amount of $75,000 (the "Import Facility"), subject to borrowing base formulas, for the purpose of financing the importation of various products from Asia and supporting the Company's working capital requirements. Borrowings under the facility bear interest at the lesser of the bank's prime rate (8.25% at December 31, 1996) or LIBOR plus 1.75% (7.25% at December 31, 1996), and are collateralized by all of the assets of the Company. The facility contains covenants which require the Company to maintain a minimum net worth level and minimum current and debt to net worth ratios through the term of the commitment. Additionally, during any consecutive four quarters, the Company is required to maintain certain minimum operating results.

Under the terms of this facility, the bank will issue sight commercial documentary credits supported by customer purchase orders, where the bank retains control of the goods, in an aggregate amount outstanding at any one time up to a maximum of $75,000, with a sublimit of $50,000 (the "Subline") for drawings under documentary credits pursuant to which the bank does not retain control of the goods. Within the Subline, the bank will provide the Company with up to $15,000 of revolving credit (the "Revolving Subline"), subject to a borrowing base formula. Also within the Import Facility, the bank will issue documentary credits that are unsupported by customer purchase orders in an aggregate amount outstanding at any one time of up to $27,500. At December 31, 1996, the Company's borrowing capacity under this facility was $75,000, of which $34,762 in letters of credit were outstanding. The letters of credit expire at various dates through July 1997. The facility provides for a fee of 3/8% per annum on the unused portion of the commitment.

The maximum short-term borrowings at any month-end were $18,749 and $52,972 during 1996 and 1994, respectively. Average borrowings under all short-term credit arrangements were $1,982 in 1996 and $16,188 in 1994. The weighted average interest rates were 7.3% and 6.7% in 1996 and 1994, respectively. During 1995, there were no short-term borrowings.

8. Lease Commitments

The Company leases warehouse, production and administrative facilities and certain machinery and equipment, furniture and fixtures, and motor vehicles under noncancelable operating leases expiring at various dates through March 2006 (see Note 15). The approximate minimum rental commitments under all noncancelable leases as of December 31, 1996, were as follows:

1997                                                          $ 3,128
1998                                                            2,626
1999                                                            1,905
2000                                                            1,450
2001                                                              757
Thereafter                                                        850
                                                              -------
Total minimum lease payments                                  $10,716
                                                              =======

Rental expense for all operating leases was $3,080, $2,655 and $1,073 for the years ended December 31, 1996, 1995 and 1994, respectively.

9. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                               For the Years Ended December 31,
                              1996            1995            1994
Current:
           Federal          $  1,393        $ (1,330)       $ 18,923
           State                 222             125           4,789
           Foreign               513             221              --
                            --------        --------        --------
                               2,128            (984)         23,712
                            --------        --------        --------

Deferred:
           Federal            (1,223)             10          (2,084)
           State                 (80)           (230)           (322)
                            --------        --------        --------
                              (1,303)           (220)         (2,406)
                            --------        --------        --------
                            $    825        $ (1,204)       $ 21,306
                            ========        ========        ========

The tax effects of temporary differences giving rise to deferred tax assets and liabilities as of December 31, are as follows:

                                                1996         1995
                                                ----         ----
Deferred tax assets
   Receivable reserves                         $1,491       $1,185
   Inventory capitalization and reserves        3,488        2,822
   Other asset reserves                         1,207          441
   State net operating loss carryforward           --          231
                                               ------       ------
                                               $6,186       $4,679
                                               ======       ======
Deferred tax liabilities (depreciation)        $  803       $  599
                                               ======       ======

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                              1996        1995        1994
                                                              ----        ----        ----
Federal tax (benefit) rate                                      34%        (34)%        35%
Increase (decrease) in taxes resulting from:
         State income taxes, net of federal benefit              7           3           6
         Effect of foreign tax rates and non-utilization
            of losses                                           35           5          --
         Tax exempt dividends                                  (16)         --          --
         Meals and entertainment                                 6          --          --
         State net operating loss carryforward                  --          (6)         --
         Other, net                                             (1)         (2)         --
                                                               ---         ---         ---
 Effective tax (benefit) rate                                   65%        (34)%        41%
                                                               ===         ===         ===


10. Accrued Expenses and Other Current Liabilities

At December 31, 1996 and 1995, accrued expenses and other current liabilities consisted of the following:

                                   1996          1995
                                   ----          ----
Inventory purchases               $24,286       $ 5,689
Accrued payroll and related         2,840         2,179
Other                               9,388         2,111
                                  -------       -------
                                  $36,514       $ 9,979
                                  =======       =======

11. Stockholders' Equity

In December 1994, the Company completed the issuance of 958,251 shares of common stock through a public offering, resulting in proceeds to the Company of $32,824, net of offering costs. The proceeds are being used for working capital, other general corporate purposes and acquisitions.

In March 1994, the Company issued 1,250,000 shares of common stock in a public offering, resulting in proceeds to the Company of $29,394, net of offering costs. The proceeds are being used for working capital and general corporate purposes.

12. Stock Plans

At December 31, 1996, the Company had three stock-based compensation plans, which are described below. In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Had compensation cost for the Company's 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                     1996       1995
                                                     ----       ----
         Net income (loss) -- as reported             $438     $(2,338)
         Net loss -- pro forma                        (570)     (3,306)
         Earnings (loss) per share -- as reported     0.04       (0.22)
         Loss per share -- pro forma                 (0.05)      (0.31)

The effects of applying SFAS 123 in this pro forma are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

1993 Omnibus Stock Plan
Under its 1993 Omnibus Stock Plan (the "Omnibus Plan"), the Company has reserved up to 2,000,000 shares of its common stock for issuance pursuant to the grant of incentive stock options, nonqualified stock options or restricted stock. The Omnibus Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the Omnibus Plan, the Compensation Committee has the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares; (ii) the exercise period (which may not exceed ten years); (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the common stock on the date of grant); (iv) the type and duration of options or restrictions, limitations on transfer and other restrictions; and (v) the time, manner and form of payment for restricted stock and upon exercise of options. Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, generally, no incentive stock option may be exercised more than 60 days following termination of employment. However, in the event that termination is due to death or disability, the option is exercisable for a maximum of 180 days after such termination. Options granted under this plan generally become exercisable in equal installments over three years beginning one year after the grant date. Effective September 1, 1995, the Company granted all employees (except executive officers) with outstanding options the right to either exchange their existing options for new options with an exercise price of $10.00 per share (the fair market value on September 1, 1995) and begin a new vesting period, or retain their current option position. A total of 499,293 stock options were canceled and regranted under this program. On November 3, 1994, the Company approved the immediate exercisability of options granted in July and December 1993 to purchase an aggregate of 245,703 shares.

Non-Employee Director Stock Option Plan
The 1993 Non-Employee Director Stock Option Plan (the "Director Plan") provides for the grant of options for the purchase of up to 150,000 shares of common stock of the Company. The Director Plan is administered by the Board of Directors or a committee appointed by the Board of Directors. On March 31 of each year, each non-employee director holding office on such date is entitled to receive an option to purchase 5,000 shares of common stock. The exercise price per share for all options granted under the Director Plan is equal to the market price of the common stock on the date of grant. Except for the options to purchase 10,000 shares of common stock granted upon the commencement of the initial public offering, the options under the Director Plan become exercisable in two equal installments on each of the first and second anniversaries of the date of grant. Options may not be assigned or transferred except by will or by the laws of descent and distribution and are exercisable only to the extent vested while the optionee is serving as a director of the Company or within 180 days after the optionee ceases to serve as a director of the Company (except that if a director dies or becomes disabled while he or she is serving as a director of the Company, the option is exercisable until the scheduled expiration date of the option).

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: expected dividend yield of zero percent for both years; expected life of 3.5 and 4.6 years; expected volatility of 56 percent for both years; and, a risk-free interest rate of 5.2 and 6.6 percent.

The following summarizes the status of the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the year ended on those dates:

                                                     1996                          1995                           1994
                                                            Weighted                       Weighted                       Weighted
                                                            Average                        Average                        Average
                                                            Exercise                       Exercise                       Exercise
                                              Shares         Price          Shares          Price           Shares          Price
                                           -------------------------     --------------------------     --------------------------
Outstanding at beginning of year            1,138,628        $15.71          621,696        $21.74          476,250        $15.50
         Granted                              417,500         12.57        1,059,293         15.21          430,000         24.20
         Exercised                            (12,281)        10.02           (1,418)        16.97         (246,767)        14.57
         Canceled                            (568,592)        20.81         (540,943)        21.65          (37,787)        19.25
                                           ----------                     ----------                     ----------
Outstanding at end of year                    975,255         11.47        1,138,628         15.71          621,696         21.74
                                           ==========                     ==========                     ==========

Options exercisable at year-end               214,852                         44,356                         71,921
                                           ==========                     ==========                     ==========

Options available for future grant            913,444                        762,352                      1,280,702
                                           ==========                     ==========                     ==========

Weighted average fair value of
     options granted during the year       $     6.36                     $     8.14
                                           ==========                     ==========


The following table summarizes information about stock options outstanding at December 31, 1996:

                                            Options Outstanding                             Options Exercisable
                                            -------------------                             -------------------
                                                 Weighted
                                                 Average               Weighted                                  Weighted
 Range of                   Number               Remaining             Average            Number                 Average
  Exercise              Outstanding at          Contractual            Exercise        Exercisable at            Exercise
   Prices              December 31, 1996           Life                 Price        December 31, 1996            Price
   -------             -----------------           ----                -------        -----------------           -------
 $10.00 - $12.00           584,471                 8.6 years           $10.07              195,386                 $10.16
  12.75 -  16.50           365,000                 9.1                  12.90                   --                     --
  17.25 -  28.75            25,784                 7.6                  22.68               19,466                  24.04
                          --------                                                         -------
 $10.00 - $28.75           975,255                 8.8                  11.47              214,852                  11.41
                          ========                                                         =======



Employee Stock Purchase Plan

Pursuant to its 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan"), the Company is authorized to issue up to an aggregate of 150,000 shares of its common stock to eligible employees electing to participate in the Stock Purchase Plan. Eligible employees may contribute, through payroll withholdings or lump sum cash payment, up to 10% of their base compensation during six-month participation periods beginning in January and July of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Company common stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. The first offering under the Stock Purchase Plan commenced in January 1994. Employee purchases amounted to 41,385 shares in 1996, 33,903 shares in 1995 and 6,035 shares in 1994 at prices ranging from $9.56 to $20.93 per share. At December 31, 1996, 68,677 shares were available for future purchases. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: expected dividend yield of zero percent for both years; expected life of six months for both years; expected volatility of 56 percent for both years; and, a risk-free interest rate of 5.3 and 5.8 percent. The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $4.28 and $4.07, respectively.

13. Profit-Sharing Retirement Plan

The Company has a qualified profit-sharing plan under Section 401(k) of the Internal Revenue Code that is available to substantially all employees. Under this plan the Company matches one-half of employee contributions up to six percent of eligible payroll. Employees are immediately fully vested for their contributions and vest in the Company contribution ratably over a three-year period. The Company's contribution expense for the years ended December 31, 1996, 1995 and 1994 was $439, $353 and $226, respectively.

14. Litigation

The Company and certain of its officers and directors have been named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York (Barry Hallet, Jr.
v. Li & Fung et al., Docket No. 95 Civ. 8917). Additional defendants include the managing underwriter of the Company's previous public securities offerings and a former principal stockholder of the Company. The plaintiff in the action alleges that, in violation of the securities laws, the Company and its officers made false and misleading statements concerning the Company's business which artificially inflated the price of the Company's stock and that, as a result, the plaintiff and other putative class members were damaged when they purchased the Company's stock. The Company's motion to dismiss the complaint was denied on June 24, 1996 and the parties are continuing with discovery. The Company intends to vigorously defend the action.

On August 30, 1995, the Company filed a complaint in the Superior Court for Middlesex County, Massachusetts against Apex One, Inc. ("Apex") and its parent, Converse, Inc. ("Converse") seeking money damages and equitable relief for non-payment of $1,900 of indebtedness arising from the sale and delivery of goods to these defendants. In addition, the Company sought damages on account of its production and holding of inventory, valued at over $2,000, arising from Apex and Converse orders. On September 14, 1995, Apex filed for protection under Chapter 11 of the United States Bankruptcy Code thereby staying the Company's action against Apex. On February 7, 1997, the Company and Converse reached an agreement, which was approved on February 10, 1997 by the Bankruptcy Court, whereby the Company will receive $1,225 in full settlement of its claims against Apex and Converse. The Company is adequately reserved with respect to the difference between the amount of its original claims and the amount of settlement.

The Company is also involved in other litigation and various legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations or net cash flows.

15. Related Party Transactions

The Company leases production facilities and a portion of its administrative offices under a ten-year operating lease agreement expiring April 19, 1999 from a real estate trust of which one of the Company's officers is a trustee and beneficiary. The agreement provides for annual rent of $354 and for the payment by the Company of all utilities, taxes, insurance and repairs.

The Company leases production facilities under a ten-year operating lease agreement which expires April 19, 1999 from a trust of which one of the trustees and beneficiaries is an officer of the Company. The agreement provides for annual rent of $182 and for the payment by the Company of all utilities, taxes, insurance and repairs.

The Company leases warehouse facilities under the terms of a five-year extension option to the operating lease agreement from a trust of which two of the trustees and beneficiaries are officers of the Company. The extension option expires on April 16, 2001. The agreement provides for annual rent of $300 and for the payment by the Company of all utilities, taxes, insurance and repairs.

As of December 31, 1996, the Company had a $3,230 loan receivable from a realty trust of which two of the trustees and beneficiaries are officers of the Company. The loan, which bears interest at a rate of 15%, matures in April 1997.

A director of the Company is chairman of the executive committee of a corporation which supplies certain promotional products to the Company and chairman of the executive committee of a company which is a principal stockholder in a corporation which also supplies promotional products to the Company. Purchases from these corporations amounted to $2,064, $7,974 and $53,849 for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts due to one of these corporations were $992 and $21 at December 31, 1996 and 1995, respectively.

16. Significant Customers

A significant percentage of the Company's sales is attributable to a small number of customers. In addition, a significant portion of trade accounts receivable relates to these customers. The following summarizes the concentration of sales and trade receivables for customers with sales in excess of 10% of total sales for any of the years ended December 31, 1996, 1995 and 1994:

                     % of Sales           % of Trade Receivables
                     ----------           ----------------------
               1996     1995     1994     1996     1995     1994
               ----     ----     ----     ----     ----     ----
Company A       30       57       89       19       42       90
Company B       10       11        1        6       11        1
Company C       38        2       --       57        6       --



17. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1996 and 1995, respectively:

                                  First        Second          Third           Fourth
                                 Quarter       Quarter         Quarter         Quarter
1996                            --------       --------        --------        --------
----
Net sales                       $ 65,101       $ 44,144        $ 55,556        $ 86,100
Gross profit                      10,734          6,864           8,378          11,010
Net  income (loss)                 1,624           (974)           (524)            312
Earnings (loss) per share            .15           (.09)           (.05)            .03

1995
----
Net sales                       $ 44,349       $ 34,058        $ 26,403        $ 31,032
Gross profit                       7,718          6,371           4,535           4,755
Net income (loss)                    519            106          (1,496)         (1,467)
Earnings (loss) per share            .05            .01            (.14)           (.14)


18.  Subsequent Event

The Company has been named as a defendant in a complaint filed in February 1997 in the Middlesex County Superior Court of the Commonwealth of Massachusetts. The complaint alleges breach of contract, negligent misrepresentations, and unfair trade practices by the Company related to a May 1995 distribution agreement between the Company and the Montague Corporation, a company in the business of designing, manufacturing and selling bicycles. The plaintiff is seeking compensatory damages. The Company has filed a Motion to Dismiss the complaint and intends to vigorously defend the complaint.

                                   CYRK, INC.

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                   ADDITIONS
                                                   CHARGED TO               DEDUCTIONS
ACCOUNTS RECEIVABLE,        BALANCE AT             COSTS AND             (CHARGED AGAINST        BALANCE AT
ALLOWANCE FOR               BEGINNING               EXPENSES                ACCOUNTS                END
DOUBTFUL ACCOUNTS           OF PERIOD          (BAD DEBT EXPENSES)         RECEIVABLE)           OF PERIOD
-----------------           ---------          -------------------         -----------           ---------
         1996                 $3,039                 $  152                 $   --                 $3,191
         1995                  3,102                    120                    183                  3,039
         1994                    534                  2,573                      5                  3,102

                                EXHIBIT INDEX

 EXHIBIT NO.    DESCRIPTION                                                 PAGE
 ----------     -----------                                                 ----

+2.1 Agreement of Merger dated July 6, 1993 between the Registrant and Cyrk, Inc.

@3.1            Restated Certificate of Incorporation of the Registrant

*3.2            Amended and Restated By-laws of the Registrant

*4.1            Specimen certificate representing Common Stock

*10.1           1993 Non-Employee Director Stock Option Plan

x*10.2          1993 Employee Stock Purchase Plan

x@10.3          1993 Omnibus Stock Plan, as amended

+++10.4 First Amended and Restated Marlboro Adventure Team Products Trade Financing Arrangement Agreement dated as of January 10, 1994, between the Registrant and Philip Morris Incorporated

*10.5 Subscription and Registration Rights Agreement dated as of May 1, 1990, between Li & Fung (B.V.I.) Limited, Patrick D. Brady, Gregory P. Shlopak and the Registrant

@10.6 Letter agreement dated November 30, 1994 among Li & Fung (Trading) Ltd., Li & Fung (B.V.I.) Ltd. and the Registrant

*10.7 Lease dated as of April 19, 1989, between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust, and Cyrk, Inc.

*10.8 Lease dated as of April 19, 1989, between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of LPG Realty Trust, and Cyrk, Inc.

o10.9 Lease dated April 17, 1986 between Spaulding and Slye Company and Parker Brothers Division of Kenner-Parker Toys Inc., with Assignment of Lessee's Interest in Lease dated as of June 11, 1995 between Tonka Corporation and the Registrant

+10.10 Letter Agreement dated October 19, 1993, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

+10.11 Revolving Credit Agreement dated as of December 1, 1993, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

+10.12 Letter Agreement dated January 5, 1994, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

+10.13 Amendment No. 1 to Revolving Credit Agreement dated as of January 12, 1994, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

+10.14 Security Agreement dated as of December 1, 1993, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

#10.15 Revolving Credit Agreement dated May 9, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.

#10.16 Security Agreement dated May 9, 1994 between the Registrant and Fleet Bank of Massachusetts, N.A.

#10.17 Security and Loan Agreement dated May 12, 1994 between the Registrant and The Pacific Bank

#10.18 Security Agreement dated May 12, 1994 between the Registrant and The Pacific Bank

#10.19 Letter Agreement dated May 5, 1994 between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

#10.20 Intercreditor Agreement dated May 12, 1994 among the Registrant, Fleet Bank of Massachusetts, N.A., The Pacific Bank, and The Hongkong and Shanghai Banking Corporation Limited

o10.21 Letter agreement dated February 7, 1996, between the Registrant and The Wells Fargo HSBC Trade Bank, N.A.

10.21.1 Letter agreement dated March 26, 1997, between the Registrant and The Wells Fargo HSBC Trade Bank, N.A., filed herewith

                                EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
-----------     -----------


+10.22 Tax Allocation and Indemnity Agreement dated July 6, 1993, among Cyrk, Inc., the Registrant, Gregory P. Shlopak and Patrick D. Brady

x*10.23 Restricted Stock Purchase Agreement dated May 10, 1993, between the Registrant and Terry B. Angstadt

x-10.24 Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P. Shlopak and Patrick D. Brady, Trustee, entitled "The Shlopak Family 1994 Irrevocable Insurance Trust"

x-10.24.1       Assignments of Life Insurance policies as Collateral, each dated
                November 15, 1994

x-10.25 Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P. Shlopak and Patrick D. Brady, Trustee, entitled "The Gregory P. Shlopak 1994 Irrevocable Insurance Trust"

x-10.25.1       Assignments of Life Insurance policies as Collateral, each dated
                November 15, 1994

x-10.26 Consulting Agreement dated as of November 15, 1994 by and between the Registrant and Gregory P. Shlopak

x-10.27 Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Walter E. Moxham, Jr. as Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and Walter E. Moxham, Jr., Trustee, entitled "The Patrick D. Brady 1994 Irrevocable Insurance Trust"

x-10.27.1       Assignments of Life Insurance policies as Collateral, each dated
                November 15, 1994

x-10.28 Consulting Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady

-10.29 First Amended and Restated Agreement of Limited Partnership dated as of March 28, 1995 by and between the Registrant and Grant & Partners Limited Partnership

-10.30 Revolving Credit Agreement dated as of March 28, 1995 by and between the Registrant and Grant & Partners Limited Partnership

10.30.1 Agreement dated October 11, 1996, between the Registrant and Grant & Partners Limited Partnership, filed herewith

-10.31 Option Agreement dated as of March 28, 1995 by and among the Registrant, Grant & Partners, Inc., Alan Grant and Grant & Partners Limited Partnership

*-10.32 Non-Qualified Stock Option Agreement dated as of February 10, 1995 by and between the Registrant and Alan Grant

*-10.33 Non-Qualified Stock Option Agreement dated as of March 28, 1995 by and between the Registrant and Alan Grant

10.34 Loan agreement dated April 30, 1996, between the Registrant, 125 Water Street, LLC, Gregory P. Shlopak and Patrick D. Brady, filed herewith

10.34.1 Promissory Note dated April 30, 1996, between the Registrant and 125 Water Street, LLC, filed herewith

21.1            List of Subsidiaries, filed herewith

23.1 Consent of Coopers & Lybrand L.L.P. - Independent Accountants, filed herewith

[_]99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

99.2 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

+ Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-75320) or an amendment thereto and incorporated herein by reference.

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

x               Management contract or compensatory plan or arrangement.

+++ Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-75320) or an amendment thereto accompanied by a request for confidential treatment as to certain portions and incorporated herein by reference.

# Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1994 and incorporated herein by reference.

@ Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference

- Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995 and incorporated herein by reference.

o Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference

[_] Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996 and incorporated herein by reference.

         (b)    REPORTS ON FORM 8-K.
                No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.