Form 10-Q
period 1997-03-31
CYRK INC
filed 1997-05-06
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to _______________________


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

At April 30, 1997, 10,813,654 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION                                    PAGE NUMBER


            Item 1.    Financial Statements (Unaudited)

                       Consolidated Balance Sheets -
                       March 31, 1997 and December 31, 1996                3

                       Consolidated Statements of Income -
                       For the three months ended March 31, 1997
                       and 1996                                            4

                       Consolidated Statements of Cash Flows -
                       For the three months ended March 31, 1997
                       and 1996                                            5

                       Notes to Consolidated Financial Statements          6


            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     7-8


PART II     OTHER INFORMATION

            Item 1.    Legal Proceedings                                   9

            Item 6.    Exhibits and Reports on Form 8-K                    9


            SIGNATURES                                                    10

                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.

                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)

                                                          March 31, 1997   December 31, 1996
                                                          --------------   -----------------
                        ASSETS
Current assets:
  Cash and cash equivalents                                  $ 74,260        $ 44,224
  Investments                                                   1,751           2,420
  Accounts receivable:
    Trade, less allowance for doubtful
      accounts of $3,222 at March 31, 1997
      and $3,191 at December 31, 1996                          47,444          59,046
    Officers, stockholders and related parties                  3,448           3,466
  Inventories                                                  26,518          45,904
  Prepaid expenses and other current assets                     5,367           6,114
  Deferred and refundable income taxes                          6,186           6,186
                                                             --------        --------
      Total current assets                                    164,974         167,360
  Property. and equipment, net                                 10,836          10,407
  Other assets                                                  6,760           6,605
  Investment in affiliates                                      3,315           1,617
  Loan to affiliate                                             1,290           4,250
                                                             --------        --------
                                                             $187,175        $190,239
                                                             ========        ========

      LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                      $ 14,803        $ 18,749
  Accounts payable:
    Trade                                                       6,686           8,834
    Affiliates                                                    774             992
  Accrued expenses and other current liabilities               37,190          36,514
                                                             --------        --------
      Total current liabilities                                59,453          65,089
Deferred income taxes                                             8O3             803
                                                             --------        --------
      Total liabilities                                        60,256          65,892
                                                             --------        --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized; none issued                                 --              --
  Common stock, $.01 par value; 50,000,000
    shares authorized; 10,813,654 shares issued
    and outstanding at March 31, 1997 and
    10,790,876 shares issued and outstanding
    at December 31, 1996                                          108             108
  Additional paid-in capital                                   87,623          87,402
  Retained earnings                                            39,616          37,373
  Net unrealized loss on available-for-sale securities            (25)            (56)
  Cumulative translation adjustment                              (403)           (480)
                                                             --------        --------
      Total stockholders' equity                              126,919         124,347
                                                             --------        --------
                                                             $187,175        $190,239
                                                             ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                      For the three months
                                                      --------------------
                                                         ended March 31,
                                                         ---------------

                                                       1997            1996
                                                       ----            ----

Net sales                                            $97,188         $65,101
Cost of sales:
  Related parties                                      1,387              40
  Other                                               78,936          54,327
                                                     -------         -------
                                                      80,323          54,367
                                                     -------         -------
Gross profit                                          16,865          10,734
                                                     -------         -------

Selling, general and administrative expenses:
  Related parties                                        264             147
  Other                                               10,993            8325
                                                     -------         -------
                                                      11,257           8,472
                                                     -------         -------
Operating income                                       5,608           2,262

Interest income                                         (861)           (618)
Interest expense                                         555            --
Equity in loss of affiliates                             3O7             118
                                                     -------         -------
Income before income taxes                             5,607           2,762
Income tax provision                                   3,364           1,138
                                                     -------         -------

Net income                                           $ 2,243         $ 1,624
                                                     =======         =======

Earnings per share                                   $  0.21         $  0.15
                                                     =======         =======

Weighted average shares outstanding                   10,807          10,908
                                                     =======         =======



The accompanying notes are an integral part of the consolidated financial statements.

                                      CYRK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                          For the three months ended March 31,
                                                          -----------------------------------
                                                                 1997            1996
                                                                 ----            ----
Cash flows from operating activities:
  Net income                                                    $ 2,243        $  1,624
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                                 817             665
      Realized loss on sale of investments                           28              I7
      Provision for doubtful accounts                                30              30
      Equity in loss of affiliates                                  307             118
      Increase (decrease) in cash from changes
        in working capital items:
          Accounts receivable                                    11,623         (24,604)
          Inventories                                            19,396           3,405
          Prepaid expenses and other current assets                 755          (1,789)
          Refundable income taxes                                    --           1,034
          Accounts payable                                       (2,355)            176
          Accrued expenses and other current liabilities            690           1,558
                                                                -------        --------
Net cash provided by (used in) operating activities              33,534         (17,766)
                                                                -------        --------
Cash flows from investing activities:
  Purchase of property and equipment                             (1,121)           (421)
  Investment in affiliates                                       (2,070)           (500)
  Repayments from (advances to) affiliate                         2,960            (650)
  Purchase of investments                                        (3,337)        (21,342)
  Proceeds from sale of investments                               4,009          19,551
  Other, net                                                       (211)          1,191
                                                                -------        --------
Net cash provided by (used in) investing activities                 230          (2,171)
                                                                -------        --------
Cash flows from financing activities:
  Payments under short-term borrowings, net                      (3,946)             --
  Proceeds from issuance of common stock                            221             222
                                                                -------        --------
Net cash provided by (used in) financing activities              (3,725)            222
                                                                -------        --------
Effect of exchange rate changes on cash                              (3)             --
                                                                -------        --------

Net increase (decrease) in cash and cash equivalents             30,036         (19,715)
Cash and cash equivalents, beginning of year                     44,224          42,583
                                                                -------        --------
Cash and cash equivalents, end of period                        $74,260        $ 22,868
                                                                =======        ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                    $   449        $     --
                                                                =======        ========
    Income taxes                                                $ 1,947        $     81
                                                                =======        ========



The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

     The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.


2.   Inventories consist of the following (in thousands):


                                           March 31, 1997    December 31, 1996
                                           --------------    -----------------

    Raw materials                             $10,069            $12,009
    Finished goods                             16,449             33,895
                                              =======            =======
                                              $26,518            $45,904
                                              =======            =======


3. At March 31, 1997, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $23.1 million. Such letters of credit expire at various dates through July 1997.

4. On April 7, 1997, the Company acquired Tonkin, Inc., ("Tonkin"), a Washington corporation which provides custom promotional programs and licensed promotional products, for $12 million of Company stock and $10 million in cash. The purchase price may be increased by an additional $2.7 million over the next three years contingent upon the attainment by Tonkin of certain performance targets. The acquisition will be accounted for under the purchase method.

5. In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued. SFAS 128, which revises the traditional computation, presentation and disclosure requirements for earnings per share, is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS 128 would not have a material impact on the Company's reported earnings per share.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three month period ended March 31, 1997 as compared to the same period in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

Historically, the Company's business has been heavily dependent on purchases of promotional products by Philip Morris Incorporated ("Philip Morris"). In 1996 and 1995, sales to Philip Morris accounted for 30% and 57% of the Company's total net sales, respectively. Efforts by the Company to diversify its customer base resulted in an agreement with Pepsi-Cola Company ("Pepsi") in 1996 for the Company's support in the "Pepsi Stuff" national promotion. Net sales to Pepsi accounted for 38% of total net sales in 1996. Net sales to Pepsi accounted for 51% of total net sales in the first quarter of 1997, while Philip Morris accounted for 28% of total net sales. The Company expects that a significant percentage of its net sales for the remainder of 1997 will be to Pepsi and Philip Morris.

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

At March 31, 1997, the Company had written purchase orders for $51.3 million as compared to $31.0 million at March 31, 1996. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings. Generally, promotional products orders are filled and net sales are recognized 60 to 70 days after receipt of a purchase order.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net sales for the first quarter ended March 31, 1997 totaled $97.2 million as compared to $65.1 million in the first quarter of 1996. The increase in net sales of $32.1 million, or 49%, from the comparable period of a year ago, was directly attributable to the success of the Company's customer diversification effort, especially in the promotional products arena. Promotional product sales in the first quarter of 1997 totaled $86.6 million, or an increase of 77%, as compared to $48.9 million in the first quarter of 1996. Net sales related to the Company's private label and Cyrk brand business in the first quarter of 1997 totaled $10.6 million, or a decrease of 35%, as compared to $16.2 million in the first quarter of 1996 as a result of an overall softer apparel retail market.

Gross profit increased $6.1 million, or 57%, to $16.9 million in the first quarter of 1997 from $10.7 million in the first quarter of 1996. As a percentage of net sales, the first quarter gross profit increased to 17.4% in 1997 from 16.5% in 1996. This increase was due principally to more favorable margins associated with certain promotional programs resulting from the Company's customer diversification efforts.

Selling, general and administrative expenses increased $2.8 million, or 33%, to $11.3 million in 1997 from $8.5 million in the first quarter of 1996, but decreased as a percentage of net sales to 11.6% in the first quarter of 1997 from 13.0% in the first quarter of 1996. The Company's increased spending was primarily attributable to its expanded global sales, sourcing and fulfillment capabilities. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative increase in net sales.

Equity in loss of affiliates represents the Company's proportionate share of investments being accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at March 31, 1997 was $105.5 million compared to $102.3 million at December 31, 1996. Net cash provided by operating activities during the first three months of 1997 was $33.5 million, due principally to decreases in accounts receivable and inventories. Trade accounts receivable decreased to $47.4 million at March 31, 1997 from $59.0 million at December 31, 1996, primarily as a result of lower sales in March 1997 compared to December 1996. Inventories at March 31, 1997 were $26.5 million, a decrease of $19.4 million from December 31, 1996. This decrease in inventories was primarily due to a lower level of inventory purchases related to promotional customer orders.

Net cash provided by investing activities in the first three months of 1997 was $.2 million, which included a $3.0 million repayment of loans made to an affiliate and $.7 million of net sales of investments, which were partially offset by a $2.1 million investment in affiliate and $1.1 million of additions to property and equipment. In the first quarter of 1996, net cash used in investing activities was $2.2 million, which included $1.8 million of net purchases of investments, a $.7 million loan made to an affiliate, a $.5 million investment in an affiliate and $.4 million of additions to property and equipment.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public sales of common stock, bank borrowings and capital equipment leases. Such cash requirements were provided principally by financing and investing activities for 1996, and principally by operating activities for 1997 to date.

The Company currently has available a bank letter of credit and revolving credit facility which expires March 31, 1998. As of March 31, 1997, based on the borrowing base formula prescribed by this credit facility, the Company's borrowing capacity was $75 million, of which $27.1 million in letters of credit and $14.8 million of short-term borrowings were outstanding. Borrowings under the facilities are collateralized by all assets of the Company.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          10.1 Securities Purchase Agreement dated as of March 18, 1997, by and among Exchange Applications, Inc., Grant & Partners Limited Partnership, Cyrk, Inc., Insight Venture Partners I, L.P. and certain other parties.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 5, 1997                  CYRK, INC.


                                    /s/Dominic F. Mammola
                                    -------------------------------------------
                                    Dominic F. Mammola
                                    Vice President and Chief Financial Officer
                                    (duly authorized officer and principal
                                    financial and accounting officer)