Form 10-Q
period 1997-06-30
CYRK INC
filed 1997-08-13
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    JUNE 30, 1997

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


At July 31, 1997, 13,682,457 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION                                           PAGE NUMBER
               Item 1. Financial Statements (Unaudited)

                       Consolidated Balance Sheets -
                       June 30, 1997 and December 31, 1996                           3

                       Consolidated Statements of Operations -
                       For the three and six months ended
                       June 30, 1997 and 1996                                        4

                       Consolidated Statements of Cash Flows -
                       For the six months ended June 30, 1997
                       and 1996                                                      5

                       Notes to Consolidated Financial Statements                  6-7


               Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                        8-10


PART II        OTHER INFORMATION

               Item 1.  Legal Proceedings                                            11

               Item 4.  Submission of Matters to a Vote of                           11
                        Security Holders

               Item 6.  Exhibits and Reports on Form 8-K                             12


               SIGNATURES                                                            13



                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                               June 30, 1997    December 31, 1996
                                                                               -------------    -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                       $  30,773        $  44,224
  Investments                                                                         1,285            2,420
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $3,705
       at June 30, 1997 and $3,268 at December 31, 1996                             125,656           59,046
    Officers, stockholders and related parties                                        3,651            3,466
  Inventories                                                                        40,765           45,904
  Prepaid expenses and other current assets                                           7,160            6,114
  Deferred and refundable income taxes                                                6,626            6,186
                                                                                  ---------        ---------
         Total current assets                                                       215,916          167,360
Property and equipment, net                                                          15,247           10,407
Other assets                                                                          7,971            4,856
Excess of cost over net assets acquired, net                                         77,980            4,970
Advances to affiliates, net                                                           1,146            2,646
                                                                                  ---------        ---------
                                                                                  $ 318,260        $ 190,239
                                                                                  =========        =========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                           $  26,157        $  18,749
  Obligations under capital leases, current portion                                      23               --
  Accounts payable:
    Trade                                                                            68,095            8,834
    Affiliates                                                                          514              992
  Accrued expenses and other current liabilities                                     53,175           36,514
                                                                                  ---------        ---------
         Total current liabilities                                                  147,964           65,089
Long-term obligations                                                                 5,130               --
Obligations under capital leases, net of current portion                              3,258               --
Deferred income taxes                                                                 2,538              803
                                                                                  ---------        ---------
         Total liabilities                                                          158,890           65,892
                                                                                  ---------        ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued              --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    13,661,236 shares issued and outstanding at June 30, 1997
    and 10,790,876 shares issued and outstanding at December 31, 1996                   137              108
  Additional paid-in capital                                                        119,595           87,402
  Retained earnings                                                                  40,240           37,373
  Net unrealized loss on available-for-sale securities                                  (11)             (56)
  Cumulative translation adjustment                                                    (591)            (480)
                                                                                  ---------        ---------
         Total stockholders' equity                                                 159,370          124,347
                                                                                  ---------        ---------
                                                                                  $ 318,260        $ 190,239
                                                                                  =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                      For the three months                For the six months
                                                      --------------------                ------------------
                                                         ended June 30,                     ended June 30,
                                                         --------------                     --------------

                                                      1997             1996             1997             1996
                                                      ----             ----             ----             ----
Net sales                                           $106,567         $44,144          $203,755         $109,245


Cost of sales:
   Related parties                                     5,369             161             6,756              201
   Other                                              81,325          37,119           160,261           91,446
                                                    --------         -------          --------         --------
                                                      86,694          37,280           167,017           91,647
                                                    --------         -------          --------         --------
Gross profit                                          19,873           6,864            36,738           17,598
                                                    --------         -------          --------         --------
Selling, general and administrative expenses:
   Goodwill amortization                                 454              80               575              144
   Related parties                                       296             197               560              344
   Other                                              17,473           8,568            28,345           16,829
                                                    --------         -------          --------         --------
                                                      18,223           8,845            29,480           17,317
                                                    --------         -------          --------         --------
Operating income (loss)                                1,650          (1,981)            7,258              281


Interest income                                         (803)           (692)           (1,663)          (1,306)
Interest expense                                         584              94             1,138               90
Equity in loss of affiliate                              309             274               616              392
                                                    --------         -------          --------         --------
Income (loss) before income taxes                      1,560          (1,657)            7,167            1,105
Income tax provision (benefit)                           936            (683)            4,300              455
                                                    --------         -------          --------         --------

Net income (loss)                                   $    624         $  (974)         $  2,867         $    650
                                                    ========         =======          ========         ========

Earnings (loss) per share                           $   0.05         $ (0.09)         $   0.25         $   0.06
                                                    ========         =======          ========         ========

Weighted average shares outstanding                   12,327          10,760            11,619           10,938
                                                    ========         =======          ========         ========






The accompanying notes are an integral part of the consolidated financial statements.

                                  CYRK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)




                                                                               For the six months ended June 30,
                                                                               ---------------------------------
                                                                                       1997          1996
                                                                                       ----          ----
Cash flows from operating activities:
   Net income                                                                       $  2,867     $    650
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                                  2,196        1,349
        Gain on sale of property and equipment                                           (33)          --
        Realized loss on sale of investments                                              27          102
        Provision for doubtful accounts                                                   79           60
        Equity in loss of affiliates                                                     616          392
        Increase (decrease) in cash from changes
         in working capital items, net of acquisitions:
            Accounts receivable                                                      (13,857)     (15,369)
            Inventories                                                               25,744        6,177
            Prepaid expenses and other current assets                                    847         (379)
            Refundable income taxes                                                       --          315
            Accounts payable                                                          (1,185)         141
            Accrued expenses and other current liabilities                           (12,239)       2,312
                                                                                    --------     --------
Net cash provided by (used in) operating activities                                    5,062       (4,250)
                                                                                    --------     --------
Cash flows from investing activities:
   Purchase of property and equipment                                                 (2,262)      (1,352)
   Proceeds from sale of property and equipment                                           67           --
   Acquisitions, net of cash acquired *                                              (16,581)          --
   Repayments from (advances to) affiliate                                               890       (1,350)
   Purchase of investments                                                            (3,815)     (34,121)
   Proceeds from sale of investments                                                   4,968       27,024
   Other, net                                                                         (2,423)        (736)
                                                                                    --------     --------
Net cash used in investing activities                                                (19,156)     (10,535)
                                                                                    --------     --------
Cash flows from financing activities:
   Proceeds from short-term borrowings, net                                               14           --
   Increase in capital lease obligations                                                 249           --
   Proceeds from issuance of common stock                                                222          223
                                                                                    --------     --------
Net cash provided by financing activities                                                485          223
                                                                                    --------     --------
Effect of exchange rate changes on cash                                                  158           --
                                                                                    --------     --------
Net decrease in cash and cash equivalents                                            (13,451)     (14,562)
Cash and cash equivalents, beginning of year                                          44,224       42,583
                                                                                    --------     --------
Cash and cash equivalents, end of period                                            $ 30,773     $ 28,021
                                                                                    ========     ========
*  Acquisitions, net of cash acquired:
        Fair value of assets acquired                                               $ 82,027     $     --
        Cost in excess of net assets of
          companies acquired, net                                                     73,048           --
        Liabilities assumed                                                          (84,725)          --
        Stock issued                                                                 (32,000)          --
                                                                                    --------     --------
        Cash paid                                                                     38,350           --
        Less: cash acquired                                                          (21,769)          --
                                                                                    --------     --------
        Net cash paid for acquisition                                               $ 16,581     $     --
                                                                                    ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                       $    707     $     --
                                                                                    ========     ========
     Income taxes                                                                   $  2,416     $    104
                                                                                    ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the audited financial statements of Simon Marketing, Inc. and Subsidiaries ("Simon") for the year ended November 30, 1996 which were included with the Company's Report on Form 8-K/A dated June 9, 1997 filed in connection with the Company's acquisition of Simon (described in Note 4 below). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

     The operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.


2.   Inventories consist of the following (in thousands):


                                                 JUNE 30, 1997       DECEMBER 31, 1996
                                                 -------------       -----------------

Raw materials                                      $10,370               $12,009
Work in process                                      4,903                    --
Finished goods                                      25,492                33,895
                                                   -------               -------
                                                   $40,765               $45,904
                                                   =======               =======


3. At June 30, 1997, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $20.6 million. Such letters of credit expire at various dates through November 1997.

4. On June 9, 1997, the Company acquired all of the capital stock of Simon, a a Los Angeles based global promotion agency and provider of custom promotional products, for $58.0 million, composed of $33.5 million in cash and $24.5 million in shares of the Company's common stock. $28.4 million in cash and $20.0 million in shares of the Company's common stock (1,840,138 shares) was paid at the closing, with an additional $5.1 million in cash and $4.5 million in shares of the Company's common stock to be paid within four years of the closing. If certain performance targets are achieved, an additional $5.0 million in shares of the Company's common stock may be paid to former Simon stockholders. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Simon have been included in the consolidated financial statements from the date of the acquisition. The excess of cost over the fair value of net assets acquired ($53.8 million) is being amortized on a straight-line basis over 30 years.

     On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin") a Washington corporation which provides custom promotional programs and licensed promotional products, for $12 million in shares of the Company's common stock and $10 million in cash. The purchase price may be increased by an additional $2.7 million over the next three years if certain performance targets are achieved by Tonkin. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Tonkin have been included in the consolidated financial statements from the date of the acquisition. The excess of cost over the fair value of net assets acquired ($19.3 million) is being amortized on a straight-line basis over 20 years.

     The following unaudited pro forma results of operations assume the Simon and Tonkin acquisitions occurred on January 1, 1996 and include certain adjustments related to the acquisitions such as; goodwill amortization expense, reduction of interest income, non-recurring compensation related transaction adjustments, one-time transaction costs, the related income tax effect of combining the acquired companies and the issuance of all applicable Company common stock (in thousands, except per share amounts):



                                       For the Six            For the Six
                                       Months Ended           Months Ended
                                       June 30, 1997          June 30, 1996
                                       -------------          -------------

                Net sales               $423,424                $310,088
                Net income                 5,853                   3,857
                Earnings per share      $   0.42                $   0.28


     The pro forma results are not necessarily indicative of the operating results that would have occurred had the Simon and Tonkin acquisitions occurred on January 1, 1996, nor are they necessarily indicative of future operations.

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


     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard in the first quarter of the fiscal year ending December 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 1997 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q.

GENERAL

The Company is a full service, integrated provider of marketing and promotional products and services. As such, the Company generates revenue from the sale of promotional products and the development of marketing programs. The majority of the Company's revenue is derived from the sale of promotional products to consumer product companies seeking to promote their brands and build customer loyalty.

Historically, the Company's business has been heavily concentrated with its two largest customers, Pepsi-Cola Company ("Pepsi") and Philip Morris Incorporated ("Philip Morris"). Purchases of promotional products by Pepsi and Philip Morris in 1996 accounted for 38% and 30% of net sales, respectively. Net sales to Pepsi and Philip Morris accounted for 40% and 23%, respectively, of total net sales in the first six months of 1997.

As a part of its continuing effort to diversify its customer base and broaden its capability, the Company, during the second quarter of 1997, completed the acquisition of two providers of promotional services and products. These transactions were completed through mergers of these providers with and into wholly-owned subsidiaries of the Company. On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Woodinville, Washington provider of custom promotional programs and licensed promotional products. On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles based global promotion agency and provider of custom promotional products. Simon's business is heavily concentrated with McDonald's Corporation ("McDonald's"). Net sales to McDonald's accounted for 9% of the Company's total net sales for the six month period ended June 30, 1997.

The Company expects that a significant percentage of its net sales for the remainder of 1997 will be to Pepsi, Philip Morris and McDonald's. The Company's business with these customers (as well as other promotional customers) is based upon purchase orders placed from time to time during the course of promotions. There are no written agreements which commit these customers to make a certain level of purchases. The actual level of purchases by Pepsi, Philip Morris and McDonald's (and other promotional products customers) depends on a number of factors, including the timing and duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter.

Philip Morris solicits competitive bids for its promotional programs. The Company's profit margin depends, to a great extent, on its competitive position when bidding and its ability to manage its costs after being awarded bids. Increased competition is expected to continue and may adversely impact the Company's profit margin on Philip Morris promotions in the future. Recent negotiations between state attorneys general and certain tobacco companies, including Philip Morris, as well as proposed federal regulations, would result in a ban on promotional programs relating to tobacco products and would have a material adverse effect on the Company's business with Philip Morris and its results of operations.

The Company's agreement with Pepsi in support of the "Pepsi Stuff" promotions provides for an exclusive role for the Company in the development and production of the promotional merchandise and clothing. The agreement further provides for negotiated gross margins at various volume levels. The current "Pepsi Stuff" program is scheduled to expire on September 8, 1997.

At June 30, 1997, the Company had written purchase orders for $210.1 million as compared to $40.0 million at June 30, 1996. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings. Generally, promotional products orders are filled and net sales are recognized 60 to 180 days after receipt of a purchase order.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net sales for the second quarter ended June 30, 1997 totaled $106.6 million as compared to $44.1 million in the second quarter of 1996. The increase in net sales of $62.5 million, or 141%, from the comparable period of a year ago, was primarily attributable to revenues associated with acquired companies and internal sales growth. Promotional product sales in the second quarter of 1997 totaled $96.4 million, or an increase of 207%, as compared to $31.4 million in the second quarter of 1996. Net sales related to the Company's private label and Cyrk brand business in the second quarter of 1997 totaled $10.2 million, or a decrease of 20%, as compared to $12.7 million in the second quarter of 1996 as a result of an overall softer retail apparel market.

Gross profit increased $13.0 million, or 190%, to $19.9 million in the second quarter of 1997 from $6.9 million in the second quarter of 1996. As a percentage of net sales, the second quarter gross profit increased to 18.6% in 1997 from 15.5% in 1996. This increase was due principally to more favorable margins associated with the Company's increased sales mix in certain industry segments characterized by higher gross margins.

Selling, general and administrative expenses increased $9.4 million, or 106%, to $18.2 million in 1997 from $8.8 million in the second quarter of 1996, but decreased as a percentage of net sales to 17.1% in the second quarter of 1997 from 20.0% in the second quarter of 1996. The Company's increased spending was primarily attributable to its expanded global sales and operations. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative increase in net sales.

Equity in loss of affiliates represents the Company's proportionate share of investments being accounted for under the equity method.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net sales for the first six months of 1997 totaled $203.8 million as compared to $109.2 million in the first six months of 1996. The increase in net sales of $94.5 million, or 87%, from the comparable period of a year ago, was directly attributable to revenues associated with acquired companies and internal sales growth. Promotional product sales in the first six months of 1997 totaled $183.0 million, or an increase of 128%, as compared to $80.3 million in the first six months of 1996. Net sales related to the Company's private label and Cyrk brand business in the first six months of 1997 totaled $20.8 million, or a decrease of 28%, as compared to $28.9 million in the first six months of 1996 as a result of an overall softer retail apparel market.

Gross profit increased $19.1 million, or 109%, to $36.7 million in the first six months of 1997 from $17.6 million in the first six months of 1996. As a percentage of net sales, gross profit increased to 18.0% in 1997 from 16.1% in 1996. This increase was due principally to more favorable margins associated with certain promotional programs and the Company's increased sales mix in industry segments characterized by higher gross margins.

Selling, general and administrative expenses increased $12.2 million, or 70%, to $29.5 million in the first six months of 1997 from $17.3 million in the first six months of 1996, but decreased as a percentage of net sales to 14.5% in the first six months of 1997 from 15.9% in the first six months of 1996. The Company's increased spending was primarily attributable to its expanded global sales and operations. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative increase in year to date net sales.

Equity in loss of affiliates represents the Company's proportionate share of investments being accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1997 was $68.0 million compared to $102.3 million at December 31, 1996. Net cash provided by operating activities during the first six months of 1997 was $5.1 million, due principally to a $25.7 million decrease in inventories, exclusive of the effect of inventories acquired as a result of the Simon and Tonkin acquisitions. This decrease in inventories was primarily due to a lower level of inventory purchases related to promotional customer orders.

Net cash used in investing activities in the first six months of 1997 was $19.2 million, which was primarily attributable to $16.6 million of net cash used to aqcuire Tonkin and Simon in the second quarter of 1997. Net cash used in investing activities in the first half of 1996 was $10.5 million, which included $7.1 million of net purchases of investments.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public sales of common stock, bank borrowings and capital equipment leases. Such cash requirements were provided principally by financing and investing activities for 1996, and principally by operating activities for 1997 to date.

Under an existing arrangement with a bank, the Company currently has available a bank letter of credit and revolving credit facility which expires March 31, 1998. As of June 30, 1997, based on the borrowing base formula prescribed by this credit facility, the Company's borrowing capacity was $75 million, of which $22.9 million in letters of credit and $19.3 million of short-term borrowings were outstanding. Borrowings under the facilities are collateralized by all assets of the Company. In addition, the Company has a variety of domestic and international credit facility arrangements related to its Simon and Tonkin operations with a borrowing capacity of $27.2 million. At June 30, 1997, $6.9 million was outstanding under all such arrangements. Substantially all of Simon's and Tonkin's assets are pledged as collateral under these credit facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 1997 the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

          The election of one Class I director to serve for a term of three years and until his successor is elected and qualified. The results of the voting were as follows:

                   NOMINEE             FOR         VOTES WITHHELD      BROKER NON-VOTES
                   -------             ---         --------------      ----------------

             Joseph W. Bartlett     9,459,540          549,910                  0

          The approval and ratification of an amendment to the 1993 Omnibus Stock Plan increasing the number of shares of Common Stock available for issuance thereunder from 2,000,000 to 3,000,000. The results of the voting were as follows:

              FOR           AGAINST        ABSTAIN           BROKER NON-VOTES
              ---           -------        -------           ----------------
           5,560,403       3,344,367        7,822               1,096,858


          The approval and ratification of an amendment to the 1993 Employee Stock Purchase Plan increasing the number of shares of Common Stock available for issuance thereunder from 150,000 to 300,000. The results of the voting were as follows:


              FOR           AGAINST        ABSTAIN           BROKER NON-VOTES
              ---           -------        -------           ----------------
           6,587,998       2,347,574        7,822               1,066,056


          The approval and ratification of the adoption of the 1997 Acquisition Stock Plan. The results of the voting were as follows:

              FOR           AGAINST        ABSTAIN           BROKER NON-VOTES
              ---           -------        -------           ----------------
           5,261,579       3,332,472        8,276               1,407,123


          The ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1997 fiscal year. The results of the voting were as follows:

              FOR            AGAINST        ABSTAIN           BROKER NON-VOTES
              ---            -------        -------           ----------------
           9,990,714          10,981        7,755                       0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K

      The Company filed a Report on Form 8-K dated April 7, 1997 with respect to the acquisition of Tonkin, Inc.

      The Company filed a Report on Form 8-K dated May 8, 1997 with respect to an Agreement and Plan of Merger entered into with Simon Marketing, Inc.

      The Company filed a Report on Form 8-K dated June 9, 1997 with respect to the acquisition of Simon Marketing, Inc. which was subsequently amended by the filing on July 23, 1997 of a Report on Form 8-K/A.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 1997               CYRK, INC.


                                     /s/ Dominic F. Mammola
                                     ------------------------------------------
                                     Dominic F. Mammola
                                     Vice President and Chief Financial Officer
                                     (duly authorized officer and principal
                                     financial and accounting officer)