Form 10-Q
period 1997-09-30
CYRK INC
filed 1997-11-12
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        SEPTEMBER 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to____________________


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

Yes X              No


At October 31, 1997, 13,682,457 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I FINANCIAL INFORMATION                                    PAGE NUMBER


          Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996             3

                  Consolidated Statements of Operations -
                  For the three and nine months ended
                  September 30, 1997 and 1996                          4

                  Consolidated Statements of Cash Flows -
                  For the nine months ended September 30, 1997
                  and 1996                                             5

                  Notes to Consolidated Financial Statements         6-7


          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     8-10


PART II OTHER INFORMATION

          Item 1. Legal Proceedings                                   11

          Item 6. Exhibits and Reports on Form 8-K                    11


          SIGNATURES                                                  12

                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                September 30, 1997   December 31, 1996
                                                                                ------------------   -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                          $  36,937           $  44,224
  Investments                                                                               --               2,420
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $3,695
       at September 30, 1997 and $3,268 at December 31, 1996                           103,703              59,046
    Officers, stockholders and related parties                                             222               3,466
  Inventories                                                                           55,647              45,904
  Prepaid expenses and other current assets                                              9,967               6,114
  Deferred and refundable income taxes                                                   6,626               6,186
                                                                                     ---------           ---------
         Total current assets                                                          213,102             167,360
Property and equipment, net                                                             15,023              10,407
Other assets                                                                             6,518               4,856
Excess of cost over net assets acquired, net                                            79,283               4,970
Advances to affiliates, net                                                                519               2,646
                                                                                     ---------           ---------
                                                                                     $ 314,445           $ 190,239
                                                                                     =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                              $  28,374           $  18,749
  Obligations under capital leases, current portion                                         48                  --
  Accounts payable:
    Trade                                                                               44,229               8,834
    Affiliates                                                                           1,446                 992
  Accrued expenses and other current liabilities                                        68,288              36,514
                                                                                     ---------           ---------
         Total current liabilities                                                     142,385              65,089
Long-term obligations                                                                    6,470                  --
Obligations under capital leases, net of current portion                                 3,236                  --
Deferred income taxes                                                                    2,538                 803
                                                                                     ---------           ---------
         Total liabilities                                                             154,629              65,892
                                                                                     ---------           ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued                 --                  --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    13,682,457 shares issued and outstanding at September 30, 1997
    and 10,790,876 shares issued and outstanding at December 31, 1996                      137                 108
  Additional paid-in capital                                                           119,785              87,402
  Retained earnings                                                                     40,364              37,373
  Net unrealized loss on available-for-sale securities                                      --                 (56)
  Cumulative translation adjustment                                                       (470)               (480)
                                                                                     ---------           ---------
         Total stockholders' equity                                                    159,816             124,347
                                                                                     ---------           ---------
                                                                                     $ 314,445           $ 190,239
                                                                                     =========           =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                  For the three months         For the nine months
                                                   ended September 30,         ended September 30,
                                                 -----------------------     -----------------------
                                                    1997          1996          1997          1996
                                                 ---------     ---------     ---------     ---------
Net sales                                        $ 170,813     $  55,556     $ 374,568     $ 164,801

Cost of sales:
   Related parties                                   3,089           247         9,845           448
   Other                                           136,390        46,931       296,651       138,377
                                                 ---------     ---------     ---------     ---------
                                                   139,479        47,178       306,496       138,825
                                                 ---------     ---------     ---------     ---------
Gross profit                                        31,334         8,378        68,072        25,976
                                                 ---------     ---------     ---------     ---------

Selling, general and administrative expenses:
   Goodwill amortization                               828            --         1,403            --
   Related parties                                     308           222           868           565
   Other                                            29,219         9,156        57,564        26,130
                                                 ---------     ---------     ---------     ---------
                                                    30,355         9,378        59,835        26,695
                                                 ---------     ---------     ---------     ---------
Operating income (loss)                                979        (1,000)        8,237          (719)

Interest income                                       (439)         (700)       (2,102)       (2,006)
Interest expense                                       538            50         1,676           140
Equity in loss of affiliates                           570           564         1,186           956
                                                 ---------     ---------     ---------     ---------
Income (loss) before income taxes                      310          (914)        7,477           191
Income tax provision (benefit)                         186          (390)        4,486            65
                                                 ---------     ---------     ---------     ---------

Net income (loss)                                $     124     $    (524)    $   2,991     $     126
                                                 =========     =========     =========     =========

Earnings (loss) per share                        $    0.01     $   (0.05)    $    0.24     $    0.01
                                                 =========     =========     =========     =========

Weighted average shares outstanding                 13,717        10,773        12,319        10,918
                                                 =========     =========     =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                       For the nine months ended September 30,
                                                       ---------------------------------------
                                                                  1997         1996
                                                                --------     --------
Cash flows from operating activities:
   Net income                                                   $  2,991     $    126
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                              4,305        2,051
        Gain on sale of property and equipment                       (37)          --
        Realized loss on sale of investments                          20          247
        Provision for doubtful accounts                              115           90
        Equity in loss of affiliates                               1,186          956
        Increase (decrease) in cash from changes
         in working capital items, net of acquisitions:
            Accounts receivable                                   11,560      (23,308)
            Inventories                                           10,909       (4,069)
            Prepaid expenses and other current assets             (1,965)          11
            Refundable income taxes                                   --         (114)
            Accounts payable                                     (24,074)       2,626
            Accrued expenses and other current liabilities         2,161       10,855
                                                                --------     --------
Net cash provided by (used in) operating activities                7,171      (10,529)
                                                                --------     --------
Cash flows from investing activities:
   Purchase of property and equipment                             (3,446)      (2,062)
   Proceeds from sale of property and equipment                      203           --
   Acquisitions, net of cash acquired *                          (16,581)          --
   Repayments from (advances to) affiliates                          947       (1,850)
   Purchase of investments                                        (3,815)     (36,742)
   Proceeds from sale of investments                               6,271       41,043
   Acquisition of intangible assets                               (1,065)          --
   Other, net                                                         --         (912)
                                                                --------     --------
Net cash used in investing activities                            (17,486)        (523)
                                                                --------     --------
Cash flows from financing activities:
   Proceeds from short-term borrowings, net                        2,231           --
   Increase in capital lease obligations                             252           --
   Proceeds from issuance of common stock                            412          419
                                                                --------     --------
Net cash provided by financing activities                          2,895          419
                                                                --------     --------
Effect of exchange rate changes on cash                              133           --
                                                                --------     --------

Net decrease in cash and cash equivalents                         (7,287)     (10,633)
Cash and cash equivalents, beginning of year                      44,224       42,583
                                                                --------     --------
Cash and cash equivalents, end of period                        $ 36,937     $ 31,950
                                                                ========     ========

*  Details of acquisitions:
     Fair value of assets acquired                              $103,796     $     --
     Cost in excess of net assets of companies acquired, net      74,651           --
     Liabilities assumed                                        (108,097)          --
     Stock issued                                                (32,000)          --
                                                                --------     --------
     Cash paid                                                    38,350           --
     Less:  cash acquired                                        (21,769)          --
                                                                --------     --------
     Net cash paid for acquisitions                             $ 16,581     $     --
                                                                ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                   $  1,333     $     95
                                                                ========     ========
     Income taxes                                               $  4,191     $    123
                                                                ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the audited financial statements of Simon Marketing, Inc. ("Simon") and Subsidiaries for the year ended November 30, 1996 which were included with the Company's Report on Form 8-K/A dated June 9, 1997 filed in connection with the Company's acquisition of Simon (described in Note 4 below). In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

   The operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

   Certain prior period amounts have been reclassified to conform with the current period presentation.


2. Inventories consist of the following (in thousands):


                                        September 30, 1997  December 31, 1996
                                        ------------------  -----------------
    Raw materials                            $ 12,457            $ 12,009
    Work in process                            12,806                  --
    Finished goods                             30,384              33,895
                                             --------            --------
                                             $ 55,647            $ 45,904
                                             ========            ========


3. At September 30, 1997, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $10.7 million. Such letters of credit expire at various dates through December 1997.

4. On June 9, 1997, the Company acquired all of the capital stock of Simon, a Los Angeles based global promotion agency and provider of custom promotional products, for $58.0 million, composed of $33.5 million in cash and $24.5 million in shares of the Company's common stock. $28.4 million in cash and $20.0 million in shares of the Company's common stock (1,840,138 shares) was paid at the closing with an additional $5.1 million in cash and $4.5 million in shares of the Company's common stock to be paid within four years of the closing. If certain performance targets are achieved, an additional $5.0 million in shares of the Company's common stock may be paid to former Simon stockholders. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Simon have been included in the consolidated financial statements from the date of the acquisition. The excess of cost over the fair value of net assets acquired ($55.3 million) is being amortized on a straight-line basis over 30 years.

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

   The following unaudited pro forma results of operations assume the Simon and Tonkin acquisitions occurred on January 1, 1996 and include certain adjustments related to the acquisitions such as: goodwill amortization expense, reduction of interest income, non-recurring compensation related transaction adjustments, one-time transaction costs, the related income tax effect of combining the acquired companies and the issuance of all applicable Company common stock (in thousands, except per share amounts):

                                  For the Nine          For the Nine
                                  Months Ended          Months Ended
                                  September 30, 1997    September 30, 1996
                                  ------------------    ------------------
            Net sales                 $594,237              $464,141
            Net income                   6,009                 4,888
            Earnings per share        $   0.43              $   0.34

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

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1997 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives. These forward-looking statements are based largely on the Company's expectations and are subject to a number or risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.2 to the Company's Report on Form 8-K/A filed on July 23, 1997, which is incorporated herein by reference.

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

Historically, the Company's business has been heavily concentrated with its two largest customers, Pepsi-Cola Company ("Pepsi") and Philip Morris Incorporated ("Philip Morris"). Purchases of promotional products by Pepsi and Philip Morris in 1996 accounted for 38% and 30% of net sales, respectively. Net sales to Pepsi and Philip Morris accounted for 28% and 21%, respectively, of total net sales in the first nine months of 1997.

As a part of its continuing effort to diversify its customer base and broaden its capability, the Company, during the second quarter of 1997, completed the acquisition of two providers of promotional services and products. These transactions were completed through mergers of these providers with and into wholly-owned subsidiaries of the Company. On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Woodinville, Washington provider of custom promotional programs and licensed promotional products. On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles based global promotion agency and provider of custom promotional products. Simon's business is heavily concentrated with McDonald's Corporation ("McDonald's"). Net sales to McDonald's accounted for 27% of the Company's total net sales for the nine month period ended September 30, 1997.

The Company expects that a significant percentage of its net sales for the remainder of 1997 will be to McDonald's, Philip Morris and Pepsi. The Company's business with these customers (as well as other promotional customers) is based upon purchase orders placed from time to time during the course of promotions. There are no written agreements which commit these customers to make a certain level of purchases. The actual level of purchases by McDonald's, Philip Morris and Pepsi (and other promotional products customers) depends on a number of factors, including the timing and duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter.

The Company's agreement with Pepsi in support of the "Pepsi Stuff" promotions provides for negotiated gross margins at various volume levels. The current "Pepsi Stuff" program expired on September 8, 1997 and the Company's agreement with Pepsi is scheduled to expire at the end of 1997. The Company expects sales to Pepsi in the fourth quarter of 1997 to be less than the volume levels reported in the prior quarters of the current year and to be substantially less than the fourth quarter of a year ago. The Company further expects sales to Pepsi in 1998 to be substantially less than the 1997 volume.

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

At September 30, 1997, the Company had written purchase orders for $240.0 million as compared to $81.1 million at September 30, 1996. This increase is due to acquired companies. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the third quarter ended September 30, 1997 totaled $170.8 million as compared to $55.6 million in the third quarter of 1996. The increase in net sales of $115.2 million, or 207%, from the comparable period of a year ago, was primarily attributable to revenues associated with acquired companies. Promotional product sales in the third quarter of 1997 totaled $163.1 million, or an increase of 260%, as compared to $45.3 million in the third quarter of 1996. Net sales related to the Company's private label and Cyrk brand business in the third quarter of 1997 totaled $7.7 million, or a decrease of 25%, as compared to $10.3 million in the third quarter of 1996 as a result of an overall softer retail apparel market.

Gross profit increased $23.0 million, or 274%, to $31.3 million in the third quarter of 1997 from $8.4 million in the third quarter of 1996. As a percentage of net sales, the third quarter gross profit increased to 18.3% in 1997 from 15.1% in 1996. This increase was due principally to more favorable margins associated with the Company's increased sales mix in certain industry segments characterized by higher gross margins.

Selling, general and administrative expenses increased $21.0 million, or 224%, to $30.4 million in 1997 from $9.4 million in the third quarter of 1996, and increased as a percentage of net sales to 17.8% in the third quarter of 1997 from 16.9% in the third quarter of 1996. The Company's increased spending was primarily attributable to its expanded global sales and operations.

Equity in loss of affiliates represents the Company's proportionate share of investments being accounted for under the equity method.

The effective tax rates for the third quarter of 1997 and 1996 were 60% and 43%, respectively. The Company currently expects its effective tax rate will be approximately 60% in 1997 due to certain book-tax differences, primarily non-utilization of losses in certain foreign subsidiaries and non-deductible amortization of goodwill generated as result of the Company's recent acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the first nine months of 1997 totaled $374.6 million as compared to $164.8 million in the first nine months of 1996. The increase in net sales of $209.8 million, or 127%, from the comparable period of a year ago, was directly attributable to revenues associated with acquired companies. Promotional product sales in the first nine months of 1997 totaled $346.2 million, or an increase of 175%, as compared to $125.7 million in the first nine months of 1996. Net sales related to the Company's private label and Cyrk brand business in the first nine months of 1997 totaled $28.4 million, or a decrease of 27%, as compared to $39.1 million in the first nine months of 1996 as a result of an overall softer retail apparel market.

Gross profit increased $42.1 million, or 162%, to $68.1 million in the first nine months of 1997 from $26.0 million in the first nine months of 1996. As a percentage of net sales, gross profit increased to 18.2% in 1997 from 15.8% in 1996. This increase was due principally to more favorable margins associated with certain promotional programs and the Company's increased sales mix in industry segments characterized by higher gross margins.

Selling, general and administrative expenses increased $33.1 million, or 124%, to $59.8 million in the first nine months of 1997 from $26.7 million in the first nine months of 1996, but decreased as a percentage of net sales to 16.0% in the first nine months of 1997 from 16.2% in the first nine months of 1996. The Company's increased spending was primarily attributable to its expanded global sales and operations. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the comparative increase in year to date net sales.

Equity in loss of affiliates represents the Company's proportionate share of investments being accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1997 was $70.7 million compared to $102.3 million at December 31, 1996. This decrease in working capital of $31.6 million was primarily attributable to the Simon and Tonkin acquisitions. Net cash provided by operating activities during the first nine months of 1997 was $7.2 million, due principally to year to date earnings of $3.0 million and depreciation and amortization expense of $4.3 million.

Net cash used in investing activities in the first nine months of 1997 was $17.5 million, which was primarily attributable to $16.6 million of net cash used to acquire Tonkin and Simon in the second quarter of 1997. Net cash used in investing activities in the first nine months of 1996 was $.5 million, which included $2.1 million of additions to property and equipment, a $1.9 million loan made to an affiliate and $4.3 million of net sales of investments.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public sales of common stock, bank borrowings and capital equipment leases. Such cash requirements were provided principally by financing and investing activities for 1996, and principally by operating activities for 1997 to date.

Under an existing arrangement with a bank, the Company currently has available a bank letter of credit and revolving credit facility which expires March 31, 1998. As of September 30, 1997, based on the borrowing base formula prescribed by this credit facility, the Company's borrowing capacity was $75 million, of which $11.7 million in letters of credit and $21.3 million of short-term borrowings were outstanding. Borrowings under the facilities are collateralized by all assets of the Company. In addition, the Company has a variety of domestic and international credit facility arrangements related to its Simon and Tonkin operations with a borrowing capacity of $25.5 million. At September 30, 1997, $7.1 million was outstanding under all such arrangements. Substantially all of Simon's and Tonkin's assets are pledged as collateral under these credit facilities.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K

      The Company filed a Report on Form 8-K/A dated July 23, 1997 with respect to the acquisition of Simon Marketing, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 1997            CYRK, INC.


                                    /s/Dominic F. Mammola
                                    ---------------------
                                    Dominic F. Mammola
                                    Vice President and Chief Financial Officer
                                    (duly authorized officer and principal
                                    financial and accounting officer)