Form 10-K
period 1997-12-31
CYRK INC
filed 1998-03-30
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________ to______________________

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

            Registrant's telephone number, including area code: (978) 283-5800

                Securities registered pursuant to Section 12(b) of the Act:

                                        NONE
                 Securities registered pursuant to Section 12(g) of the Act:

     Title Of Each Class               Name Of Each Exchange On Which Registered
     -------------------               -----------------------------------------
     Common Stock, $0.01                        The Nasdaq Stock Market
     Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [      ]

At February 27, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was $135,904,938.

At February 27, 1998, 14,693,390 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED PURSUANT TO SECTION 14(A) OF THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE REGISTRANT'S 1998 ANNUAL MEETING OF STOCKHOLDERS HAVE BEEN INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF THE BUSINESS

Cyrk, Inc. (referred to herein as "Cyrk" or the "Company") is a full-service promotional marketing company which provides promotional products and agency services in the design and development of high-impact promotional programs. Cyrk was founded as a Massachusetts corporation in 1976 and was engaged primarily in the design, manufacture and sale of custom screen-printed sports apparel and accessories. In 1990, Cyrk broadened its product design and manufacturing expertise to include a focus on the promotional products business and the further development of its international production and worldwide sourcing capabilities. Cyrk's acquisition in 1997 of Simon Marketing, Inc. ("Simon") and Tonkin, Inc. ("Tonkin"), described below, have significantly strengthened the Company's position as a leader in the promotion industry.

Cyrk's promotional products and services are sold to consumer products and services companies seeking to promote their brand names and corporate identities and to build brand loyalty. Cyrk's customers include McDonald's Corporation ("McDonald's") (for its Happy Meal(R)1 promotions, among others), Philip Morris Incorporated ("Philip Morris") (for its Marlboro(R)2 brand, among others) and Pepsi-Cola Company ("Pepsi") (for its "Pepsi Stuff"(R)3 national promotion, among others) and other companies with recognized brands. The programs developed and managed by Cyrk typically reward the consumer with promotional products that are distributed upon redemption of proofs of purchase or as gifts with the purchase of other products. Cyrk believes that its comprehensive marketing services, which address all aspects of a customer's promotional products program, and its expertise in design, manufacturing and sourcing have allowed the Company to successfully execute large, worldwide high-impact promotional programs.

ACQUISITIONS
The Company made two key acquisitions in 1997. On April 7, 1997, the Company acquired Tonkin, a twenty-five year old, privately held promotional products company employing approximately 275 employees primarily in its Monroe, Washington headquarters. Tonkin develops and implements corporate identity programs for major domestic and international clients including Caterpillar, Inc., Consolidated Freightways, Inc. and Peterbilt Motors Company.

On June 9, 1997, the Company acquired Simon, a privately held Los Angeles-based marketing and promotion agency which was founded in 1976 and employs approximately 400 people in the United States, Asia, Europe and Canada. Simon provides marketing programs, promotional products and packaging to clients which include McDonald's, Blockbuster Entertainment Inc. and Chevron Products Company, a division of Chevron U.S.A. Inc. Simon's long-standing relationship with McDonald's has produced premiums and promotions which include Happy Meal premiums, national games and other promotions.

RESTRUCTURING
On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. The Company intends to consolidate certain operating facilities, discontinue certain divisions of its apparel business and eliminate approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions will affect the screen printing and embroidery business in Gloucester, Massachusetts.


1  HAPPY MEAL is a registered trademark of McDonald's Corporation.

2  MARLBORO is a registered trademark of Philip Morris Incorporated.

3  PEPSI STUFF is a registered trademark of Pepsi-Cola Company.

PRODUCTS AND SERVICES
Promotional Product Programs. The goal of a High-Impact Promotional Program TM 4 ("HIPP" TM 4) is to enhance corporate identity or brand awareness and build customer or employee loyalty. Cyrk has achieved this goal and continues to develop and manage promotions that generate tremendous growth for customer brands and for customer loyalty.

Most of the promotional products used in a HIPP are issued upon redemption of coupons evidencing the purchase of other products (a "coupon redemption" or "continuity" program), distributed to consumers in connection with the sale of another product (a "gift-with-purchase" program), sold in conjunction with the sale of another product (a "purchase-with-purchase" program) or sold as a complement to other products. Promotional products are also frequently provided to retailers that carry the brand name products to reward or incentivise sales efforts and foster goodwill towards employees.

The advertising and marketing campaigns of many companies include the promotional product concept within the design of their overall corporate development. Increasing numbers of companies are seeking to leverage and enhance the value of their brands by demanding promotional products that are superior in quality and design, distinctive, contemporary, integrated with their other products and marketing efforts, and immediately identifiable with their primary product brands and services. Together, Cyrk and its customers recognize that promotional programs are a vital component of a successful marketing strategy. Increasing numbers of companies are turning to outside professionals to provide the expertise required in complex areas outside their core businesses, such as the design of custom promotional products, and the development and implementation of promotional programs. Cyrk believes that the demand for superior promotional services is not currently being met by the traditional suppliers of corporate, brand and logoed products, such as advertising specialty vendors, many of which are small, have insufficient resources and are limited to offering the standard products such as pens, mugs and key chains on which a brand or corporate name or logo is imprinted. Cyrk's custom designed and proprietary products are integral components of a high-impact promotional program.

The promotional products industry is fragmented, consisting of designers, buying agents, jobbers, manufacturers, importers and distribution companies. Consequently, a company implementing a large promotional product program generally must deal with multiple vendors. In addition, there are often numerous intermediaries between such a company and the manufacturer of the promotional products. As a result, a company may have only limited control over the design, quality and delivery of the products. This lack of control over manufacturing sources coupled with the use of multiple vendors may produce inefficiencies and result in promotional products that are inconsistent with the company's other products and brand image. Cyrk's promotional products and services are designed to address these inefficiencies in the market and to provide a comprehensive, professional program to major companies seeking to leverage their brand.

Many of the company's large-scale consumer promotions include custom product which was conceived, designed and produced by the Company's Custom Product and Licensing Group ("CP&L"). CP&L has successfully custom designed and developed proprietary product including toys, apparel and accessories for numerous promotions for McDonald's and other successful consumer promotional programs including the Marlboro Gear and Pepsi Stuff promotions. The Company expects to expand its licensing activities in 1998. The Company has entered into licensing agreements with customers such as Ty, Inc. ("Ty") and Mars, Incorporated ("Mars"). Under its licensing arrangement with Ty, the Company has obtained the right to serve as Ty's strategic alliance supplier for the Beanie Babies(R)5 Official Club TM 6 program. Under its licensing arrangement with Mars, the Company has been granted a license to use certain Mars' trademarks, symbols and designs in connection with the manufacture, sale and distribution of certain merchandise.

The Company, through its Corporate Promotions Group, creates corporate identity programs and trade and employee catalogue programs for its customers. The programs typically incorporate a range of promotional products bearing the customer's company name or logo. These products are varying in type, value and appeal and may include T-shirts, fleece pullovers, sports bags, caps, watches and a variety of other products and apparel items. With the Company's recent acquisitions in the promotional product arena, most notably the acquisition of Tonkin, the Company now offers a comprehensive range of promotional products and catalogue program services for its customers.

Through its Integrated Marketing Solutions Group, the Company provides a complete range of agency services to its customers. The Company will create a promotion concept, advise as to the selection, cost and availability of products to be included in a program, assist in the development of program participation rules, forecast participation levels and product demand as well as execute the creative development and production of the program.

4 HIGH-IMPACT PROMOTIONAL PROGRAM and HIPP are trademarks of Cyrk, Inc. 5 BEANIE BABIES is a registered trademark of Ty, Inc.
6  BEANIE BABIES OFFICIAL CLUB is a trademark of Ty, Inc.

Fulfillment Services. Cyrk also offers warehouse fulfillment services and fulfillment consulting services to its promotional product customers. Fulfillment is the process by which promotional products are distributed, often through a product catalogue. The Company charges separately for its fulfillment services but derives substantially all of its revenue from the sale of products.

Design, Merchandising and Product Development. The Company believes that one of its most important competitive advantages is the strong design and merchandising capability that it has developed over the last 22 years. The Company maintains a staff of graphic designers and product designers who not only design products and catalogues, but also provide direction as to the most effective types of products to include in a promotional program. Cyrk's extensive design capability enables the Company to furnish customers with product samples and prototypes quickly. In addition, the merchandising experience of the Company's designers allows them to assemble integrated collections of custom products for its customers. Finally, the Company's designers work closely with the production staff and understand production methods which allows the Company's designs to move efficiently from the design to the production stage.

Manufacturing and Sourcing. The quality and timely delivery of the Company's products depend on the Company's ability to control the manufacturing process. The Company seeks to maintain such control by maintaining a physical presence in the Far East to oversee the offshore manufacturing of the Company's products by independent Asian factories. The Company's Asian operations perform a variety of services for the Company, such as selecting manufacturers, communicating product specifications and quality control standards, monitoring the manufacturing process, performing on-site quality control inspections, transferring letters of credit and coordinating export clearance and shipping. The Company has expanded its manufacturing and sourcing activities into Europe and the Middle East.

The Company has no long-term contracts with manufacturing sources and often competes with other companies for production facilities and import quota capacity. In addition, certain Asian manufacturers require that a letter of credit be posted at the time a purchase order is placed. The Company believes that its policy of outsourcing a majority of its manufacturing requirements allows it to achieve increased production flexibility while reducing the Company's capital expenditures and costs of maintaining a substantial production work force. The Company's business is subject to risks normally associated with conducting business abroad, such as foreign government regulations, political unrest, disruptions or delays in shipments, fluctuations in foreign currency exchange rates and changes in the economic conditions in the countries in which the Company's manufacturing sources are located. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign manufacturing sources were to cease doing business with the Company for any reason, the Company's business and operating results could be adversely affected. The Company's business is also subject to the risks associated with the imposition of additional trade restrictions related to imported products, including quotas, duties, taxes and other charges or restrictions.

MCDONALD'S, PHILIP MORRIS AND PEPSI RELATIONSHIPS
The Company's business has been concentrated with McDonald's, Philip Morris and Pepsi. The Company's business with these promotional customers (as well as its other promotional product customers) is based upon purchase orders placed by the customers. McDonald's, along with certain other customers, order a fixed quantity of product to be delivered by an agreed date. While these orders may be canceled prior to delivery of the product, the customer is responsible for any costs associated with the canceled order. Philip Morris, Pepsi and certain other customers are allowed to place purchase orders from time to time during the course of a promotion. These promotional product customers are not committed to making a minimum number of purchases. For all promotional product customers, the actual purchases depend upon a number of factors including, without limitation, the duration of the promotion and expected consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and may fluctuate greatly from quarter to quarter.

The Company conducts its business with McDonald's through Simon, which was acquired by the Company in June 1997. Simon designs and implements marketing promotions for McDonald's, which include games, sweepstakes, premiums, events, contests, coupon offers, sports marketing, licensing and promotional retail items. Simon's net sales from its business with McDonald's consist of a combination of sales of promotional products and various service fees. Net sales to McDonald's accounted for 36% of the Company's consolidated net sales in fiscal 1997.

Net sales to Philip Morris accounted for 16%, 30% and 57% of the Company's consolidated net sales in 1997, 1996 and 1995, respectively. A substantial majority of those sales relate to Philip Morris' Marlboro Adventure Team TM 7, Marlboro Country Store(R)8 and Marlboro Unlimited(R)8 promotions. Final regulations issued by the United States Food and Drug Administration with respect to tobacco products could have a material adverse effect on the Company's business with Philip Morris and on its results of operations. For a description of those regulations and their potential impact on the Company's business with Philip Morris, please refer to the Company's Amended Cautionary Statement for purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith as Exhibit 99.3.

Net sales to Pepsi accounted for 21% and 38% of the Company's consolidated net sales in 1997 and 1996, respectively. A substantial majority of those sales related to the "Pepsi Stuff" national promotion and other similar Pepsi promotions. The Company's agreements with Pepsi were terminated in December 1997 and the Company expects sales to Pepsi in 1998 to be minimal.

SALES AND DISTRIBUTION
The Company sells its promotional products and services through an employee sales force composed of approximately 225 persons.

In addition to the Company's sales force, members of senior management are actively involved in both selling the Company's promotional product services and in managing large customer accounts. The Company's sales efforts on the promotional products and services side focus on identifying prospective customers, making sales presentations and managing the client relationship as well as the client's promotional program from start to finish. These efforts are targeted both at companies whose products and brands the Company is currently helping to promote and at other large companies which tend to rely heavily on promotional product advertising.

International sales accounted for approximately 27%, 8% and 3% of the Company's consolidated net sales in 1997, 1996 and 1995, respectively. International sales are currently made through the Company's account representatives in the United States as well as through the Company's Germany, United Kingdom and Hong Kong subsidiaries.

COMPETITION
The promotional products industry is highly fragmented and competitive, and some of the Company's competitors have substantially greater financial and other resources than the Company. The Company's promotional products and services compete with the services of in-house advertising, promotional products and purchasing departments and with designers and vendors of single or multiple product lines. The promotional product services of the Company also compete for advertising dollars with other media such as television, radio, newspapers, magazines and billboards. Entry into the promotional product industry is not difficult and new competitors are continually commencing operations.

The primary bases for competition are creativity in product design, quality and style of products, prompt delivery, customer service, price and financial strength. The Company believes that it currently competes favorably in each of the foregoing areas and that its ability to provide a full range of integrated services gives it a competitive advantage.

BACKLOG
At December 31, 1997, the Company had written purchase orders for $204.2 million as compared to $97.6 million at December 31, 1996. The comparative increase in the Company's backlog is the result of the Simon and Tonkin acquisitions. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues and earnings.

TESTING AND QUALITY CONTROL
The Company bears the risk of non-conforming goods sold to its customers and, in the case of outsourced products, generally has recourse against the manufacturer. Because many products are sourced in Asia, the Company relies primarily on monitoring and inspection activities to ensure quality control rather than on any remedies it may have for defective goods.

7  MARLBORO ADVENTURE TEAM is a trademark of Philip Morris
   Incorporated.

8 MARLBORO COUNTRY STORE and MARLBORO UNLIMITED are registered trademarks of Philip Morris Incorporated.

The Company, through independent laboratories, performs extensive tests to ensure that materials and fabrics meet all applicable United States and foreign safety and quality standards, including flammability and child safety laws. In some cases additional tests are performed by or on behalf of the Company's customers.

IMPORTS AND IMPORT RESTRICTIONS
A substantial amount of net sales of the Company in 1997 was attributable to products manufactured in Asia. The importation of such products is subject to the constraints imposed by bilateral agreements between the United States and substantially all of the countries from which the Company imports goods. These agreements impose quotas that limit the quantity of certain types of goods, including textile products imported by the Company, which can be imported into the United States from those countries. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.

The Company's continued ability to source products that it imports may be adversely affected by additional bilateral and multilateral agreements, unilateral trade restrictions, significant decreases in import quotas, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on imports.

Products imported by the Company from China currently receive the same preferential tariff treatment accorded goods from countries granted "most favored nation" status. However, the renewal of China's most favored nation treatment has been a contentious political issue for several years and there can be no assurance that such status will be continued. If China were to lose its "most favored nation" status, goods imported from China will be subject to significantly higher duty rates which would increase the cost of goods from China. In 1997, a substantial amount of the Company's net sales were from products manufactured in China.

EMPLOYEES
At December 31, 1997, the Company had approximately 1,425 full-time employees. The Company's work force is not unionized and the Company believes that its relations with its employees are good. Pursuant to the restructuring plan announced in February 1998, the Company will consolidate certain operating facilities, discontinue certain divisions of its apparel business and eliminate approximately 450 positions of its worldwide work force.

ITEM 2.  PROPERTIES.

The Company leases its principal executive offices, certain manufacturing operations and warehouse space in Gloucester, Massachusetts. At December 31, 1997, the Company occupied approximately 100,100 square feet (of which approximately one-half was allocated to manufacturing operations) under leases that expire in April 1999 through December 1999 and have an annual base rent of approximately $760,000. All of the Gloucester facilities are owned by a trust of which Mr. Shlopak, the Company's Chairman of the Board of Directors and Chief Executive Officer, is both a trustee and beneficiary.

The Company also leases approximately 120,000 square feet of warehouse space in Danvers, Massachusetts under the terms of a lease which expires in December 2011 and has an annual base rent of approximately $460,000. The warehouse is used by the Company for inventory storage and to perform fulfillment services for certain of its customers. This facility is owned by a trust of which Mr. Shlopak and Mr. Brady, the Company's President and Chief Operating Officer, are both trustees and beneficiaries.

Additionally, the Company leases approximately 60,000 square feet of warehouse and office space in Milford, Connecticut which is used for fulfillment operations pursuant to a lease which expires in March 2006. The Company also leases approximately 20,800 square feet of warehouse and office space in Norwood, Massachusetts which is used for certain of its advertising specialty operations, pursuant to a lease which expires in September 2001. The Company also leases approximately 12,000 square feet of office space in New York City, pursuant to a lease which expires in July 1999 and leases approximately 14,000 square feet of additional office space in various US cities.

The Company's English subsidiary leases approximately 24,000 square feet of warehouse and office space in three London suburbs pursuant to leases which expire at various dates beginning in March 1998 through December 2007. The Company's Hong Kong subsidiary leases approximately 3,800 square feet of office space in Kowloon, Hong Kong, pursuant to a lease which expires in December 1999. The Company's Taiwanese branch leases approximately 6,000 square feet of office space in Taipei, Taiwan, pursuant to a lease which expires in February 1999. The Company's Korean branch leases approximately 2,400 square feet of office space in Seoul, Korea, pursuant to a lease which expires in April 1998.

Related to its Simon operations, the Company leases an aggregate of approximately 120,000 square feet of office space in Los Angeles, Chicago and Atlanta pursuant to leases which expire in December 2000 through November 2006. The annual base rent of these leases is approximately $2,400,000. In addition to its domestic lease facilities, Simon leases a total of approximately 34,100 square feet of European office space in Frankfurt, London, Munich and Paris, and, leases an aggregate of approximately 29,300 square feet of Asian office and warehouse space in Hong Kong and Tokyo under leases which expire in April 1998 through March 2000.

The Company leases approximately 175,000 square feet of warehouse, production and office space in Monroe, Washington attributable to its acquisition of Tonkin pursuant to a lease which expires in September 2007. The annual base rent of this lease is approximately $504,000. In addition to this facility, Tonkin leases approximately 22,900 square feet of office and warehouse space in Costa Mesa, California under a lease which expires in November 2001.

For a summary of the Company's minimum rental commitments under all noncancelable operating leases as of December 31, 1997, see notes to the consolidated financial statements.

In connection with the February 1998 announced plan to restructure its worldwide operations, the Company expects to consolidate certain of its operating facilities. As a result of the restructuring, the Company will incur a first quarter 1998 charge to its operations for lease cancellation costs and asset write-offs associated with exiting certain leased facilities.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and certain of its officers and directors have been named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York ( BARRY HALLET, JR.
V. LI & FUNG, ET AL., Docket No. 95 Civ. 8917). Additional defendants include the managing underwriter of the Company's previous public securities offerings and a former principal stockholder of the Company. The plaintiff in the action alleges that, in violation of the securities laws, the Company and its officers made false and misleading statements concerning the Company's business which artificially inflated the price of the Company's stock and that, as a result, the plaintiff and other putative class members were damaged when they purchased the Company's stock. The Company's motion to dismiss the complaint was denied and a class of purchasers certified. Subsequently, the plaintiff voluntarily dismissed his claims against the managing underwriter, without prejudice. The parties began discovery proceedings. On March 4, 1998, with the assistance of a professional mediator, all parties to this litigation reached an agreement in principle to settle the case. The agreement is subject to preparation of definitive settlement documents mutually agreeable to the parties and preliminary and final approval, after notice to class members, by the Federal District Court. If a definitive settlement is reached, in addition to payments by other defendants and certain insurance companies, the Company will make a cash contribution of $4 million.

On or about February 15, 1997, Montague Corporation ("Montague") filed a complaint against the Company in the Middlesex County Superior Court of the Commonwealth of Massachusetts (Civil Action No. 97-00888). The complaint arises out of an alleged distribution agreement ("Agreement") between the Company and Montague's exclusive distributor for the sale of its bicycles in connection with promotional programs in the United States. The complaint alleges that the Company breached the purported Agreement, made negligent misrepresentations concerning its performance of the Agreement and engaged in unfair and deceptive trade practices in violation of Massachusetts General Law Chapter 93A. Montague seeks actual and punitive damages with interest, attorneys' fees and costs. The Company has vigorously defended the action and there has been extensive discovery to date. As a result of court ordered mediation, the parties began settlement discussions, which are ongoing. The Company is unable to express an opinion as to the outcome of either the settlement discussions or the litigation.

On February 11, 1993, Simon filed a complaint against Promotional Concept Group, Inc. ("PCG") in the United States District Court for the Central District of California (Case No. SA-CV 93-156 AHS (EEx)). On April 30, 1993, PCG filed its answer, denying liability, as well as a counterclaim against Simon. Simon alleges that PCG materially breached a contract between Simon and PCG dated January 27, 1992 ("Contract"), under which Simon and PCG agreed to sell video cassette movies to supermarkets. In its complaint, Simon seeks, actual and exemplary damages, as well as an accounting from PCG. PCG denies liability and has counterclaimed alleging, among other things, that Simon wrongfully terminated the Contract, breached the Contract by failing to perform according to the terms of the Contract, engaged in unfair competition in violation of state law, and violated the Lanham Act, 11 U.C.C. ss. 1125. PCG seeks actual and exemplary damages, as well as an accounting from Simon. The Court has under submission certain motions, including a motion by Simon to strike the PCG damages claim, which, if granted would have a material effect on the litigation. Simon has, over the course of a number of months, engaged in settlement discussions with Interpublic Group, Inc., a corporate affiliate of PCG, which is negotiating on behalf of itself and PCG. At this time no acceptable settlement proposal has emerged and the Company is unable to express an opinion as to the outcome of either the settlement or the litigation. If the matter is not settled, trial will be to the court sitting without a jury, and is currently set for July 21, 1998.

In the opinion of management, the anticipated outcomes of the foregoing pending actions are not expected, in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or net cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


The following are the names, ages, positions with the Company and a brief description of the business experience during the last five years of the executive officers of the Company, all of whom serve until they resign or are removed from such offices by the Board of Directors:

GREGORY P. SHLOPAK (51):      Chairman of the Board of Directors and Chief
                              Executive Officer. Mr. Shlopak is a founder of Cyrk and has served as one of its directors since its incorporation in 1990. From May 1990 to May
                              1993, Mr. Shlopak served as the Company's
                              President and Secretary and was elected Chairman of the Board and Chief Executive Officer in May
                              1993. Mr. Shlopak was also the founder, President and a director of a company engaged in the manufacture of custom screen-printed and embroidered apparel and accessories that was incorporated in 1976 and was merged into the Company in July 1993.

PATRICK D. BRADY (42):        President and Chief Operating Officer. Mr. Brady
                              is a founder of the Company and has served as one of its directors since its incorporation in 1990.
                              Mr. Brady was the Chief Operating Officer and
                              Treasurer of the Company from May 1990 until May
                              1993 and served as Chief Financial Officer from May 1993 to September 1994. Mr. Brady was elected
                              President and Chief Operating Officer in May 1993.

TERRY B. ANGSTADT (44):       Executive Vice President. Mr. Angstadt has been a
                              General Manager of the Company since January 1992.
                              Mr. Angstadt was elected an Executive Vice
                              President of the Company in May 1993.

TED L. AXELROD (42):          Executive Vice President. Mr. Axelrod joined the
                              Company in July 1995 to direct the Company's corporate strategy and development efforts. He was elected an Executive Vice President of the Company in September 1997. From August 1987 to July 1995, he held various positions including Managing
                              Director and Head of Mergers and Acquisitions of BNY Associates, Incorporated, an investment banking subsidiary of The Bank of New York
                              Company, Inc. (formerly BNE Associates, Inc., a subsidiary of The Bank of New England, N.A.).

DOMINIC F. MAMMOLA (41):      Excecutive Vice President and Chief
                              Financial Officer. Mr.Mammola was elected an Executive Vice President of the Company in
                              September 1997. He has served as Vice President and Chief Financial Officer of the Company since
                              September 1994. From April 1987 to June 1994, he was Chief Financial Officer of Papa Gino's, Inc., a restaurant chain.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's stock is traded on the Nasdaq National Market under the symbol CYRK. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported by the Nasdaq National Market.

                                1997                              1996
                          High            Low            High            Low
                          ----            ---            ----            ---
First Quarter           $13.00         $11.00          $16.75          $10.25
Second Quarter           12.88          10.50           16.25           11.38
Third Quarter            11.50           9.75           13.88            9.75
Fourth Quarter           13.00           9.63           13.00           10.00

As of February 27, 1998, the Company had approximately 106 holders of record (representing approximately 2,700 beneficial owners) of its common stock. The last reported sale price of the Company's common stock on February 27, 1998 was $13.00.

The Company has never paid cash dividends, other than stockholder distributions of Subchapter S earnings during 1993 and 1992, and none are contemplated in the foreseeable future as the Company currently intends to retain its earnings to finance future growth. In addition, the Company's ability to pay cash dividends is limited pursuant to the terms of its credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA.


SELECTED INCOME                        Year Ended December 31,
STATEMENT DATA:            1997(1)        1996       1995        1994       1993
                           -------        ----       ----        ----       ----
                                (In thousands, except per share data)

Net sales                $558,623     $250,901   $135,842    $401,936   $165,708
Net income (loss)           3,236          438     (2,338)     30,409      8,650
Earnings (loss) per
  common share - basic       0.26         0.04      (0.22)       3.20       1.18
Earnings (loss) per
  common share - diluted     0.25         0.04      (0.22)       3.20       1.18



SELECTED BALANCE                                 December 31,
SHEET DATA:                  1997         1996       1995        1994       1993
                             ----         ----       ----        ----       ----
                                                (In thousands)

Working capital          $ 61,314     $100,565   $106,188    $115,939   $ 25,101
Total assets              313,845      190,239    137,598     147,029     67,221
Long-term debt              9,611           --         --          --         53

Cash dividends                 --           --         --          --      3,900
Stockholders' equity      160,003      124,347    123,600     125,659     27,523


(1) Includes the results of operations of acquired companies from the acquisition dates. See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith as Exhibit 99.3.

GENERAL
The Company is a full-service, integrated provider of marketing and promotional products and services. As such, the Company generates revenue from the sale of promotional products and the development of marketing programs. The majority of the Company's revenue is derived from the sale of promotional products to consumer product companies seeking to promote their brand and build customer loyalty.

Historically, the Company's business has been heavily concentrated with two customers, Pepsi-Cola Company ("Pepsi") and Philip Morris Incorporated ("Philip Morris"). In 1995, sales to Philip Morris accounted for 57% of the Company's total net sales. Purchases of promotional products by Pepsi and Philip Morris in 1996 accounted for 38% and 30% of net sales, respectively. In 1997, net sales to Pepsi accounted for 21% of total net sales, while Philip Morris accounted for 16% of total net sales.

As a part of its continuing effort to diversify its customer base and broaden its capability, the Company completed the acquisition of two providers of promotional services and products during the second quarter of 1997. These transactions were completed through mergers of these providers with and into wholly-owned subsidiaries of the Company. On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Monroe, Washington provider of custom promotional programs and licensed promotional products. On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles-based global marketing and promotion agency and provider of custom promotional products. Simon's business is heavily concentrated with McDonald's Corporation ("McDonald's"). Net sales to McDonald's accounted for 36% of the Company's total net sales in 1997.

The Company's business with McDonald's, Philip Morris and Pepsi (as well as other promotional customers) is based upon purchase orders placed from time to time during the course of promotions. There are no written agreements which commit them to make a certain level of purchases. The actual level of purchases depends on a number of factors, including the duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter. The Company expects that a significant percentage of its net sales in 1998 will be to McDonald's and Philip Morris. The Company's agreements with Pepsi were terminated in December 1997 and the Company expects sales to Pepsi in 1998 to be minimal.

Philip Morris solicits competitive bids for its promotional programs. The Company's profit margin depends, to a great extent, on its competitive position when bidding and its ability to manage its costs after being awarded bids. Increased competition is expected to continue and may adversely impact the Company's profit margin on Philip Morris promotions in the future. Recent negotiations between state attorneys general and certain tobacco companies, including Philip Morris, as well as recent federal regulations, would result in a ban on promotional programs relating to tobacco products and would have a material adverse effect on the Company's business with Philip Morris and its results of operations.

At December 31, 1997, the Company had written purchase orders for $204.2 million as compared to $97.6 million at December 31, 1996. The comparative increase in the Company's backlog is the result of the Simon and Tonkin acquisitions. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings.

On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. The Company intends to consolidate certain operating facilities, discontinue certain divisions of its apparel business and eliminate approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions will affect the screen printing and embroidery business in Gloucester, Massachusetts. The Company estimates that a pre-tax charge of approximately $12 to $15 million will be recorded in the first quarter of 1998. The charge will consist of asset write-downs, employee termination costs, lease cancellations and other related exit costs.

RESULTS OF OPERATIONS

1997 Compared to 1996
Net sales increased $307.7 million, or 123%, to $558.6 million in 1997 from $250.9 million in 1996. The increase in net sales was primarily attributable to revenues associated with Simon and Tonkin. Promotional product sales in 1997 totaled $523.6 million, or an increase of 158%, as compared to $202.7 million in 1996. Net sales related to the Company's private label and Cyrk brand apparel business in 1997 totaled $35.0 million, or a decrease of 27%, as compared to $48.2 million in 1996 as a result of an overall softer retail apparel market.

Gross profit increased $66.1 million, or 179%, to $103.1 million in 1997 from $37.0 million in 1996. As a percentage of net sales, gross profit increased to 18.5% in 1997 from 14.7% in 1996. This increase was due principally to more favorable margins associated with the Company's diversified customer base and the increased sales mix in the promotional industry segments characterized by higher gross margins.

Selling, general and administrative expenses totaled $94.0 million as compared to $37.0 million in 1996. As a percentage of net sales, selling, general and administrative costs totaled 16.8% as compared to 14.8% in 1996. The Company's increased spending was primarily attributable to its expanded global sales and operations.

Interest income in 1997 was attributable to interest earned on short-term investments of excess cash, primarily in investment grade securities.

Interest expense increased to $2.1 million in 1997 from $.3 million in 1996 as a result of higher debt levels incurred in connection with the Company's acquisitions of Simon and Tonkin.

Equity in loss of affiliates of $1.4 million in 1997 and $1.1 million in 1996 represents the Company's proportionate share of investments being accounted for under the equity method.

For an analysis of the change in the effective tax rates from 1995 to 1997 and a discussion of the valuation allowance recorded by the Company, see notes to consolidated financial statements.

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

Equity in loss of affiliates of $1.1 million in 1996 and $.5 million in 1995 represents the Company's proportionate share of investments being accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at December 31, 1997 was $61.3 million compared to $100.6 million at December 31, 1996. This $39.3 million decrease in working capital was primarily attributable to the Simon and Tonkin acquisitions. Net cash provided by operating activities, net of acquisitions, during 1997 was $31.5 million. The primary sources of cash provided by operations were principally related to a decrease in accounts receivable and inventories totaling $38.2 million which was partially offset by a reduction in accounts payable of $11.8 million.

Trade accounts receivable grew to $95.4 million at December 31, 1997 from $57.3 million at December 31, 1996, primarily as a result of increased sales in the fourth quarter of 1997 compared to the fourth quarter of 1996. Days sales outstanding were 47 days and 60 days at December 31, 1997 and December 31, 1996, respectively.

Net cash used in investing activities was $27.9 million, which was primarily attributable to $16.6 million of net cash used to acquire Simon and Tonkin in the second quarter of 1997. Additionally, the Company purchased $6.0 million of equipment and invested $7.5 million in an apparel joint venture. As part of its plan to restructure operations and focus on the promotional marketing industry, the Company does not anticipate further significant investments in the apparel joint venture. In 1996, net cash provided by investing activities was $6.2 million, which included $16.8 million of net sales of investments, offset by $3.4 million of additions to property and equipment, $1.8 million of acquired intangible assets, a $1.7 million investment in the apparel joint venture and $2.3 million of loans made to an affiliate.

The Company currently anticipates that its 1998 purchases of property and equipment will not change significantly from the 1997 levels. The Company expects to make cash payments of approximately $3.0 to $4.0 million for employee termination costs, lease buyouts and other exit costs associated with its plan to restructure its operations.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public sales of common stock, bank borrowings and capital equipment leases. Such cash requirements for 1997 were provided principally by operating activities.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in March 1998. As of December 31, 1997, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $104.8 million, of which $20.6 million of short-term borrowings and $18.9 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company.

In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which will be used for general corporate purposes.

Management believes that the Company's existing cash position, credit facilities, and its ability to obtain additional financing, combined with internally generated cash flow, will be adequate for its liquidity and capital needs at least through the end of 1998.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. As a result of discussions with its computer software program suppliers, the Company has been assured that all of its current software will be modified or replaced to be Year 2000 compliant. Further, the Company has initiated a formal Year 2000 compliance document whereby the Company's software suppliers will certify their plans and action steps for modification or replacement of existing Company software to ensure timely Year 2000 compliance. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company will also initiate formal communications with its major customers and suppliers to determine the extent to which the Company may be vulnerable to the failure of those third parties to address their own Year 2000 issues. There can be no guarantee that the systems of other companies upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Currently, the Company does not expect that the costs associated with becoming Year 2000 compliant will be material. The Company expects to complete its Year 2000 assessments, modifications and conversions by the end of 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                                                        PAGE
Report of Independent Accountants                                                                         23
Consolidated Balance Sheets as of December 31, 1997 and 1996                                              24
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995                25
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996
       and 1995                                                                                           26
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                27
Notes to Consolidated Financial Statements                                                              28-40

Schedule II:  Valuation and Qualifying Accounts                                                           41



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding the Company's directors is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1998 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I hereof, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1998 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1998 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1998 Annual Meeting of Stockholders under the section captioned "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference thereto.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) DOCUMENTS FILED AS PART OF THIS REPORT.

              1.    FINANCIAL STATEMENTS:

                    Consolidated Balance Sheets as of December 31, 1997 and 1996

                    Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements

              2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995:

                    Schedule II:      Valuation and Qualifying Accounts.

                    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               EXHIBITS

 EXHIBIT NO.   DESCRIPTION

    2.1 (1)    Agreement of Merger dated July 6, 1993 between the Registrant and
               Cyrk, Inc.
    3.1 (6)    Restated Certificate of Incorporation of the Registrant
    3.2 (2)    Amended and Restated By-laws of the Registrant
    4.1 (2)    Specimen certificate representing Common Stock
   10.1 (2)    1993 Non-Employee Director Stock Option Plan
   10.2 (3)(2) 1993 Employee Stock Purchase Plan
   10.3 (3)(6) 1993 Omnibus Stock Plan, as amended
   10.4 (4)    First Amended and Restated Marlboro Adventure Team Products Trade
               Financing Arrangement Agreement dated as of January 10, 1994, between the Registrant and Philip Morris Incorporated
   10.5 (2)    Subscription and Registration Rights Agreement dated as of May 1,
               1990, between Li & Fung (B.V.I.) Limited, Patrick D. Brady,
               Gregory P. Shlopak and the Registrant
   10.6 (6)    Letter agreement dated November 30, 1994 among Li & Fung
               (Trading) Ltd., Li & Fung (B.V.I.) Ltd. and the Registrant
   10.7 (2)    Lease dated as of April 19, 1989, between Gregory P. Shlopak and
               Paul M. Butman, Jr., as Trustees of PG Realty Trust, and Cyrk,
               Inc.
   10.8 (2)    Lease dated as of April 19, 1989, between Gregory P. Shlopak and
               Paul M. Butman, Jr., as Trustees of LPG Realty Trust, and Cyrk,
               Inc.
   10.9 (8)    Lease dated April 17, 1986 between Spaulding and Slye Company and
               Parker Brothers Division of Kenner-Parker Toys Inc., with
               Assignment of Lessee's Interest in Lease dated as of June 11,
               1995 between Tonka Corporation and the Registrant
   10.10 (1)   Letter Agreement dated October 19, 1993, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited
   10.11 (1)   Revolving Credit Agreement dated as of December 1, 1993, between the Registrant and The Hongkong and Shanghai Banking Corporation
               Limited
   10.12 (1)   Letter Agreement dated January 5, 1994, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited
   10.13 (1)   Amendment No. 1 to Revolving Credit Agreement dated as of January
               12, 1994, between the Registrant and The Hongkong and Shanghai
               Banking Corporation Limited
   10.14 (1)   Security Agreement dated as of December 1, 1993, between the
               Registrant and The Hongkong and Shanghai Banking Corporation
               Limited
   10.15 (5)   Revolving Credit Agreement dated May 9, 1994 between the
               Registrant and Fleet Bank of Massachusetts, N.A.
   10.16 (5)   Security Agreement dated May 9, 1994 between the Registrant and
               Fleet Bank of Massachusetts, N.A.
   10.17 (5)   Security and Loan Agreement dated May 12, 1994 between the
               Registrant and The Pacific Bank
   10.18 (5)   Security Agreement dated May 12, 1994 between the Registrant and
               The Pacific Bank
   10.19 (5)   Letter Agreement dated May 5, 1994 between the Registrant and The
               Hongkong and Shanghai Banking Corporation Limited
   10.20 (5)   Intercreditor Agreement dated May 12, 1994 among the Registrant,
               Fleet Bank of Massachusetts, N.A., The Pacific Bank, and The
               Hongkong and Shanghai Banking Corporation Limited
   10.21 (8)   Letter agreement dated February 7, 1996, between the Registrant and The Wells Fargo HSBC Trade Bank, N.A.
   10.21.1 (10)Letter agreement dated March 26, 1997, between the Registrant and
               The Wells Fargo HSBC Trade Bank, N.A.

 EXHIBIT NO.                                    DESCRIPTION


10.22(1)            Tax Allocation and Indemnity Agreement dated July 6, 1993, among Cyrk, Inc., the Registrant, Gregory P. Shlopak and
                    Patrick D. Brady
10.23(3)(2)         Restricted Stock Purchase Agreement dated May 10, 1993,
                    between the Registrant and Terry B. Angstadt
10.24(3)(7)         Life Insurance Agreement dated as of November 15, 1994 by
                    and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between
                    Gregory P. Shlopak and Patrick D. Brady, Trustee, entitled
                    "The Shlopak Family 1994 Irrevocable Insurance Trust"
10.24.1(3)(7)       Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
10.25(3)(7)         Life Insurance Agreement dated as of November 15, 1994 by
                    and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between
                    Gregory P. Shlopak and Patrick D. Brady, Trustee, entitled
                    "The Gregory P. Shlopak 1994 Irrevocable Insurance Trust"
10.25.1(3)(7)       Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
10.26(3)(7)         Consulting Agreement dated as of November 15, 1994 by and
                    between the Registrant and Gregory P. Shlopak
10.27(3)(7)         Life Insurance Agreement dated as of November 15, 1994 by
                    and between the Registrant and Walter E. Moxham, Jr. as
                    Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and Walter E. Moxham, Jr., Trustee, entitled "The Patrick D. Brady 1994 Irrevocable Insurance
                    Trust"
10.27.1(3)(7)       Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
10.28(3)(7)         Consulting Agreement dated as of November 15, 1994 by and
                    between the Registrant and Patrick D. Brady
10.29(7)            First Amended and Restated Agreement of Limited Partnership
                    dated as of March 28, 1995 by and between the Registrant and
                    Grant & Partners Limited Partnership
10.30(7)            Revolving Credit Agreement dated as of March 28, 1995 by and between the Registrant and Grant & Partners Limited
                    Partnership
10.30.1(10)         Agreement dated October 11, 1996, between the Registrant and
                    Grant & Partners Limited Partnership
10.31(7)            Option Agreement dated as of March 28, 1995 by and among the
                    Registrant, Grant & Partners, Inc., Alan Grant and Grant &
                    Partners Limited Partnership
10.32(2)(7)         Non-Qualified Stock Option Agreement dated as of February
                    10, 1995 by and between the Registrant and Alan Grant
10.33(2)(7)         Non-Qualified Stock Option Agreement dated as of March 28,
                    1995 by and between the Registrant and Alan Grant
10.34(10)           Loan agreement dated April 30, 1996, between the Registrant,
                    125 Water Street, LLC, Gregory P. Shlopak and Patrick D.
                    Brady
10.34.1(10)         Promissory Note dated April 30, 1996, between the Registrant and 125 Water Street, LLC
10.35(3)(13)        1997 Acquisition Stock Plan
10.36(11)           Securities Purchase Agreement dated as of March 18, 1997, by and among Exchange Applications, Inc., Grant & Partners
                    Limited Partnership, Cyrk, Inc., Insight Ventures Partners
                    I, L.P. and certain other parties
10.37               Securities Purchase Agreement dated February 12, 1998 by and between Cyrk, Inc. and Ty Warner, filed herewith
21.1                List of Subsidiaries, filed herewith
23.1                Consent of Coopers & Lybrand L.L.P. - Independent
                    Accountants, filed herewith
27.96               Restated Financial Data Schedule, Filed herewith
27.97               Financial Data Schedule, filed herewith
99.1(9)             Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995
99.2(10)            Amended Cautionary Statement for Purposes of the "Safe
                    Harbor" Provisions of the Private Securities Litigation
                    Reform Act of 1995

 EXHIBIT NO.                                    DESCRIPTION


99.2(12) Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
99.3 Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

--------------------------------------------------------------------------------


1 Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-75320) or an amendment thereto and incorporated herein by reference.

2 Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

3                   Management contract or compensatory plan or arrangement.

4 Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-75320) or an amendment thereto accompanied by a request for confidential treatment as to certain portions and incorporated herein by reference.

5 Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1994 and incorporated herein by reference.

6 Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

7 Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995 and incorporated herein by reference.

8 Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

9 Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 1996 and incorporated herein by reference.

10 Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

11 Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1997 and incorporated herein by reference.

12 Filed as an exhibit to the Registrant's Report on Form 8-K/A dated June 9, 1997 and incorporated herein by reference.

13 Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No.333-45655) and incorporated herein by reference.



             (b)    REPORTS ON FORM 8-K.
                    No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CYRK, INC.



Date:  March 27, 1998             By:   /s/PATRICK D. BRADY
                                         -------------------
                                           Patrick D. Brady
                                           President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/Gregory P. Shlopak           Chairman of the Board             March 27, 1998
---------------------           Chief Executive Officer
GREGORY P. SHLOPAK              (principal executive officer)
                                Director



/S/Patrick D. Brady            President                          March 27, 1998
-------------------            Chief Operating Officer
PATRICK D. BRADY               Director



/S/Dominic F. Mammola          Chief Financial Officer            March 27, 1998
---------------------          (principal financial and
DOMINIC F. MAMMOLA             accounting officer)



/S/Joseph W. Bartlett          Director                           March 27, 1998
---------------------
JOSEPH W. BARTLETT


/S/J. Anthony Kouba            Director                           March 27, 1998
-------------------
J. ANTHONY KOUBA


/S/Louis Marx, Jr.             Director                           March 27, 1998
------------------
LOUIS MARX, JR.

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

In our opinion the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Cyrk, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                               Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 13, 1998, except as to the information presented in Note 18, for which the date is March 4, 1998

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                        (In thousands, except share data)

                                     ASSETS

                                                                    1997         1996
                                                                  --------     --------

Current assets:
  Cash and cash equivalents                                       $ 42,513      $44,224
  Investments                                                           --        2,420
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $3,801 in
     1997 and $3,191 in 1996                                        95,388       57,340
   Officers, stockholders and related parties                          228        3,466
  Inventories                                                       46,317       45,904
  Prepaid expenses and other current assets                         10,649        6,114
  Deferred income taxes                                              9,746        6,186
                                                                  --------     --------
     Total current assets                                          204,841      165,654
Property and equipment, net                                         16,268       10,407
Excess of cost over net assets acquired, net                        77,483        4,970
Investments in and advances to affiliates                            9,506        4,352
Other assets                                                         5,747        4,856
                                                                  ========     ========
                                                                  $313,845     $190,239
                                                                  ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                           $ 20,826     $ 18,749
  Accounts payable:
   Trade                                                            57,690        8,834
   Affiliates                                                          180          992
  Accrued expenses and other current liabilities                    64,831       36,514
                                                                  --------     --------
     Total current liabilities                                     143,527       65,089
Long-term obligations                                                9,611           --
Deferred income taxes                                                  704          803
                                                                  --------     --------
     Total liabilities                                             153,842       65,892
                                                                  --------     --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
     none issued                                                        --           --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     13,688,038 shares issued and outstanding in 1997 and
     10,790,876 shares issued and outstanding in 1996                  137          108
  Additional paid-in capital                                       119,840       87,402
  Retained earnings                                                 40,609       37,373
  Net unrealized loss on available-for-sale securities                  --          (56)
  Cumulative translation adjustment                                   (583)        (480)
                                                                  --------     --------
     Total stockholders' equity                                    160,003      124,347
                                                                  --------     --------

                                                                  $313,845     $190,239
                                                                  ========     ========


 The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995
                     (In thousands, except per share data)


                                                  1997        1996       1995
                                                --------    --------   --------
Net sales                                       $558,623    $250,901   $135,842
Cost of sales:
 Related parties                                  10,094       2,064      7,974
 Other                                           445,434     211,851    104,489
                                                --------    --------   --------
                                                 455,528     213,915    112,463
                                                --------    --------   --------
Gross profit                                     103,095      36,986     23,379
                                                --------    --------   --------
Selling, general and administrative expenses:
 Goodwill amortization                             2,226         304        156
 Related parties                                   1,198         787        587
 Other                                            90,529      35,944     28,909
                                                --------    --------   --------
                                                  93,953      37,035     29,652
                                                --------    --------   --------
Operating income (loss)                            9,142         (49)    (6,273)
Interest income                                   (2,413)     (2,679)    (3,344)
Interest expense                                   2,102         256         70
Equity in loss of affiliates                       1,363       1,111        543
                                                --------    --------   --------
Income (loss) before income taxes                  8,090       1,263     (3,542)
Income tax provision (benefit)                     4,854         825     (1,204)
                                                ========    ========   ========
Net income (loss)                               $  3,236    $    438   $ (2,338)
                                                ========    ========   ========

Earnings (loss) per common share - basic        $   0.26    $   0.04   $  (0.22)
                                                ========    ========   ========

Earnings (loss) per common share - diluted      $   0.25    $   0.04   $  (0.22)
                                                ========    ========   ========

Weighted average shares outstanding - basic       12,593      10,768     10,720
                                                ========    ========   ========

Weighted average shares outstanding - diluted     13,025      10,909     10,720
                                                ========    ========   ========



 The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                                           Net
                                                                                           Unrealized
                                                                                           Loss on
                                                     Common        Additional              Available-    Cumulative    Total
                                                     Stock         Paid-in      Retained   For-Sale      Translation   Stockholders'
                                                ($.01 Par Value)   Capital      Earnings   Securities    Adjustment    Equity
                                                ----------------   ----------   --------   ----------    ------------  -------------

Balance, December 31, 1994                           $107         $ 86,279       $39,273     $     --     $     --      $125,659
Issuance of shares under employee stock option
 and stock purchase plans, net of tax benefit          --              583            --           --           --           583
Net unrealized losses on
  available-for-sale securities                        --               --            --          (74)          --           (74)
Translation adjustment                                 --               --            --           --         (230)         (230)
Net loss                                               --               --        (2,338)          --           --        (2,338)
                                                     ----         --------       -------     --------     --------      --------
Balance, December 31, 1995                            107           86,862        36,935          (74)        (230)      123,600
Issuance of shares under employee stock option
 and stock purchase plans                               1              540            --           --           --           541
Net unrealized gains on
  available-for-sale securities                        --               --            --           18           --            18
Translation adjustment                                 --               --            --           --         (250)         (250)
Net income                                             --               --           438           --           --           438
                                                     ----         --------       -------     --------     --------      ---------
Balance, December 31, 1996                            108           87,402        37,373          (56)        (480)      124,347
Issuance of shares under employee stock option
 and stock purchase plans                               1              466            --           --           --           467
Issuance of shares for businesses acquired             28           31,972            --           --           --        32,000
Net unrealized gains on
  available-for-sale securities                        --               --            --           56           --            56
Translation adjustment                                 --               --            --           --         (103)         (103)
Net income                                             --               --         3,236           --           --         3,236
                                                     ----         --------       -------     ---------    --------      --------
Balance, December 31, 1997                           $137         $119,840       $40,609     $      -     $   (583)     $160,003
                                                     ====         ========       =======     =========    ========      ========


 The accompanying notes are an integral part of the consolidated financial statements.

                                 CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                1997          1996          1995
                                                                ----          ----          ----

Cash flows from operating activities:
   Net income (loss)                                            $   3,236    $    438    $ (2,338)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                               6,438       2,875       1,956
        Gain on sale of property and equipment                        (32)          -           -
        Realized loss on sale of investments                           32         352          13
        Provision for doubtful accounts                               390         152         120
        Deferred income taxes                                        (422)     (1,303)       (220)
        Equity in loss of affiliates                                1,363       1,111         543
        Tax benefit from stock option plans                             -           -          16
        Increase (decrease) in cash from changes
         in working capital items, net of acquisitions:
            Accounts receivable                                    17,972     (40,267)     51,977
            Inventories                                            20,272     (18,905)     (8,291)
            Prepaid expenses and other current assets              (2,616)     (2,187)     (1,429)
            Refundable income taxes                                     -       1,069       3,130
            Accounts payable                                      (11,841)      6,385      (3,031)
            Accrued expenses and other current liabilities         (3,243)     26,513      (4,400)
                                                                ---------    --------    --------
Net cash provided by (used in) operating activities                31,549     (23,767)     38,046
                                                                ---------    --------    --------
Cash flows from investing activities:
   Purchase of property and equipment                              (6,028)     (3,441)     (3,890)
   Proceeds from sale of property and equipment                       243           -           -
   Acquisitions, net of cash acquired *                           (16,581)          -           -
   Advances to affiliates, net                                     (6,511)     (3,956)     (2,050)
   Purchase of investments                                         (3,815)    (37,913)    (35,639)
   Proceeds from sale of investments                                6,259      54,714      15,997
   Acquisition of intangible assets                                (1,577)     (1,789)     (3,636)
   Other, net                                                         110      (1,378)       (674)
                                                                ---------    --------    --------
Net cash provided by (used in) investing activities               (27,900)      6,237     (29,892)
                                                                ---------    --------    --------
Cash flows from financing activities:
   Proceeds from (repayments of) short-term borrowings, net        (5,365)     18,749           -
   Payments of long-term obligations                                 (333)          -           -
   Proceeds from issuance of common stock                             467         541         567
                                                                ---------    --------    --------
Net cash provided by (used in) financing activities                (5,231)     19,290         567
                                                                ---------    --------    --------
Effect of exchange rate changes on cash                              (129)       (119)          -
                                                                ---------    --------    --------

Net increase (decrease) in cash and cash equivalents               (1,711)      1,641       8,721
Cash and cash equivalents, beginning of year                       44,224      42,583      33,862
                                                                ---------    --------    --------
Cash and cash equivalents, end of year                          $  42,513    $ 44,224      42,583
                                                                =========    ========    ========
*  Details of acquisitions:
     Fair value of assets acquired                              $ 104,257    $      -    $      -
     Cost in excess of net assets of companies acquired, net       73,162           -           -
     Liabilities assumed                                         (107,069)          -           -
     Stock issued                                                 (32,000)          -           -
                                                                ---------    --------    --------
     Cash paid                                                     38,350           -           -
     Less:  cash acquired                                         (21,769)          -           -
                                                                ---------    --------    --------
     Net cash paid for acquisitions                             $  16,581    $      -    $      -
                                                                =========    ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest                                                   $   2,214    $    149    $     71
                                                                =========    ========    ========
     Income taxes                                               $   4,075    $    208    $    836
                                                                =========    ========    ========


 The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


1. Nature of Business

Cyrk, Inc. is a full-service promotional marketing company which provides promotional products and agency services in the design and development of high-impact promotional programs.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cyrk, Inc. and its subsidiaries (the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Sales are generally recognized when products are shipped or services are provided to customers. Sales of certain imported goods are recognized at the time shipments are received at the customer's designated location. Deferred revenue includes deposits related to merchandise for which the Company has received payment but for which title and risk of loss have not passed.

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year. In addition, the Company has significant receivables from certain customers (see Note 15).

Financial Instruments

The carrying amounts of cash equivalents, investments, short-term borrowings and long-term obligations approximate their fair values.

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

Inventories

Inventories are valued at the lower of cost (specific identification, first-in, first-out and average methods) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated primarily using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. The estimated useful lives range from three to seven years for machinery and equipment, three to seven years for furniture and fixtures and three to fifteen years for leasehold improvements. The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

Excess of Cost Over Net Assets Acquired, Net

The excess of cost over the net assets acquired is being amortized on a straight-line basis over a period of five to thirty years. Accumulated amortization amounted to $2,686 at December 31, 1997 and $460 at December 31, 1996.

Impairment of Long-Lived Assets

Periodically, the Company assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing anticipated discounted future operating income with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

Income Taxes

The Company determines deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Foreign Currency Translation

The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average monthly rates of exchange. Translation gains and losses are recorded in stockholders' equity, and transaction gains and losses are reflected in income.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

Earnings (Loss) per Common Share

Earnings (loss) per common share have been determined in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). All prior period earnings per share data has been restated to conform with the provisions of this Statement.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  Acquisitions

On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles-based global marketing and promotion agency and provider of custom promotional products, for $58.0 million, composed of $33.5 million in cash and $24.5 million in shares of the Company's common stock of which $28.4 million in cash and $20.0 million in shares of the Company's common stock (1,840,138 shares) was paid at the closing with an additional $5.1 million payable in cash and $4.5 million payable in shares of the Company's common stock to be paid within four years of the closing. If certain performance targets are achieved, the purchase price may be increased by an additional $5.0 million in shares of the Company's common stock which would be issued to former Simon stockholders. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Simon have been included in the consolidated financial statements from the date of the acquisition. The excess of cost over the fair value of net assets acquired ($53.7 million) is being amortized on a straight-line basis over thirty years.

On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Washington corporation which provides custom promotional programs and licensed promotional products for an aggregate purchase price of $22 million of which $12 million was paid in shares of the Company's common stock (1,007,345 shares) and $10 million in cash. The purchase price may be increased by an additional $2.7 million (half in cash, half in Company common stock) over the next three years if certain performance targets are achieved by Tonkin. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Tonkin have been included in the consolidated financial statements from the date of the acquisition. The excess of cost over the fair value of net assets acquired ($19.5 million) is being amortized on a straight-line basis over twenty years.

The following unaudited pro forma results of operations assume the Simon and Tonkin acquisitions occurred on January 1, 1996 and include certain adjustments related to the acquisitions such as: goodwill amortization expense, reduction of interest income, non-recurring compensation related transaction adjustments, one-time transaction costs, the related income tax effect of combining the acquired companies and the issuance of all applicable Company common stock:

                                                For the Years Ended December 31,

                                                        1997        1996
                                                        ----        ----
  Net sales                                           $778,292    $677,529
  Net income                                             5,047       3,682
  Earnings per common share - basic  and diluted          0.36        0.26

The pro forma results are not necessarily indicative of the operating results that would have occurred had the Simon and Tonkin acquisitions occurred on January 1, 1996, nor are they necessarily indicative of future operations.

4. Inventories

Inventories consist of the following:

                                          December 31,
                                      1997            1996
                                      ----            ----
Raw materials                       $10,807           $12,009
Work in process                       5,033                --
Finished goods                       30,477            33,895
                                    -------           -------
                                    $46,317           $45,904
                                    =======           =======

5. Property and Equipment

Property and equipment consist of the following:

                                                          December 31,
                                                      1997             1996
                                                      ----             ----
Machinery and equipment                              $19,300           $ 11,497
Furniture and fixtures                                 8,414              2,749
Leasehold improvements                                 4,388              2,742
                                                     -------           ---------
                                                      32,102             16,988
Less - accumulated depreciation and amortization     (15,834)            (6,581)
                                                      ------              -----
                                                     $16,268           $ 10,407
                                                     =======           ========

Depreciation and amortization expense on property and equipment totaled $4,212, $2,571 and $1,800 in 1997, 1996 and 1995, respectively.

6.  Investments in and Advances to Affiliates

The Company has a 50% interest in Grant & Partners Limited Partnership, a Boston-based firm specializing in improving the returns on marketing investments, and, a 39% joint venture equity interest in NewModel, Inc. d/b/a T.W.IsM., a Compton, California-based manufacturer and distributor of men's sports apparel and accessories. In addition to its initial equity investment, the Company has periodically made advances to fund the operations of its equity investees, particularly during the early stages of the joint venture. Advances to affiliates totaled $10,457 and $5,956 at December 31, 1997 and 1996, respectively. During 1997, a portion of these advances were repaid in shares of preferred stock valued at $2,070. Investments in and advances to these unconsolidated affiliates amounted to $9,506 and $4,352 at December 31, 1997 and 1996, respectively.

The combined summarized financial position and results of operations of the Company's equity-basis affiliates are as follows:

                                                            December 31,
                                                   1997                    1996
                                                   ----                    ----
Summarized Balance Sheet Information:

Current assets                                  $ 6,737                 $ 4,377
Other assets                                      1,559                   2,363
                                                -------                 -------
                                                  8,296                   6,740
                                                -------                 -------
Current liabilities                               4,430                   3,672
Other liabilities                                 9,181                   6,019
                                                -------                 -------
                                                 13,611                   9,691
                                                -------                 -------
     Net liabilities                            $(5,315)                $(2,951)
                                                =======                 =======

                                                For the Years Ended December 31,
                                                   1997                    1996
                                                   ----                    ----
Summarized Statement of Operations:

         Revenue                                $ 8,489                 $10,631
         Costs and operating expenses            11,835                  12,697
                                                -------                 -------
         Net loss                               $(3,346)                $(2,066)
                                                =======                 =======

7. Short-Term Borrowings

The Company maintains worldwide credit facilities with several banks which provide the Company with approximately $104,821 in total borrowing capacity which consists of (i) the Company's $75,000 primary domestic line of credit,
(ii) several additional domestic lines of credit which aggregate $22,240 and
(iii) two foreign lines of credit in the aggregate amount of $7,581. As of December 31, 1997, the Company had approximately $65,330 available under these bank facilities.

Pursuant to the provisions of its primary domestic line of credit, the Company has commitments for letter of credit and revolving credit borrowings through April 1998 of up to an aggregate amount of $75,000, subject to borrowing base formulas, for the purpose of financing the importation of various products from Asia and supporting the Company's working capital requirements. Borrowings under the facility bear interest at the lesser of the bank's prime rate (8.5% at December 31, 1997) or LIBOR plus 1.75% (7.5% at December 31, 1997), and are collateralized by all of the assets of the Company. The facility contains covenants which require the Company to maintain a minimum net worth level and minimum current and debt to net worth ratios through the term of the commitment. Additionally, during any consecutive four quarters, the Company is required to achieve certain minimum operating results. As of December 31, 1997, the Company was in violation of certain financial covenants which have been waived by the bank. At December 31, 1997, the Company's borrowing capacity under this facility was $75,000, of which $9,110 of short-term borrowings and $16,044 in letters of credit were outstanding. The letters of credit expire at various dates through September 1998. The facility provides for a fee of 3/8% per annum on the unused portion of the commitment.

In addition to the facility described above, other domestic credit facilities provide for borrowings of up to an aggregate amount of $22,240 for working capital requirements subject to borrowing base formulas. These credit lines, which expire at various dates beginning in March 1998, bear interest at the bank's prime rate or LIBOR plus a margin, and are generally subject to standard covenants related to financial ratios and profitability as to which the Company was in compliance at December 31, 1997. At December 31, 1997, $8,907 of short-term borrowings and $886 of letters of credit were outstanding under these facilities.

The Company has a $5,600 (DM10,000) working capital line of credit for certain of its European subsidiaries. At December 31, 1997, $2,563 of short-term borrowings and $1,981 of letters of credit were outstanding under this credit facility. The Company also has a bank guarantee in the amount of $1,981 (GBP1,200) to cover future duties and customs in the United Kingdom. No amounts were outstanding under this guarantee at December 31, 1997.

The weighted average interest rate on short-term borrowings was 8.02% and 7.25% at December 31, 1997 and December 31,1996, respectively.

8. Lease Commitments

The Company leases warehouse, production and administrative facilities and certain machinery and equipment, furniture and fixtures, and motor vehicles under noncancelable operating leases expiring at various dates through November 2006 (see Note 14). The approximate minimum rental commitments under all noncancelable leases as of December 31, 1997, were as follows:

1998                                                             $10,075
1999                                                               8,276
2000                                                               5,683
2001                                                               3,362
2002                                                               2,631
Thereafter                                                        11,463
                                                                 -------
Total minimum lease payments                                     $41,490
                                                                 =======

Rental expense for all operating leases was $7,208, $3,080 and $2,655 for the years ended December 31, 1997, 1996 and 1995, respectively. Rent is charged to operations on a straight-line basis for certain leases.

9.  Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                                            For the Years Ended December 31,
                                             1997         1996          1995
                                             ------      ------        -------
Current:
              Federal                        $2,842      $1,393        $(1,330)
              State                           1,227         222            125
              Foreign                         1,207         513            221
                                             ------      ------        -------
                                              5,276       2,128           (984)
                                             ------      ------        -------

Deferred:
              Federal                          (331)     (1,223)            10
              State                            ( 91)       ( 80)          (230)
                                             ------      ------        -------
                                               (422)     (1,303)          (220)
                                             ------      ------        -------
                                             $4,854      $  825        $(1,204)
                                             ======      ======        =======

As required by SFAS 109, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has considered the recent and historical results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that a portion of the deferred tax assets will not be realizable. To the extent that an asset will not be realizable, a valuation allowance is established. The Company reevaluates the positive and negative evidence on an annual basis. The tax effects of temporary differences giving rise to deferred tax assets and liabilities as of December 31, are as follows:

                                                         1997            1996
                                                         ----            ----
Deferred tax assets
   Receivable reserves                                 $1,550          $1,491
   Inventory capitalization and reserves                4,863           3,488
   Other asset reserves                                 4,638           1,207
   Deferred compensation                                4,157              --
   Foreign tax credits                                  2,731              --
   Valuation allowance                                 (8,193)             --
                                                        -----          ------
                                                       $9,746          $6,186
                                                       ======          ======
Deferred tax liabilities (depreciation)                $  704          $  803
                                                       ======          ======

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                     1997        1996      1995
                                                     ----        ----      ----
Federal tax (benefit) rate                            34%         34%      (34)%
Increase (decrease) in taxes resulting from:
    State income taxes, net of federal benefit         9           7         3
    Effect of foreign tax rates and non-utilization
       of losses                                      19          35         5
    Tax exempt dividends                              --         (16)       --
    Goodwill                                           7          --        --
    Foreign tax credit                               (12)         --        --

    Meals and entertainment                            1           6        --
    State net operating loss carryforward             --          --        (6)
    Other, net                                         2          (1)       (2)
                                                      ---         ---       ---
 Effective tax (benefit) rate                         60%         65%      (34)%
                                                      ==          ==       ====

10. Accrued Expenses and Other Current Liabilities

At December 31, 1997 and 1996, accrued expenses and other current liabilities consisted of the following:

                                            1997               1996
                                            ----               ----
Inventory purchases                       $19,946            $24,286
Deferred revenue                           10,683              1,451
Accrued payroll and related and
     deferred compensation                 11,088              2,840
Other                                      23,114              7,937
                                          -------            -------
                                          $64,831            $36,514
                                          =======            =======

11. Stock Plans

At December 31, 1997, the Company had three stock-based compensation plans, which are described below. In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Had compensation cost for the Company's 1997, 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share would have been reduced (increased) to the pro forma amounts indicated below:

                                                          1997    1996     1995
                                                          ----    ----     ----
Net income (loss) - as reported                          $3,236   $438  $(2,338)
Net income (loss) - pro forma                             1,828   (570)  (3,306)
Earnings (loss) per common share - basic - as reported     0.26   0.04   ( 0.22)
Earnings (loss) per common share - diluted - as reported   0.25   0.04   ( 0.22)
Earnings (loss) per common share - basic - pro forma       0.15  (0.05)  ( 0.31)
Earnings (loss) per common share - diluted - pro forma     0.14  (0.05)  ( 0.31)

The effects of applying SFAS 123 in this pro forma are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

1993 Omnibus Stock Plan
Under its 1993 Omnibus Stock Plan (the "Omnibus Plan"), as amended in May 1997, the Company has reserved up to 3,000,000 shares of its common stock for issuance pursuant to the grant of incentive stock options, nonqualified stock options or restricted stock. The Omnibus Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the Omnibus Plan, the Compensation Committee has the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares; (ii) the exercise period (which may not exceed ten years); (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the common stock on the date of grant); (iv) the type and duration of options or restrictions, limitations on transfer and other restrictions; and (v) the time, manner and form of payment. Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, generally, no incentive stock option may be exercised more than 60 days following termination of employment. However, in the event that termination is due to death or disability, the option is exercisable for a maximum of 180 days after such termination. Options granted under this plan generally become exercisable in three equal installments commencing on the first anniversary of the date of grant. Effective September 1, 1995, the Company granted all employees (except executive officers) with outstanding options the right to exchange their existing options for new options with an exercise price of $10.00 per share (the fair market value on September 1, 1995). Stock options to acquire an aggregate of 499,293 shares of common stock were canceled and regranted under this program. The vesting period of these options commenced September 1, 1995.

1997 Acquisition Stock Plan
On May 8, 1997, the stockholders approved the 1997 Acquisition Stock Plan (the "1997 Plan") which is intended to provide incentives in connection with the acquisitions of other businesses by the Company. The 1997 Plan is identical in all material respects to the Omnibus Plan, except that the number of shares available for issuance under the 1997 Plan is 1,000,000 shares.

The fair value of each option grant under the above plans was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: expected dividend yield of zero percent for all years; expected life of 3.5 years for 1997 and 1996 and 4.6 years for 1995; expected volatility of 52 percent for 1997 and 56 percent for 1996 and 1995; and, a risk-free interest rate of 6.5 percent for 1997, 5.2 percent for 1996 and 6.6 percent for 1995.

The following summarizes the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the year ended on those dates:

                                             1997                        1996                           1995
                                                   Weighted                      Weighted                      Weighted
                                                   Average                       Average                       Average
                                                   Exercise                      Exercise                      Exercise
                                    Shares         Price           Shares        Price          Shares         Price
                                    -----------------------        ----------------------        -----------------------
Outstanding at beginning of year       975,255      $11.47         1,138,628       $15.71          621,696        $21.74
         Granted                     1,433,600       11.24           417,500        12.57        1,059,293         15.21
         Exercised                   (   9,386)      10.00           (12,281)       10.02           (1,418)        16.97
         Canceled                    (  55,707)      12.49          (568,592)       20.81         (540,943)        21.65
                                      --------                       -------                       -------
Outstanding at end of year           2,343,762       11.31           975,255        11.47        1,138,628         15.71
                                     =========                       =======                     =========

Options exercisable at year-end        563,788                       214,852                        44,356
                                       =======                       =======                        ======

Options available for future grant   1,535,551                       913,444                       762,352
                                     =========                       =======                       =======
Weighted average fair value of
     options granted during the year     $4.69                         $6.36                         $8.14
                                         =====                         =====                         =====

The following table summarizes information about stock options outstanding at
                               December 31, 1997:


                                            Options Outstanding                          Options Exercisable
                                            -------------------                          -------------------
                                            Weighted
                                            Average                   Weighted                              Weighted
 Range of             Number                Remaining                 Average       Number                  Average
 Exercise             Outstanding at        Contractual               Exercise      Exercisable at          Exercise
 Prices               December 31, 1997     Life                      Price         December 31, 1997       Price
-----------           -----------------     -----------               --------      -----------------       --------
$ 8.75 - $10.87          864,523              8.4 years                $10.25           378,132               $9.98
 10.87 -  11.25          898,605              9.1                       10.88            35,000               10.87
 11.50 -  28.75          580,634              7.5                       13.51           150,656               14.45
                       ---------                                                        -------
$ 8.75 - $28.75        2,343,762              8.5                       11.31           563,788               11.23
                       =========                                                        =======



Employee Stock Purchase Plan
Pursuant to its 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan"), as amended in May 1997, the Company is authorized to issue up to an aggregate of 300,000 shares of its common stock to substantially all full-time employees electing to participate in the Stock Purchase Plan. Eligible employees may contribute, through payroll withholdings or lump sum cash payment, up to 10% of their base compensation during six-month participation periods beginning in January and July of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Company common stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. The first offering under the Stock Purchase Plan commenced in January 1994. Employee purchases amounted to 40,293 shares in 1997, 41,385 shares in 1996 and 33,903 shares in 1995 at prices ranging from $8.93 to $20.08 per share. At December 31, 1997, 178,384 shares were available for future purchases. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: expected dividend yield of zero percent for all years; expected life of six months for all years; expected volatility of 52 percent for 1997 and 56 percent for 1996 and 1995; and, a risk-free interest rate of 5.4 percent, 5.3 percent and 5.8 percent for 1997, 1996 and 1995 respectively. The weighted-average fair value of those purchase rights per share granted in 1997, 1996 and 1995 was $3.14, $4.28 and $4.07, respectively.

12. Profit-Sharing Retirement Plan

The Company has a qualified profit-sharing plan under Section 401(k) of the Internal Revenue Code that is available to substantially all employees. Under this plan the Company matches one-half of employee contributions up to six percent of eligible payroll. Employees are immediately fully vested for their contributions and vest in the Company contribution ratably over a three-year period. The Company's contribution expense for the years ended December 31, 1997, 1996 and 1995 was $709, $439 and $353, respectively.

13. Litigation

The Company and certain of its officers and directors have been named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York (BARRY HALLET, JR.
V. LI & FUNG, ET AL., Docket No. 95 Civ. 8917). Additional defendants include the managing underwriter of the Company's previous public securities offerings and a former principal stockholder of the Company. The plaintiff in the action alleges that, in violation of the securities laws, the Company and its officers made false and misleading statements concerning the Company's business which artificially inflated the price of the Company's stock and that, as a result, the plaintiff and other putative class members were damaged when they purchased the Company's stock. The Company's motion to dismiss the complaint was denied and a class of purchasers certified. Subsequently, the plaintiff voluntarily dismissed his claims against the managing underwriter, without prejudice. (See
Note 18.)

On or about February 15, 1997, Montague Corporation ("Montague") filed a complaint against the Company in the Middlesex County Superior Court of the Commonwealth of Massachusetts (Civil Action No. 97-00888). The complaint arises out of an alleged distribution agreement ("Agreement") between the Company and Montague's exclusive distributor for the sale of its bicycles in connection with promotional programs in the United States. The complaint alleges that the Company breached the purported Agreement, made negligent misrepresentations concerning its performance of the Agreement and engaged in unfair and deceptive trade practices in violation of Massachusetts General Law Chapter 93A. Montague seeks actual and punitive damages with interest, attorneys' fees and costs. The Company has vigorously defended the action and there has been extensive discovery to date. As a result of court ordered mediation, the parties began settlement discussions which are ongoing. The Company is unable to express an opinion as to the outcome of either the settlement discussions or the litigation.

On February 11, 1993, Simon filed a complaint against Promotional Concept Group, Inc. ("PCG") in the United States District Court for the Central District of California (Case No. SA-CV 93-156 AHS (EEx)). On April 30, 1993, PCG filed its answer, denying liability, as well as its counterclaim against Simon. Simon alleges that PCG materially breached a contract between Simon and PCG dated January 27, 1992 ("Contract"), under which Simon and PCG engaged in a program designed to sell video cassette movies to supermarkets. By its complaint, Simon seeks actual and exemplary damages, as well as an accounting from PCG. PCG denies liability and has counterclaimed alleging, among other things, that Simon wrongfully terminated the Contract, breached the Contract by failing to perform according to the terms of the Contract, engaged in unfair competition in violation of state law, and violated the Lanham Act, 11 U.C.C. ss. 1125. PCG seeks actual and exemplary damages, as well as an accounting from Simon. The Court has under submission certain motions, including a motion by Simon to strike the PCG damages claim, which, if granted would have a material effect on the litigation. Simon has, over the course of a number of months, engaged in settlement discussions with Interpublic Group, Inc., a corporate affiliate of PCG, which is negotiating on behalf of itself and PCG. At this time no acceptable settlement proposal has emerged and the Company is unable to express an opinion as to the outcome of either the settlement or the litigation. If the matter is not settled, trial will be to the court sitting without a jury, and is currently set for July 21, 1998.

The Company is also involved in other litigation and various legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of the above described litigation matters or any other litigation or other legal matters will have a material adverse effect on its financial condition, results of operations or net cash flows.

14. Related Party Transactions

The Company leases production facilities and a portion of its administrative offices under a ten-year operating lease agreement expiring April 19, 1999 from a real estate trust of which one of the Company's officers is a trustee and beneficiary. The agreement provides for annual rent of $354 and for the payment by the Company of all utilities, taxes, insurance and repairs.

The Company leases administrative offices and warehouse facilities under a three-year operating lease agreement expiring December 31, 1999 from a real estate trust of which one of the Company's officers is a trustee and beneficiary. The agreement provides for annual rent of $171 and for the payment by the Company of all utilities, taxes, insurance and repairs.

The Company leases production facilities under a ten-year operating lease agreement which expires April 19, 1999 from a trust of which one of the trustees and beneficiaries is an officer of the Company. The agreement provides for annual rent of $182 and for the payment by the Company of all utilities, taxes, insurance and repairs.

The Company leases warehouse facilities under a fifteen-year operating lease agreement which expires December 31, 2011 from a limited liability company which is owned by two officers of the Company. The agreement provides for annual rent of $462 and for the payment by the Company of all utilities, taxes, insurance and repairs.

A director of the Company is chairman of the executive committee of a corporation which supplies certain promotional products to the Company. Purchases from this corporation amounted to $9,904, $2,064 and $7,974 for the years ended December 31, 1997, 1996 and 1995, respectively. The amounts due to this corporation were $180 and $992 at December 31, 1997 and 1996, respectively.

15.  Significant Customers and Geographical Area Information

A significant percentage of the Company's sales is attributable to a small number of customers. In addition, a significant portion of trade accounts receivable relates to these customers. The following summarizes the concentration of sales and trade receivables for customers with sales in excess of 10% of total sales for any of the years ended December 31, 1997, 1996 and 1995, respectively:

                       % of Sales                % of Trade Receivables
                 ----------------------          ----------------------
                 1997      1996    1995          1997     1996     1995
                 ----      ----    ----          ----     ----     ----
Company A         16        30      57            12       19       42
Company B          2        10      11             1        6       11
Company C         21        38       2            15       57        6
Company D         36        --      --            40       --       --

The Company conducts its promotional marketing business on a global basis. The following summarizes the Company's operations in different geographical areas for the years ended December 31, 1997, 1996 and 1995, respectively:

                          United                Other
1997                      States     Europe    Foreign   Eliminations   Consolidated
----                     --------   --------   -------   ------------   ------------

Sales to unaffiliated
  customers              $412,142   $107,874   $38,607     $     --       $558,623

Transfers between
  geographical areas        2,403      1,654     9,268      (13,325)            --
                         ---------------------------------------------------------

                         $414,545   $109,528   $47,875     $(13,325)      $558,623
                         =========================================================

Operating income (loss)  $  4,590   $    700   $ 4,000     $   (148)      $  9,142
                         =========================================================

Identifiable assets at
  December 31, 1997      $268,690   $ 49,630   $30,140     $(34,615)      $313,845
                         =========================================================


                          United                Other
1996                      States     Europe    Foreign   Eliminations   Consolidated
----                     --------   --------   -------   ------------   ------------

Sales to unaffiliated
  customers              $234,158   $  8,877   $ 7,866    $      --       $250,901

Transfers between
  geographical areas           --         --     3,826       (3,826)            --
                         ---------------------------------------------------------

                         $234,158   $  8,877   $11,692     $ (3,826)      $250,901
                         =========================================================

Operating income (loss)  $   (125)  $ (1,031)  $ 1,107     $     --       $    (49)
                         =========================================================

Identifiable assets at
  December 31, 1996      $191,154   $  4,279   $ 8,266     $(13,460)      $190,239
                         =========================================================


                          United                Other
1995                      States     Europe    Foreign   Eliminations   Consolidated
----                     --------   --------   -------   ------------   ------------

Sales to unaffiliated
  customers              $134,294   $  1,548   $    --     $     --       $135,842

Transfers between
  geographical areas           50         --     3,674       (3,724)            --
                         ---------------------------------------------------------

                         $134,344   $  1,548   $ 3,674     $ (3,724)      $135,842
                         =========================================================

Operating income (loss)  $ (7,136)  $   (411)  $ 1,274     $     --       $ (6,273)
                         =========================================================

Identifiable assets at
  December 31, 1995      $135,722   $    652   $ 2,661     $ (1,437)      $137,598
                         =========================================================

Transfers between the geographic areas represent intercompany revenues which are accounted for based on established sales prices between the related companies.

16.  Earnings Per Share Disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by SFAS 128:

                                                                 For the Years Ended December 31,
                                        1997                                  1996                              1995
                             --------------------------------    --------------------------------   -------------------------------
                              Income     Shares   Per-Share      Income     Shares   Per-Share    Income    Shares    Per-Share
                           (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount  (Numerator)(Denominator) Amount
                           --------------------------------   --------------------------------  -------------------------------
Basic EPS:
Income (loss) available to
  common stockholders        $3,236     12,592,333    $0.26         $438     10,768,147   $0.04   $(2,338)  10,719,761   $(0.22)
                                                      =====                               =====                          =======
 Effect of Dilutive
  Securities:
Common stock equivalents                    95,835                              140,482                             --
Contingently and
  non-contingently
  issuable shares related
  to acquired companies                    336,406                                   --                             --
                                        ----------                           -----------                    ----------

Diluted EPS:
Income (loss) available to
  common stockholders and
  assumed conversions        $3,236     13,024,574    $0.25         $438     10,908,629   $0.04   $(2,338)  10,719,761   $(0.22)
                             =====================    =====         ===================   =====   ====================   =======

For the year ended December 31, 1995, 26,428 of common stock equivalents were not included in the computation of diluted EPS because to do so would have been antidilutive.

17. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1997 and 1996, respectively:

                                                         First        Second         Third       Fourth
                                                         Quarter      Quarter        Quarter     Quarter
1997                                                     -------      -------        -------     --------
----
Net sales                                               $97,188       $106,567       $170,813      $184,055
Gross profit                                             16,865         19,873         31,334        35,023
Net  income                                               2,243            624            124           245
Earnings per common share - basic and diluted              0.21           0.05           0.01          0.02

1996
----
Net sales                                               $65,101        $44,144        $55,556       $86,100
Gross profit                                             10,734          6,864          8,378        11,010
Net  income (loss)                                        1,624           (974)          (524)          312
Earnings (loss) per common share - basic and diluted       0.15          (0.09)         (0.05)         0.03

18.  Subsequent Events

On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. The Company intends to consolidate certain operating facilities, discontinue certain divisions of its apparel business and eliminate approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions will affect the screen printing and embroidery business in Gloucester, Massachusetts. The Company estimates that a pre-tax charge of approximately $12 to $15 million will be recorded in the first quarter of 1998. The charge will consist of asset write-downs, employee termination costs, lease cancellations and other related exit costs.

In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which will be used for general corporate purposes.

The Company and certain of its officers and directors have been named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York (BARRY HALLET, JR.
V. LI & FUNG, ET AL., Docket No. 95 Civ. 8917). On March 4, 1998, with the assistance of a professional mediator, all parties to the litigation reached an agreement in principle to settle the case. The agreement is subject to preparation of definitive settlement documents mutually agreeable to the parties and preliminary and final approval, after notice to class members, by the Federal District Court. The agreement in principle calls for a cash contribution by the Company of $4 million; other parties and various insurance carriers will also be contributing to the contemplated settlement. In the opinion of management, after consideration of amounts accrued, this settlement will not have a material adverse effect on the Company's financial condition, results of operations or net cash flows.

                                   CYRK, INC.

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                      ADDITIONS
                                      CHARGED to                     DEDUCTIONS
ACCOUNTS RECEIVABLE, BALANCE AT       COSTS AND                  (CHARGED AGAINST  BALANCE AT
ALLOWANCE FOR        BEGINNING        EXPENSES        OTHER           ACCOUNTS        END
DOUBTFUL ACCOUNTS    OF PERIOD   (BAD DEBT EXPENSES)  ADDITIONS     RECEIVABLE)    OF PERIOD
-------------------  ----------  -------------------  ---------  ---------------   ----------
    1997              $3,191             $390          $358(1)        $138            $3,801
    1996               3,039              152            --             --             3,191
    1995               3,102              120            --            183             3,039


(1) Represents addition to reserve as a result of acquired companies.



DEFERRED INCOME                       ADDITIONS
TAX ASSET            BALANCE AT       CHARGED to                                   BALANCE AT
VALUATION            BEGINNING        COSTS AND       OTHER                           END
ALLOWANCE            OF PERIOD        EXPENSES        ADDITIONS     DEDUCTIONS     OF PERIOD
--------------       ----------      -----------      ---------    -----------     ----------
    1997              $   --            $  --         $8,193(2)       $  --          $8,193



(2) Represents addition to reserve as a result of an acquisition.