Form 10-Q
period 1998-03-31
CYRK INC
filed 1998-05-15
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

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


                                 (978) 283-5800
              (Registrant's telephone number, including area code)

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

At April 30, 1998, 14,734,326 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                       PAGE NUMBER

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997                      3

                  Consolidated Statements of Operations - For the
                  three months ended March 31, 1998 and 1997                4

                  Consolidated Statements of Comprehensive Income -
                  For the three months ended March 31, 1998 and 1997        5

                  Consolidated Statements of Cash Flows - For the
                  three months ended March 31, 1998 and 1997                6

                  Notes to Consolidated Financial Statements              7-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9-11

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                        12

         Item 6.  Exhibits and Reports on Form 8-K                         12


         SIGNATURES                                                        13

                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                             March 31, 1998    December 31, 1997
                                                                             --------------    -----------------

                                     ASSETS


Current assets:
  Cash and cash equivalents                                                     $ 61,148            $ 42,513
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $3,782
     at March 31, 1998 and $3,801 at December 31, 1997                            87,281              95,388
   Officers, stockholders and related parties                                        233                 228
  Inventories                                                                     72,075              46,317
  Prepaid expenses and other current assets                                        9,462              10,649
  Deferred and refundable income taxes                                            12,055               9,746
                                                                                --------            --------
     Total current assets                                                        242,254             204,841
Property and equipment, net                                                       16,367              16,268
Excess of cost over net assets acquired, net                                      76,264              77,483
Investments in and advances to affiliates                                          8,411               9,506
Other assets                                                                       5,990               5,747
                                                                                --------            --------
                                                                                $349,286            $313,845
                                                                                ========            ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                         $ 25,099            $ 20,826
  Accounts payable:
   Trade                                                                          60,776              57,690
   Affiliates                                                                        155                 180
  Accrued expenses and other current liabilities                                  78,608              64,831
  Accrued restructuring expenses                                                  13,922                  --
                                                                                --------            --------
     Total current liabilities                                                   178,560             143,527
Long-term obligations                                                              9,547               9,611
Deferred income taxes                                                                704                 704
                                                                                --------            --------
     Total liabilities                                                           188,811             153,842
                                                                                --------            --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued           --                  --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     14,725,326 shares issued and outstanding at March 31, 1998 and
     13,688,038 shares issued and outstanding at December 31, 1997                   147                 137
  Additional paid-in capital                                                     130,424             119,840
  Retained earnings                                                               30,758              40,609
  Accumulated other comprehensive income:
     Cumulative translation adjustment                                              (854)               (583)
                                                                                --------            --------
Total stockholders' equity                                                       160,475             160,003
                                                                                --------            --------

                                                                                $349,286            $313,845
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

                                   CYRK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                For the three months
                                                            ---------------------------
                                                                   ended March 31,
                                                            ---------------------------
                                                              1998                1997
                                                            --------            -------

Net sales                                                   $169,142            $97,188
Cost of sales                                                138,834             80,323
                                                            --------            -------
Gross profit                                                  30,308             16,865

Selling, general and administrative expenses                  30,234             11,136
Goodwill amortization expense                                    818                121
Restructuring expense                                         15,486                  -
                                                            --------            -------
Operating income (loss)                                      (16,230)             5,608

Interest income                                                 (566)              (861)
Interest expense                                                 614                555
Equity in loss of affiliates, net                                419                307
                                                            --------            -------
Income (loss) before income taxes                            (16,697)             5,607
Income tax provision (benefit)                                (6,846)             3,364
                                                            --------            -------

Net income (loss)                                           $ (9,851)           $ 2,243
                                                            ========            =======


Earnings (loss) per common share - basic                    $  (0.69)           $  0.21
                                                            ========            =======

Earnings (loss) per common share - diluted                  $  (0.69)           $  0.21
                                                            ========            =======

Weighted average shares outstanding - basic                   14,310             10,807
                                                            ========            =======

Weighted average shares outstanding - diluted                 14,310             10,912
                                                            ========            =======



   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                For the three months
                                                            ---------------------------
                                                                   ended March 31,
                                                            ---------------------------
                                                              1998                1997
                                                            --------            -------

Net income (loss)                                           $ (9,851)           $ 2,243
                                                            --------            -------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                      (271)                77
  Unrealized holding gains arising during period                   -                 31
                                                            --------            -------
Other comprehensive income (loss), before tax                   (271)               108

Income tax expense (benefit) related to items of
  other comprehensive income (loss)                             (111)                65
                                                            --------            -------
Other Comprehensive income (loss), net of tax                   (160)                43
                                                            --------            -------
Comprehensive income (loss)                                 $(10,011)           $ 2,286
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

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              For the three months
                                                                         --------------------------------
                                                                                  ended March 31,
                                                                         --------------------------------
                                                                           1998                    1997
                                                                         --------                --------
Cash flows from operating activities:
   Net income (loss)                                                     $ (9,851)               $ 2,243
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                       2,253                    817
        Realized loss (gain) on sale of investments                          (215)                    28
        Provision for doubtful accounts                                       271                     30
        Equity in loss of affiliates                                          634                    307
        Increase (decrease) in cash from changes
          in working capital items:
            Accounts receivable                                             7,780                 12,021
            Inventories                                                   (25,777)                19,396
            Prepaid expenses and other current assets                       1,178                    755
            Refundable income taxes                                        (2,309)                     -
            Accounts payable                                                3,046                 (2,355)
            Accrued expenses and other current liabilities                 27,523                    690
                                                                         --------                -------
Net cash provided by operating activities                                   4,533                 33,932
                                                                         --------                -------

Cash flows from investing activities:
   Purchase of property and equipment                                      (1,543)                (1,121)
   Repayments from affiliates, net                                            676                    492
   Purchase of investments                                                      -                 (3,337)
   Proceeds from sale of investments                                          529                  4,009
   Other, net                                                                (371)                  (211)
                                                                         --------                -------
Net cash used in investing activities                                        (709)                  (168)
                                                                         --------                -------

Cash flows from financing activities:
   Proceeds from (repayments of) short-term borrowings, net                 4,273                 (3,946)
   Decrease in long-term obligations                                          (64)                     -
   Proceeds from issuance of common stock                                  10,594                    221
                                                                         --------                -------

Net cash provided by (used in) financing activities                        14,803                 (3,725)
                                                                         --------                -------
Effect of exchange rate changes on cash                                         8                     (3)
                                                                         --------                -------
Net increase in cash and cash equivalents                                  18,635                 30,036
Cash and cash equivalents, beginning of year                               42,513                 44,224
                                                                         --------                -------
Cash and cash equivalents, end of period                                 $ 61,148                $74,260
                                                                         ========                =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                            $    509                $   449
                                                                         ========                =======
     Income taxes                                                        $  1,350                $ 1,947
                                                                         ========                =======



    The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

     The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   Inventories

     Inventories consist of the following (in thousands):

                                      March 31, 1998        December 31, 1997
                                      --------------        -----------------
          Raw materials                   $17,332                $10,807
          Work in process                  15,554                  5,033
          Finished goods                   39,189                 30,477
                                           ------                -------
                                          $72,075                $46,317
                                          =======                =======

3.   Short-Term Borrowings

     At March 31, 1998, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $14.6 million. Such letters of credit expire at various dates through June 1998. As of March 31, 1998, the Company was in violation of certain financial covenants associated with its primary domestic line of credit which have been waived by the bank.

4.   Private Placement

     In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which will be used for general corporate purposes.

5.   Restructuring

     On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. The Company intends to consolidate certain operating facilities, discontinue certain divisions of its apparel business and eliminate approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions will affect the screen printing and embroidery business in Gloucester, Massachusetts. As of March 31, 1998, approximately 55% of anticipated employee terminations have occurred. In the first quarter of 1998 the Company has recorded a charge to operations of $15.5 million primarily related to asset write-downs ($11.3 million), employee termination costs ($2.8 million), lease cancellations ($1.1 million) and other related exit costs ($.3 million). This charge has had the effect of reducing after tax earnings by $9.1 million or $0.64 per share. The Company anticipates the restructuring will be completed during 1998 and once completed is expected to yield annualized cost savings of $9 to $12 million. A summary of activity in the restructuring accrual is as follows (in thousands):

                 Balance at January 1, 1998                  $    --
                 Restructuring provision                      15,486
                 Employee termination costs
                   and other cash payments                      (928)
                 Non-cash asset write-downs                     (636)
                                                             -------
                 Balance at March 31, 1998                   $13,922
                                                             =======

6.   Income Taxes

     The effective tax rate for the quarter ended March 31, 1998 was 41% as compared to an effective tax rate of 60% for the year ended December 31, 1997. The effective rate of 41% represents the estimated federal and state tax benefit expected to be realized as a result of the restructuring charge recorded in the current quarter.

7.   Litigation

     The Company and certain of its officers and directors were named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York ( Barry Hallet, Jr. v. Li & Fung, et al., Docket No. 95 Civ. 8917). On March 4, 1998, with the assistance of a professional mediator, all parties to the litigation reached an agreement to settle the case. The settlement agreement has been preliminarily approved by the Federal District Court and notice of the settlement agreement has been distributed to all class members. A hearing on the final approval has been scheduled by the Court for June 26, 1998. The settlement agreement called for a cash contribution by the Company of $4.0 million into escrow on April 7, 1998; other parties and various insurance carriers have also contributed to the settlement. In the opinion of management, after consideration of amounts accrued, this settlement does not have a material adverse effect on the Company's financial condition or results of operations.



8.   Earnings Per Share Disclosure

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):

                                                                 For the Quarters Ended March 31,
                                                         1998                                         1997
                                       ---------------------------------------     ----------------------------------------
                                          Income        Shares       Per Share        Income         Shares       Per Share
                                       (Numerator)   (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                                       ---------------------------------------     ----------------------------------------
Basic EPS:
Income (loss) available to
  common stockholders                    $(9,851)     14,310,300      $(0.69)         $2,243        10,807,401      $0.21
                                                                      ======                                        =====
Effect of Dilutive Securities:
Common stock equivalents                                      --                                       104,200
                                         -----------------------                      ------------------------

Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                            $(9,851)     14,310,300      $(0.69)         $2,243         10,911,601     $0.21
                                         =======================      ======          =========================     =====

     For the quarter ended March 31, 1998, 638,345 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

9.   New Accounting Standards

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three month period ended March 31, 1998 as compared to the same period in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.3 to the Company's 1997 Annual Report on Form 10-K which is incorporated herein by reference.

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

Historically, the Company's business has been heavily concentrated with two customers, Philip Morris Incorporated ("Philip Morris") and Pepsi-Cola Company ("Pepsi"). Purchases of promotional products by Philip Morris and Pepsi in 1997 accounted for 16% and 21% of net sales, respectively. Net sales to Philip Morris and Pepsi accounted for 11% and 3%, respectively, of total net sales in the first three months of 1998.

As a part of its continuing effort to diversify its customer base and broaden its capability, the Company completed the acquisition of two providers of promotional services and products during the second quarter of 1997. These transactions were completed through mergers of these providers with and into wholly-owned subsidiaries of the Company. On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Monroe, Washington provider of custom promotional programs and licensed promotional products. On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles-based global marketing and promotion agency and provider of custom promotional products. Simon's business is heavily concentrated with McDonald's Corporation ("McDonald's"). Net sales to McDonald's accounted for 36% of the Company's total net sales in 1997 and 58% of the Company's total net sales for the first quarter of 1998.

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

While the Company has been seeking new major promotional customers in an effort to replace the 1997 Pepsi revenues of $117.1 million, it is very unlikely that sales to new customers, or increased sales to existing customers, in 1998 will materially reduce the revenue shortfall caused by the termination of the Pepsi agreements. Therefore, while the restructuring described below will help mitigate the impact of the loss of Pepsi revenues on 1998 earnings, the Company expects to report operating losses for the balance of the year.

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

At March 31, 1998, the Company had written purchase orders for $301.9 million as compared to $51.3 million at March 31, 1997. The comparative increase in the Company's backlog is the result of the Simon and Tonkin acquisitions. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings.

CORPORATE RESTRUCTURING

On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. The Company intends to consolidate certain operating facilities, discontinue certain divisions of its apparel business and eliminate approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions will affect the screen printing and embroidery business in Gloucester, Massachusetts. In the first quarter of 1998 the Company has recorded a charge to operations of $15.5 million for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. The Company anticipates the restructuring will be completed during 1998 and once completed is expected to yield annulized cost savings of $9 to $12 million. See notes to consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net sales increased $71.9 million, or 74%, to $169.1 million in the first quarter ended March 31, 1998 from $97.2 million in the first quarter of 1997. The increase in net sales was primarily attributable to revenues associated with Simon and Tonkin. Promotional product sales in the first quarter of 1998 totaled $163.4 million, or an increase of 89%, as compared to $86.6 million in the first quarter of 1997. Net sales related to the Company's private label and Cyrk brand business in the first quarter of 1998 totaled $5.8 million, or a decrease of 46%, as compared to $10.6 million in the first quarter of 1997. This comparative decrease in sales of the Company's private label and Cyrk brand business is a direct result of the Company's strategy to focus on its core business in the promotional marketing industry.

Gross profit increased $13.4 million, or 80%, to $30.3 million in the first quarter of 1998 from $16.9 million in the first quarter of 1997. As a percentage of net sales, the first quarter gross profit increased to 17.9% in 1998 from 17.4% in 1997. This increase was due principally to more favorable margins associated with the Company's diversified customer base and the increased sales mix in the promotional industry segments characterized by higher gross margins.

Selling, general and administrative expenses totaled $31.1 million at March 31, 1998 as compared to $11.3 million in the first quarter of 1997. As a percentage of net sales, selling, general and administrative costs totaled 18.4% as compared to 11.6% in the first quarter of 1997. The Company's increased spending was primarily attributable to its expanded global sales and operations.

In connection with its February 1998 announcement to restructure worldwide operations, the Company recorded a restructuring charge of $15.5 million attributable to asset write-downs, employee termination costs, lease cancellations and other related exit costs. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1998 was $63.7 million compared to $61.3 million at December 31, 1997. The primary sources of cash provided by operations were principally related to a decrease in accounts receivable and an increase in accrued expenses (of which $13.9 million is related to the first quarter restructuring charge) totaling $35.3 million, which was partially offset by an increase in inventory of $25.8 million. Trade accounts receivable declined to $87.3 million at March 31, 1998 from $95.4 million at December 31, 1997, primarily as a result of reduced sales in the first quarter of 1998 compared to the fourth quarter of 1997. The increase in inventories was primarily due to a higher level of inventory purchases related to promotional customer orders.

Net cash used in investing activities was $.7 million, which was primarily attributable to $1.5 million for purchases of property and equipment, which were partially offset by $.7 of repayments of advances from an affiliate. In the first quarter of 1997, net cash used by investing activities was $.2 million, which included $1.1 million for additions to property and equipment, which was partially offset by $.7 million of net sales of investments.

The Company expects to make cash payments of approximately $4.0 million for employee termination costs, lease buyouts and other exit costs associated with its plan to restructure its operations.

In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which will be used for general corporate purposes.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public sales of common stock, bank borrowings and capital equipment leases. Such cash requirements for 1997 were provided principally by operating activities, and principally by financing and operating activities for 1998 to date.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in May
1998. As of March 31, 1998, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $104.2 million, of which $24.8 million of short-term borrowings and $15.1 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company.

OUTLOOK: ISSUES AND UNCERTAINTIES

Management believes that the Company's existing cash position, credit facilities, and its ability to obtain additional financing, combined with internally generated cash flow, as well as the anticipated proceeds in the second half of the year from the sale of an equity investment, will satisfy its liquidity and capital needs through the end of 1998. However, the likelihood of operating losses for the balance of the year will exert increasing pressure on its existing cash position. In the event of sustained operating losses, the Company will incur increasing difficulty in renewing existing credit facilities, or obtaining additional financing. The Company may seek additional equity financing during the next twelve months. However, there can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company and certain of its officers and directors were named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York ( BARRY HALLET, JR. v. LI & FUNG, et al., Docket No. 95 Civ. 8917). On March 4, 1998, with the assistance of a professional mediator, all parties to the litigation reached an agreement to settle the case. The settlement agreement has been preliminarily approved by the Federal District Court and notice of the settlement agreement has been distributed to all class members. A hearing on the final approval has been scheduled by the Court for June 26, 1998. The settlement agreement called for a cash contribution by the Company of $4.0 million into escrow on April 7, 1998; other parties and various insurance carriers have also contributed to the settlement. In the opinion of management, after consideration of amounts accrued, this settlement does not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 1998                 CYRK, INC.


                                    /s/ Dominic F. Mammola
                                    -----------------------------------------
                                    Dominic F. Mammola
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (duly authorized officer and  principal
                                    financial and accounting officer)