Form 10-Q
period 1998-06-30
CYRK INC
filed 1998-08-13
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________


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

Yes  [X]       No [ ]


At July 31, 1998, 15,011,616 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                      PAGE NUMBER


          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets -
                   June 30, 1998 and December 31, 1997                         3

                   Consolidated Statements of Operations -
                   For the three and six months ended
                   June 30, 1998 and 1997                                      4

                   Consolidated Statements of Comprehensive Income -
                   For the three and six months ended
                   June 30, 1998 and 1997                                      5

                   Consolidated Statements of Cash Flows -
                   For the six months ended June 30, 1998
                   and 1997                                                    6

                   Notes to Consolidated Financial Statements                7-9


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           10-12


PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                          13

          Item 4.  Submission of Matters to a Vote of Security Holders        13

          Item 6.  Exhibits and Reports on Form 8-K                           13


          SIGNATURES                                                          14

                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                              June 30, 1998   December 31, 1997
                                                              -------------   -----------------

ASSETS
Current assets:
  Cash and cash equivalents                                     $  45,281         $  42,513
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $2,150
     at June 30, 1998 and $3,801 at December 31, 1997              94,842            95,388
   Officers, stockholders and related parties                         238               228
  Inventories                                                      45,219            46,317
  Prepaid expenses and other current assets                         7,475            10,649
  Deferred and refundable income taxes                             12,715             9,746
                                                                ---------         ---------
     Total current assets                                         205,770           204,841
Property and equipment, net                                        14,988            16,268
Excess of cost over net assets acquired, net                       78,987            77,483
Investments in and advances to affiliates                           3,601             9,506
Other assets                                                        6,282             5,747
                                                                =========         =========
                                                                $ 309,628         $ 313,845
                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                         $  22,022         $  20,826
  Accounts payable:
   Trade                                                           46,286            57,690
   Affiliates                                                       1,483               180
  Accrued expenses and other current liabilities                   64,063            64,831
  Accrued restructuring expenses                                    4,506                --
                                                                ---------         ---------
     Total current liabilities                                    138,360           143,527
Long-term obligations                                               7,324             9,611
Deferred income taxes                                                 704               704
                                                                ---------         ---------
     Total liabilities                                            146,388           153,842
                                                                ---------         ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none issued                                           --                --
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 14,965,343 shares issued and
     outstanding at June 30, 1998 and 13,688,038 shares
     issued and outstanding at December 31, 1997                      150               137
  Additional paid-in capital                                      133,683           119,840
  Retained earnings                                                30,343            40,609
  Accumulated other comprehensive income:
     Cumulative translation adjustment                               (936)             (583)
                                                                ---------         ---------
Total stockholders' equity                                        163,240           160,003
                                                                ---------         ---------

                                                                $ 309,628         $ 313,845
                                                                =========         =========



The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                     For the three months          For the six months
                                                         ended June 30,               ended June 30,
                                                   -----------------------       -----------------------
                                                     1998           1997           1998           1997
                                                   --------       --------       --------       --------

Net sales                                          $212,609       $106,567       $381,751       $203,755
Cost of sales                                       180,810         86,694        319,644        167,017
                                                   --------       --------       --------       --------
Gross profit                                         31,799         19,873         62,107         36,738

Selling, general and administrative expenses         31,164         17,769         61,398         28,905
Goodwill amortization expense                           821            454          1,639            575
Restructuring expense                                    --             --         15,486             --
                                                   --------       --------       --------       --------
Operating income (loss)                                (186)         1,650        (16,416)         7,258

Interest income                                        (671)          (803)        (1,237)        (1,663)
Interest expense                                        635            584          1,249          1,138
Equity in loss of affiliates, net                       489            309            908            616
                                                   --------       --------       --------       --------
Income (loss) before income taxes                      (639)         1,560        (17,336)         7,167
Income tax provision (benefit)                         (224)           936         (7,070)         4,300
                                                   ========       ========       ========       ========
Net income (loss)                                  $   (415)      $    624       $(10,266)      $  2,867
                                                   ========       ========       ========       ========

Earnings (loss) per common share - basic           $  (0.03)      $   0.05       $  (0.70)      $   0.25
                                                   ========       ========       ========       ========

Earnings (loss) per common share - diluted         $  (0.03)      $   0.05       $  (0.70)      $   0.25
                                                   ========       ========       ========       ========

Weighted average shares outstanding - basic          14,853         12,200         14,582         11,503
                                                   ========       ========       ========       ========

Weighted average shares outstanding - diluted        14,853         12,438         14,582         11,675
                                                   ========       ========       ========       ========










The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                      For the three months       For the six months
                                                         ended June 30,             ended June 30,
                                                      --------------------       ------------------
                                                      1998            1997         1998        1997
                                                      -----          -----       --------    ------

Net income (loss)                                     $(415)         $ 624       $(10,266)   $2,867
                                                      -----          -----       --------    ------
Other comprehensive income (loss), before
  income taxes:
  Foreign currency translation adjustments              (82)          (188)          (353)     (111)
  Unrealized holding gains arising during period         --             14             --        45
                                                      -----          -----       --------    ------
Other comprehensive loss, before income taxes           (82)          (174)          (353)      (66)
Income tax benefit related to items of
  other comprehensive loss                              (29)          (104)          (140)      (40)
                                                      -----          -----       --------    ------
Other comprehensive loss, net of income taxes           (53)           (70)          (213)      (26)
                                                      -----          -----       --------    ------
Comprehensive income (loss)                           $(468)         $ 554       $(10,479)   $2,841
                                                      =====          =====       ========    ======





The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          For the six months
                                                                            ended June 30,
                                                                       ------------------------
                                                                         1998           1997
                                                                       --------       ---------

Cash flows from operating activities:
   Net income (loss)                                                   $(10,266)      $   2,867
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                     4,380           2,196
        Gain on sale of property and equipment                             (297)            (33)
        Realized loss (gain) on sale of investments                        (215)             27
        Provision for doubtful accounts                                     428              79
        Equity in loss of affiliates                                      1,123             616
        Non-cash restructuring charges                                    9,265              --
        Increase (decrease) in cash from changes
         in working capital items, net of acquisitions:
            Accounts receivable                                              53         (12,840)
            Inventories                                                    (293)         25,744
            Prepaid expenses and other current assets                     3,188             847
            Refundable income taxes                                      (2,969)             --
            Accounts payable                                            (10,087)         (1,185)
            Accrued expenses and other current liabilities                1,792         (12,239)
                                                                       --------       ---------
Net cash provided by (used in) operating activities                      (3.898)          6,079
                                                                       --------       ---------
Cash flows from investing activities:
   Purchase of property and equipment                                    (2,807)         (2,262)
   Proceeds from sale of property and equipment                             814              67
   Acquisitions, net of cash acquired *                                      --         (16,581)
   Repayments from (advances to) affiliates, net                            568            (127)
   Purchase of investments                                                   --          (3,815)
   Proceeds from sale of investments                                        529           4,968
   Additional consideration related to acquisitions                      (1,960)             --
   Other, net                                                              (664)         (2,423)
                                                                       --------       ---------
Net cash used in investing activities                                    (3,520)        (20,173)
                                                                       --------       ---------
Cash flows from financing activities:
   Proceeds from short-term borrowings, net                               1,196              14
   Increase in (payments of) long-term obligations                       (2,287)            249
   Proceeds from issuance of common stock                                11,287             222
                                                                       --------       ---------
Net cash provided by financing activities                                10,196             485
                                                                       --------       ---------
Effect of exchange rate changes on cash                                     (10)            158
                                                                       --------       ---------

Net increase (decrease) in cash and cash equivalents                      2,768         (13,451)
Cash and cash equivalents, beginning of year                             42,513          44,224
                                                                       --------       ---------
Cash and cash equivalents, end of period                               $ 45,281       $  30,773
                                                                       ========       =========

*  Details of acquisitions:
     Fair value of assets acquired                                     $     --       $ 104,257
     Cost in excess of net assets of companies acquired, net                 --          73,162
     Liabilities assumed                                                     --        (107,069)
     Stock issued                                                            --         (32,000)
                                                                       --------       ---------
     Cash paid                                                               --          38,350
     Less:  cash acquired                                                    --         (21,769)
                                                                       ========       =========
     Net cash paid for acquisitions                                    $     --       $  16,581
                                                                       ========       =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest                                                          $  1,090       $     707
                                                                       ========       =========
     Income taxes                                                      $  1,639       $   2,416
                                                                       ========       =========



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

         The operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         Certain prior period amounts have been reclassified to conform with the current period presentation.

2.       Inventories

         Inventories consist of the following (in thousands):

                                       June 30, 1998         December 31, 1997
                                       -------------         -----------------

          Raw materials                   $ 9,765                 $10,807
          Work in process                  10,465                   5,033
          Finished goods                   24,989                  30,477
                                          -------                 -------
                                          $45,219                 $46,317
                                          =======                 =======

3.       Short-Term Borrowings

         At June 30, 1998, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $16.4 million. Such letters of credit expire at various dates through September 1998. As of June 30, 1998, the Company was in violation of certain financial covenants associated with its primary domestic line of credit which have been waived by the bank.

4.       Restructuring

         On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. The Company intends to consolidate certain operating facilities, discontinue certain divisions of its apparel business and eliminate approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions will affect the screen printing and embroidery business in Gloucester, Massachusetts. As of June 30, 1998, approximately 75% of anticipated employee terminations have occurred. In the first quarter of 1998, the Company recorded a charge to operations of $15.5 million primarily related to asset write-downs ($11.3 million), employee termination costs ($2.8 million), lease cancellations ($1.1 million) and other related exit costs ($.3 million). This charge has had the effect of reducing after tax earnings by $9.1 million or $0.64 per share. The Company anticipates the restructuring will be completed during 1998 and once completed is expected to yield annualized cost savings of $9 to $12 million. A summary of activity in the restructuring accrual is as follows (in thousands):


                Balance at January 1, 1998          $    --
                Restructuring provision              15,486
                Employee termination costs
                  and other cash payments            (1,715)
                Non-cash asset write-downs           (9,265)
                                                    -------
                Balance at June 30, 1998            $ 4,506
                                                    =======

5.       Income Taxes

         The effective tax rate for the six months ended June 30, 1998 was 41% as compared to an effective tax rate of 60% for the year ended December 31, 1997. The effective rate of 41% represents the estimated federal and state tax benefit expected to be realized primarily as a result of the restructuring charge recorded in the first quarter.

6.       Litigation

         The Company and certain of its officers and directors were named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York (BARRY HALLETT, JR. V. LI & FUNG, ET AL., Docket No. 95 Civ. 8917). On March 4, 1998, with the assistance of a professional mediator, all parties to the litigation reached an agreement to settle the case which was approved by the Federal District Court on June 26, 1998. The settlement agreement called for a cash contribution by the Company of $4.0 million; other parties and various insurance carriers have also contributed to the settlement. In the opinion of management, after consideration of amounts accrued, this settlement will not have a material adverse effect on the Company's financial condition or results of operations.

         On February 11, 1993, Simon Marketing, Inc. ("Simon"), a wholly-owned subsidiary of the Company, filed a complaint against Promotional Concept Group, Inc. ("PCG") in the United States District Court for the Central District of California (Case No. SA-CV 93-156 AHS (EEx)). On April 30, 1993, PCG filed its answer, denying liability, as well as its counterclaim against Simon. On June 30, 1998, Simon and PCG entered into a settlement agreement and, subsequently, entered a dismissal of the lawsuit with the court. As part of settling this preacquisition contingency of Simon, the Company made an upfront payment of $.6 million to a third party, Interpublic Group of Companies, Inc. ("IPG"). The Company also agreed to pay IPG a total of $2.9 million in additional consideration, comprised of warrants to purchase 200,000 shares of the Company's common stock and cash based on the difference between $2.9 million, certain amounts received by IPG under a separate business arrangement with the Company, and the value of the warrant shares as of different measurement dates. In the opinion of management, this settlement will not have a material adverse effect on the Company's financial condition or results of operations.

7.       Earnings Per Share Disclosure

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):

                                                                 For the Quarters Ended June 30,
                                         ---------------------------------------------------------------------------------
                                                        1998                                          1997
                                         --------------------------------------      -------------------------------------
                                           Income          Shares     Per Share        Income        Shares      Per Share
                                         (Numerator)   (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                                         -----------   -------------  ---------      -----------  -------------  ---------

Basic EPS:
Income (loss) available to
  common stockholders                        $(415)      14,853,076     $(0.03)         $624       12,199,500      $0.05
                                                                        ======                                     =====
Effect of Dilutive Securities:
Common stock equivalents                                         --                                   127,136

Contingently and non-contingently
  issuable shares                                                --                                   110,966
                                             -----       ----------                     ----       ----------
Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                                $(415)      14,853,076    $(0.03)          $624       12,437,602      $0.05
                                             =====       ==========    ======           ====       ==========      =====


         For the quarter ended June 30, 1998, 981,114 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                                 For the Six Months Ended June 30,
                                         ---------------------------------------------------------------------------------
                                                        1998                                          1997
                                         --------------------------------------      -------------------------------------
                                           Income          Shares     Per Share        Income        Shares      Per Share
                                         (Numerator)   (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                                         -----------   -------------  ---------      -----------  -------------  ---------
Basic EPS:
Income (loss) available to
  common stockholders                     $(10,266)      14,581,688    $(0.70)        $2,867       11,503,451      $0.25
                                                                       ======                                      =====
Effect of Dilutive Securities:
Common stock equivalents                                         --                                   115,669

Contingently and non-contingently
  issuable shares                                                --                                    55,483
                                          ---------      ----------                   ------       ----------
Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                             $(10,266)      14,581,688    $(0.70)        $2,867       11,674,603      $0.25
                                          ========       ==========    ======         ======       ==========      =====



         For the six months ended June 30, 1998, 809,730 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

8.       New Accounting Standards

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

9.       Inpact of the Year 2000 Issue

         The Company has made an initial review of issues related to the Year 2000 and does not expect that it will have a material impact on the Company's business, operations or financial condition. However, the Company could be adversely impacted by the Year 2000 issue if its key customers and suppliers do not address the issue successfully. The Company is addressing these risks in order to reduce the impact on the Company.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 1998 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form-10Q.

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

Historically, the Company's business has been heavily concentrated with two customers, Philip Morris Incorporated ("Philip Morris") and Pepsi-Cola Company ("Pepsi"). Purchases of promotional products by Philip Morris and Pepsi in 1997 accounted for 16% and 21% of net sales, respectively. Net sales to Philip Morris and Pepsi accounted for 9% and 2%, respectively, of total net sales in the first six months of 1998.

As a part of its continuing effort to diversify its customer base and broaden its capability, the Company completed the acquisition of two providers of promotional services and products during the second quarter of 1997. These transactions were completed through mergers of these providers with and into wholly-owned subsidiaries of the Company. On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Monroe, Washington provider of custom promotional programs and licensed promotional products. On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles-based global marketing and promotion agency and provider of custom promotional products. Simon's business is heavily concentrated with McDonald's Corporation ("McDonald's"). Net sales to McDonald's accounted for 36% of the Company's total net sales in 1997 and 60% of the Company's total net sales for the first six months of 1998.

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

While the Company has been seeking new major promotional customers in an effort to replace the 1997 Pepsi revenues of $117.1 million, it is very unlikely that sales to new customers, or increased sales to existing customers, in 1998 will materially reduce the revenue shortfall caused by the termination of the Pepsi agreements. Therefore, while the restructuring described below will help mitigate the impact of the loss of Pepsi revenues on 1998 earnings, the Company expects to report operating losses for the year.

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

At June 30, 1998, the Company had written purchase orders for $242.5 million as compared to $210.1 million at June 30, 1997. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings.

CORPORATE RESTRUCTURING

On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. The Company intends to consolidate certain operating facilities, discontinue certain divisions of its apparel business and eliminate approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions will affect the screen printing and embroidery business in Gloucester, Massachusetts. In the first quarter of 1998 the Company recorded a charge to operations of $15.5 million for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. The Company anticipates the restructuring will be completed during 1998 and once completed is expected to yield annualized cost savings of $9 to $12 million. See notes to consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net sales increased $106.0 million, or 100%, to $212.6 million in the second quarter ended June 30, 1998 from $106.6 million in the second quarter of 1997. The increase in net sales was primarily attributable to revenues associated with Simon. Promotional product sales accounted for substantially all of the Company's revenue in the second quarter of 1998 as compared to $96.4 million in the second quarter of 1997. Net sales related to the Company's private label and Cyrk brand business in the second quarter of 1998 were minimal as compared to $10.2 million in the second quarter of 1997 which reflects the Company's strategy to focus on its core business in the promotional marketing industry.

Gross profit increased $11.9 million, or 60%, to $31.8 million in the second quarter of 1998 from $19.9 million in the second quarter of 1997. As a percentage of net sales, the second quarter gross profit decreased to 15.0% in 1998 from 18.6% in 1997. This decrease was primarily the result of a concentration of sales volume and lower margins associated with the large promotional programs.

Selling, general and administrative expenses totaled $32.0 million in the second quarter of 1998 as compared to $18.2 million in the second quarter of 1997. As a percentage of net sales, selling, general and administrative costs totaled 15.0% as compared to 17.1% in the second quarter of 1997. The Company's increased spending was primarily attributable to its expanded global sales and operations associated with its 1997 acquisitions.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net sales increased $178.0 million, or 87%, to $381.8 million in the first six months of 1998 from $203.8 million in the first six months of 1997. The increase in net sales was primarily attributable to revenues associated with Simon and Tonkin. Promotional product sales accounted for substantially all of the Company's revenue in the first six months of 1998 as compared to $183.0 million in the first six months of 1997. Net sales related to the Company's private label and Cyrk brand business in the first six months of 1998 were minimal as compared to $20.8 million in the first six months of 1997 which reflects the Company's strategy to focus on its core business in the promotional marketing industry.

Gross profit increased $25.4 million, or 69%, to $62.1 million in the first six months of 1998 from $36.7 million in the first six months of 1997. As a percentage of net sales, gross profit decreased to 16.3% in 1998 from 18.0% in 1997. This decrease was primarily the result of a concentration of sales volume and lower margins associated with the large promotional programs.

Selling, general and administrative expenses totaled $63.0 million in the first six months of 1998 as compared to $29.5 million in the first six months of 1997. As a percentage of net sales, selling, general and administrative costs totaled 16.5% as compared to 14.5% in the first six months of 1997. The Company's increased spending was primarily attributable to its expanded global sales and operations associated with its 1997 acquisitions.

In connection with its February 1998 announcement to restructure worldwide operations, the Company recorded a restructuring charge of $15.5 million attributable to asset write-downs, employee termination costs, lease cancellations and other related exit costs. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1998 was $67.4 million compared to $61.3 million at December 31, 1997. Net cash used in operating activities during the first six months of 1998 was $3.9 million, due principally to a $10.3 million net loss and a $10.1 million decrease in accounts payable which were partially offset by $9.3 million of non-cash asset write-downs related to the restructuring, $4.4 million of depreciation and amortization expense and $3.2 million of prepaid expenses and other current assets.

Net cash used in investing activities was $3.5 million, which was primarily attributable to $2.8 million for purchases of property and equipment and an increase of $2.0 million in intangible assets. In the first six months of 1997, net cash used by investing activities was $20.2 million which was primarily attributable to $16.6 million of net cash used to acquire Simon and Tonkin in the second quarter of 1997.

The Company currently expects to make cash payments totaling approximately
$2.5 million for employee termination costs, lease buyouts and other exit costs associated with its plan to restructure its operations, of which $1.7 million has been paid as of June 30, 1998.

In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which will be used for general corporate purposes.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public sales of common stock, bank borrowings and capital equipment leases. Such cash requirements for 1997 were provided principally by operating activities, and principally by financing activities for 1998 to date.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in September 1998. As of June 30, 1998, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $111.2 million, of which $21.7 million of short-term borrowings and $17.2 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company.

OUTLOOK:  ISSUES AND UNCERTAINTIES

Management believes that the Company's existing cash position, credit facilities, and its ability to obtain additional financing, combined with internally generated cash flow, as well as the anticipated proceeds in the second half of the year from the sale of an equity investment, will satisfy its liquidity and capital needs through the end of 1998. However, the likelihood of operating losses for the year will exert increased pressure on the Company's existing cash position. In the event of sustained operating losses, the Company will incur increasing difficulty in renewing existing credit facilities, or obtaining additional financing. The Company may seek additional equity financing during the next twelve months. However, there can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its officers and directors were named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York (Barry Hallett, Jr. v. Li & Fung, et al., Docket No. 95 Civ. 8917). On March 4, 1998, with the assistance of a professional mediator, all parties to the litigation reached an agreement to settle the case which was approved by the Federal District Court on June 26, 1998. The settlement agreement called for a cash contribution by the Company of $4.0 million; other parties and various insurance carriers have also contributed to the settlement. In the opinion of management, after consideration of amounts accrued, this settlement will not have a material adverse effect on the Company's financial condition or results of operations.

On February 11, 1993, Simon filed a complaint against Promotional Concept Group, Inc. ("PCG") in the United States District Court for the Central District of California (Case No. SA-CV 93-156 AHS (EEx)). On April 30, 1993, PCG filed its answer, denying liability, as well as its counterclaim against Simon. On June 30, 1998, Simon and PCG entered into a settlement agreement and, subsequently, entered a dismissal of the lawsuit with the court. As part of settling this preacquisition contingency of Simon, the Company made an upfront payment of $.6 million to a third party, Interpublic Group of Companies, Inc. ("IPG"). The Company also agreed to pay IPG a total of $2.9 million in additional consideration, comprised of warrants to purchase 200,000 shares of the Company's common stock and cash based on the difference between $2.9 million, certain amounts received by IPG under a separate business arrangement with the Company, and the value of the warrant shares as of different measurement dates. In the opinion of management, this settlement will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1998 the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

         The election of two Class II directors to serve for a term of three years and until their successors are elected and qualified. The results of the voting were as follows:

               Nominee              For       Votes Withheld   Broker Non-Votes
               -------              ---       --------------   ----------------

         Patrick D. Brady        10,195,020      1,011,484            0

         Joseph Anthony Kouba    10,194,542      1,011,962            0



         The ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the 1998 fiscal year. The results of the voting were as follows:

                  For              Against         Abstain     Broker Non-Votes

              11,181,930           1,453           23,121            0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

         10.1 Stipulation and Agreement of Settlement dated as of April 7, 1998 by and between plaintiff Barry Hallett, Jr. and defendants Li & Fung, Cyrk, Inc., et al.

         10.2 Agreement dated as of April 2, 1998, by and among Grant & Partners Limited Partnership, Cyrk, Inc., Grant & Partners, Inc., and Alan Grant

         27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 13, 1998              CYRK, INC.


                                   /s/ Dominic F. Mammola
                                   --------------------------------------------
                                   Dominic F. Mammola
                                   Executive Vice President and Chief Financial
                                   Officer (duly authorized officer and
                                   principal financial and accounting officer)

                                EXHIBIT INDEX




Exhibit                        Description
-------                        -----------

 10.1 Stipulation and Agreement of Settlement dated as of April 7, 1998 by and between plaintiff Barry Hallett, Jr. and defendants
           Li & Fung, Cyrk, Inc., et al.

 10.2 Agreement dated as of April 2, 1998, by and among Grant & Partners Limited Partnership, Cyrk, Inc., Grant & Partners, Inc., and Alan Grant.

 27        Financial Data Schedule