Form 10-Q
period 1998-09-30
CYRK INC
filed 1998-11-10
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ______________ to ____________________


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

At October 30, 1998, 15,453,058 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                     PAGE NUMBER
PART I   FINANCIAL INFORMATION


         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997                3

                  Consolidated Statements of Operations -
                  For the three and nine months ended
                  September 30, 1998 and 1997                             4

                  Consolidated Statements of Comprehensive Income -
                  For the three and nine months ended
                  September 30, 1998 and 1997                             5

                  Consolidated Statements of Cash Flows -
                  For the nine months ended September 30, 1998
                  and 1997                                                6

                  Notes to Consolidated Financial Statements            7-9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       10-14


Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                      15

         Item 6.  Exhibits and Reports on Form 8-K                       15


         SIGNATURES                                                      16


                        PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)



                                                            September 30, 1998     December 31, 1997
                                                            ------------------     -----------------
                                     ASSETS
 Current assets:
   Cash and cash equivalents                                     $ 61,443              $ 42,513
   Accounts receivable:
    Trade, less allowance for doubtful accounts of $2,033
     at September 30, 1998 and $3,801 at December 31, 1997         83,742                95,388
    Officers, stockholders and related parties                        243                   228
   Inventories                                                     54,461                46,317
   Prepaid expenses and other current assets                        8,378                10,649
   Deferred and refundable income taxes                            13,607                 9,746
                                                                 --------              --------
      Total current assets                                        221,874               204,841
   Property and equipment, net                                     14,797                16,268
   Excess of cost over net assets acquired, net                    83,023                77,483
   Investments in and advances to affiliates                        3,602                 9,506
   Other assets                                                     6,357                 5,747
                                                                 --------              --------
                                                                 $329,653              $313,845
                                                                 ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                         $ 29,428              $ 20,826
   Accounts payable:
    Trade                                                          36,051                57,690
    Affiliates                                                      1,223                   180
   Accrued expenses and other current liabilities                  78,841                64,831
   Accrued restructuring expenses                                   3,891                    --
                                                                 --------              --------
      Total current liabilities                                   149,434               143,527

Long-term obligations                                              11,538                 9,611
Deferred income taxes                                                 704                   704
                                                                 --------              --------
      Total liabilities                                           161,676               153,842
                                                                 --------              --------

Commitments and contingencies


Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000
     shares authorized; none issued                                    --                    --
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 15,453,058 shares issued and
     outstanding at September 30, 1998 and 13,688,038
     shares issued and outstanding at December 31, 1997               155                   137
   Additional paid-in capital                                     138,728               119,840
   Retained earnings                                               30,098                40,609
   Accumulated other comprehensive income:
     Cumulative translation adjustment                             (1,004)                 (583)
                                                                 --------              --------
      Total stockholders' equity                                  167,977               160,003
                                                                 --------              --------
                                                                 $329,653              $313,845
                                                                 ========              ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                   CYRK INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                For the three months   For the nine months
                                                 ended September 30,   ended September 30,
                                                --------------------   -------------------
                                                  1998        1997       1998      1997
                                                  ----        ----       ----      ----
Net sales                                       $163,669    $170,813    $545,420  $374,568
Cost of sales                                    131,099     139,479     450,743   306,496
                                                --------    --------    --------  --------
Gross profit                                      32,570      31,334      94,677    68,072

Selling, general and administrative expenses      33,543      29,527      94,941    58,432
Goodwill amortization expense                        826         828       2,465     1,403
Restructuring expense                                 --          --      15,486        --
                                                --------    --------    --------  --------
Operating income (loss)                           (1,799)        979     (18,215)    8,237

Interest income                                   (1,422)       (439)     (2,659)   (2,102)
Interest expense                                     549         538       1,798     1,676
Equity in loss (income) of affiliates, net          (490)        570         418     1,186
                                                --------    --------    --------  --------
Income (loss) before income taxes                   (436)        310     (17,772)    7,477
Income tax provision (benefit)                      (191)        186      (7,261)    4,486
                                                --------    --------    --------  --------
Net income (loss)                               $   (245)   $    124    $(10,511) $  2,991
                                                ========    ========    ========  ========

Earnings (loss) per common share - basic        $  (0.02)   $   0.01    $  (0.71) $   0.24
                                                ========    ========    ========  ========

Earnings (loss) per common share - diluted      $  (0.02)   $   0.01    $  (0.71) $   0.24
                                                ========    ========    ========  ========

Weighted average shares outstanding - basic       15,233      13,677      14,799    12,228
                                                ========    ========    ========  ========

Weighted average shares outstanding - diluted     15,233      14,275      14,799    12,542
                                                ========    ========    ========  ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                   CYRK INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In thousands)


                                                             For the three months      For the nine months
                                                              ended September 30,      ended September 30,
                                                             --------------------      -------------------
                                                               1998        1997          1998      1997
                                                               ----        ----          ----      ----
Net income (loss)                                             $(245)      $124        $(10,511)   $2,991
                                                              -----       ----        --------    ------
Other comprehensive income (loss), before income taxes:
  Foreign currency translation adjustments                      (68)       121            (421)       10
  Unrealized holding gains arising during period                 --         11              --        56
                                                              -----       ----        --------    ------
Other comprehensive income (loss), before income taxes          (68)       132            (421)       66
Income tax expense (benefit) related to items of
 other comprehensive income (loss)                              (32)        80            (172)       40
                                                              -----       ----        --------    ------
Other comprehensive income (loss), net of income taxes          (36)        52            (249)       26
                                                              -----       ----        --------    ------
Comprehensive income (loss)                                   $(281)      $176        $(10,760)   $3,017
                                                              =====       ====        ========    ======




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                   CYRK INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                            For the nine months ended September 30,
                                                            ---------------------------------------
                                                                  1998                 1997
                                                                  ----                 ----
Cash flows from operating activities:
  Net income (loss)                                            $(10,511)             $  2,991
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                6,590                 4,305
     Gain on sale of property and equipment                        (313)                  (17)
     Provision for doubtful accounts                                576                   115
     Equity in loss of affiliates, net                              418                 1,186
     Non-cash restructuring charges                               9,651                    --
     Increase (decrease) in cash from changes
      in working capital items, net of acquisitions:
         Accounts receivable                                     10,848                15,130
         Inventories                                            (10,075)               10,909
         Prepaid expenses and other current assets                2,230                (1,965)
         Refundable income taxes                                 (3,861)                   --
         Accounts payable                                       (20,646)              (24,074)
         Accrued expenses and other current liabilities          16,147                 2,161
                                                               --------              --------
Net cash provided by operating activities                         1,054                10,741
                                                               --------              --------
Cash flows from investing activities:
  Purchase of property and equipment                             (3,945)               (3,446)
  Proceeds from sale of property and equipment                      895                   203
  Acquisitions, net of cash acquired*                                --               (16,581)
  Repayments from (advances to) affiliates, net                   1,029                (2,623)
  Purchase of investments                                            --                (3,815)
  Proceeds from sale of investments                                 529                 6,271
  Additional consideration related to acquisitions               (2,039)               (1,065)
  Other, net                                                       (739)                   --
                                                               --------              --------
Net cash used in investing activities                            (4,270)              (21,056)
                                                               --------              --------
Cash flows from financing activities:
  Proceeds from short-term borrowings, net                        8,602                 2,231
  Increase in long-term obligations                               1,927                   252
  Proceeds from issuance of common stock                         11,554                   412
                                                               --------              --------
Net cash provided by financing activities                        22,083                 2,895
                                                               --------              --------
Effect of exchange rate changes on cash                              63                   133
                                                               --------              --------

Net increase (decrease) in cash and cash equivalents             18,930                (7,287)
Cash and cash equivalents, beginning of year                     42,513                44,224
                                                               --------              --------
Cash and cash equivalents, end of period                       $ 61,443              $ 36,937
                                                               ========              ========
 *Details of acquisitions:
   Fair value of asset acquired                                $     --              $104,257
   Cost in excess of net assets of companies acquired, net           --                73,162
   Liabilities assumed                                               --              (107,069)
   Stock issued                                                      --               (32,000)
                                                               --------              --------
   Cash paid                                                         --                38,350
   Less: cash acquired                                               --               (21,769)
                                                               --------              --------
   Net cash paid for acquisitions                              $     --              $ 16,581
                                                               ========              ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                  $  1,579              $  1,333
                                                               ========              ========
     Income taxes                                              $  2,415              $  4,191
                                                               ========              ========
Supplemental non-cash financing activities:
   Additional stock related to acquisitions                    $  7,352              $      -
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

     The operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   Inventories

     Inventories consist of the following (in thousands):

                                    September 30, 1998       December 31, 1997
                                    ------------------       -----------------
          Raw materials                   $10,953                 $10,807
          Work in process                  12,725                   5,033
          Finished goods                   30,783                  30,477
                                          -------                 -------
                                          $54,461                 $46,317
                                          =======                 =======

3.   Short-Term Borrowings

     At September 30, 1998, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $13.4 million. Such letters of credit expire at various dates through January 1999. As of September 30, 1998, the Company was in violation of certain financial covenants associated with its primary domestic line of credit which have been waived by the bank.

4.   Restructuring

     On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. The Company intends to consolidate certain operating facilities, discontinue certain divisions of its apparel business and eliminate approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions will affect the screen printing and embroidery business in Gloucester, Massachusetts. As of September 30, 1998, all anticipated employee terminations have occurred. In the first quarter of 1998, the Company recorded a charge to operations of $15.5 million primarily related to asset write-downs, employee termination costs, lease cancellations and other related exit costs. This charge has had the effect of reducing after tax earnings by $9.1 million or $0.64 per share. The Company anticipates the restructuring will be completed during 1998. A summary of activity in the restructuring accrual is as follows (in thousands):

           Balance at January 1, 1998           $  --
           Restructuring provision              15,486
           Employee termination costs
             and other cash payments            (1,944)
           Non-cash asset write-downs           (9,651)
                                                ------
           Balance at September 30, 1998        $3,891
                                                ======

5.   Income Taxes

     The effective tax rate for the nine months ended September 30, 1998 was 41% as compared to an effective tax rate of 60% for the year ended December 31, 1997. The effective rate of 41% represents the estimated federal and state tax benefit expected to be realized primarily as a result of the restructuring charge recorded in the first quarter.

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

7.   Earnings Per Share Disclosure

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):


                                                              For the Quarters Ended September 30,
                                                           1998                                    1997
                                         ------------------------------------     ---------------------------------------
                                            Income      Shares      Per Share       Income         Shares       Per Share
                                         (Numerator) (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                                         ------------------------------------     ---------------------------------------
Basic EPS:
Income (loss) available to
  common stockholders                     $(245)      15,233,017     $(0.02)         $  124       13,676,921       $0.01
                                                                     ======                                        =====

Effect of Dilutive Securities:
Common stock equivalents                                      --                                      40,455

Contingently and non-contingently
  issuable shares                                             --                                     558,024
                                          ----------------------                     -----------------------

Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                             $(245)      15,233,017     $(0.02)         $  124       14,275,400       $0.01
                                          ======================     ======          =============-==========      =====


     For the quarter ended September 30, 1998, 411,340 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.


                                                              For the Nine Months Ended September 30,
                                                           1998                                    1997
                                         ------------------------------------     ---------------------------------------
                                            Income      Shares      Per Share       Income         Shares       Per Share
                                         (Numerator) (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                                         ------------------------------------     ---------------------------------------
Basic EPS:
Income (loss) available to
common stockholders                      $(10,511)       14,798,798    $(0.71)       $ 2,991      12,227,941       $0.24
                                                                       ======                                      =====

Effect of Dilutive Securities:
Common stock equivalents                                         --                                   90,597

Contingently and non-contingently                                --
  issuable shares                                                                                    222,997
                                         --------------------------                  -----------------------

Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                            $(10,511)       14,798,798    $(0.71)       $ 2,991      12,541,535       $0.24
                                         ==========================    ======        =======================       =====

     For the nine months ended September 30, 1998, 676,933 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

9.    Impact of the Year 2000 Issue

      In 1997, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to complete any Year 2000 systems modifications and conversions by the beginning of 1999. Currently, the Company does not expect that the costs associated with becoming Year 2000 compliant will be material. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended
September 30, 1998 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form-10Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as
Exhibit 99.3 to the Company's 1997 Annual Report on Form 10-K which is incorporated herein by reference.

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

Historically, the Company's business has been heavily concentrated with two customers, Philip Morris Incorporated ("Philip Morris") and Pepsi-Cola Company ("Pepsi"). Purchases of promotional products by Philip Morris and Pepsi in 1997 accounted for 16% and 21% of net sales, respectively. Net sales to Philip Morris and Pepsi accounted for 12% and 1%, respectively, of total net sales in the first nine months of 1998.

As a part of its continuing effort to diversify its customer base and broaden its capability, the Company completed the acquisition of two providers of promotional services and products during the second quarter of 1997. These transactions were completed through mergers of these providers with and into wholly-owned subsidiaries of the Company. On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Monroe, Washington provider of custom promotional programs and licensed promotional products. On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles-based global marketing and promotion agency and provider of custom promotional products. Simon's business is heavily concentrated with McDonald's Corporation ("McDonald's"). Net sales to McDonald's accounted for 36% of the Company's total net sales in 1997 and 59% of the Company's total net sales for the first nine months of 1998.

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

At September 30, 1998, the Company had written purchase orders for $282.5 million as compared to $240.0 million at September 30, 1997. The Company's purchase orders are generally subject to cancellation with limited penalty and are therefore not necessarily indicative of future revenues or earnings.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales decreased $7.1 million, or 4%, to $163.7 million in the third quarter ended September 30, 1998 from $170.8 million in the third quarter of 1997. The decrease in net sales was primarily attributable to the decrease in revenues associated with the termination of the Pepsi agreements, which was partially offset by an increase in sales to other promotional customers. Promotional product sales accounted for substantially all of the Company's revenue in the third quarter of 1998 as compared to $163.1 million in the third quarter of 1997. Net sales related to the Company's private label and Cyrk brand business in the third quarter of 1998 were minimal as compared to $7.7 million in the third quarter of 1997 which reflects the Company's strategy to focus on its core business in the promotional marketing industry.

Gross profit increased $1.2 million, or 4%, to $32.6 million in the third quarter of 1998 from $31.3 million in the third quarter of 1997. As a percentage of net sales, the third quarter gross profit increased to 19.9% in 1998 from 18.3% in 1997. This increase was primarily the result of cost and operational improvements associated with the restructuring announced in February 1998, as well as the effect of a more favorable product sales mix.

Selling, general and administrative expenses totaled $34.4 million in the third quarter of 1998 as compared to $30.4 million in the third quarter of 1997. As a percentage of net sales, selling, general and administrative costs totaled 21.0% as compared to 17.8% in the third quarter of 1997. The Company's increased spending was primarily attributable to its expanded global sales and operations associated with its 1997 acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales increased $170.9 million, or 46%, to $545.4 million in the first nine months of 1998 from $374.6 million in the first nine months of 1997. The increase in net sales was primarily attributable to revenues associated with Simon and Tonkin. Promotional product sales accounted for substantially all of the Company's revenue in the first nine months of 1998 as compared to $346.2 million in the first nine months of 1997. Net sales related to the Company's private label and Cyrk brand business in the first nine months of 1998 were minimal as compared to $28.4 million in the first nine months of 1997 which reflects the Company's strategy to focus on its core business in the promotional marketing industry.

Gross profit increased $26.6 million, or 39%, to $94.7 million in the first nine months of 1998 from $68.1 million in the first nine months of 1997. As a percentage of net sales, gross profit decreased to 17.4% in 1998 from 18.2% in 1997. This decrease was primarily the result of a concentration of sales volume and lower margins associated with the large promotional programs, which was partially offset by cost and operational improvements associated with the restructuring announced in February 1998.

Selling, general and administrative expenses totaled $97.4 million in the first nine months of 1998 as compared to $59.8 million in the first nine months of 1997. As a percentage of net sales, selling, general and administrative costs totaled 17.9% as compared to 16.0% in the first nine months of 1997. The Company's increased spending was primarily attributable to its expanded global sales and operations associated with its 1997 acquisitions.

In connection with its February 1998 announcement to restructure worldwide operations, the Company recorded a restructuring charge of $15.5 million attributable to asset write-downs, employee termination costs, lease cancellations and other related exit costs. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1998 was $72.4 million compared to $61.3 million at December 31, 1997. Net cash provided by operating activities during the first nine months of 1998 was $1.1 million, due principally to a $16.1 million increase in accrued expenses and other current liabilities, a $10.8 million decrease in accounts receivable, $9.7 million of non-cash asset write-downs related to the restructuring and $6.6 million of depreciation and amortization expense which were partially offset by a $20.6 million decrease in accounts payable, a $10.5 million net loss and a $10.1 million increase in inventory.

Net cash used in investing activities was $4.3 million, which was primarily attributable to $3.9 million for purchases of property and equipment and an increase of $2.0 million in intangible assets which were partially offset by $1.0 million of repayments from affiliates and $.9 million of proceeds from the sale of property and equipment. In the first nine months of 1997, net cash used by investing activities was $21.1 million which was primarily attributable to $16.6 million of net cash used to acquire Simon and Tonkin in the second quarter of 1997.

The Company currently expects to make cash payments totaling approximately
$2.5 million for employee termination costs, lease buyouts and other exit costs associated with its plan to restructure its operations, of which $1.9 million has been paid as of September 30, 1998.

Net cash provided by financing activities was $22.1 million, which was primarily attributable to $11.6 million of proceeds from the issuance of common stock and $8.6 million of proceeds from short-term borrowings. In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which is being used for general corporate purposes.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common stock, bank borrowings and capital equipment leases. Such cash requirements for 1997 were provided principally by operating activities, and principally by financing activities for 1998 to date.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in December 1998. The Company's primary domestic line of credit, amounting to $50 million, has been extended to September 1999. As of September 30, 1998, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $92.5 million, of which $28.8 million of short-term borrowings and $14.2 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the end of 1998. The Company may seek additional financing during the next twelve months. However, there can be no assurance that such financing will be available on acceptable terms, and any additional equity financing could result in additional dilution to existing investors.

IMPACT OF THE YEAR 2000 ISSUE

General
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on an assessment conducted in 1997, the Company determined that it was necessary to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. To address these problems, the Company initiated a Year 2000 Compliance Program which is described below.

The Company does not anticipate that the addressing of the Year 2000 problem for its internal information systems and current and future products will have a material impact on its operations or financial results. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 problems occur. The Year 2000 issue could lower demand for the Company's products while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results.

State of Readiness
To manage its Year 2000 program, the Company has divided its efforts into three program areas--Information Technology (computer hardware, software, and electronic data interchange (EDI) interfaces), Physical Plant (manufacturing equipment and facilities) and Extended Enterprise (suppliers and customers). For each of these program areas, the Company is using a four-step approach:
Ownership (creating awareness, assigning tasks); Inventory (listing items to be assessed for Year 2000 readiness); Assessment (prioritizing the inventoried items, assessing their Year 2000 readiness, planning corrective actions, making initial contingency plans); and, Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans).

In January 1998, the Ownership and Inventory steps were essentially complete for all program areas. The target completion dates for priority items by remaining steps are as follows: Assessment--January 1999; Corrective Action Deployment-- March 1999.

To date, the Company has achieved approximately 90 percent of its Assessment goals for its three program areas. The Company expects to complete its Year 2000 assessments, modifications and conversions by the beginning of 1999. The Assessment status for each program area is as follows:

     * Information Technology: Substantially all of the Company's business strategic information systems (financial, distribution and marketing) have been assessed, corrected and verified, and corrected systems are on schedule to be completed by March 1999. Hardware assessment is in process and on schedule for completion.

     * Physical Plant: Manufacturing equipment assessment has been completed with no corrective action necessary. Facilities assessment is in process and on schedule to be completed by March 1999.

     * Extended Enterprise: As a result of discussions with its computer software program suppliers, the Company has been assured that all of its current software will be modified or replaced to be Year 2000 compliant. In addition, the Company has initiated a formal Year 2000 compliance document where the Company's software suppliers will certify their plans and action steps for modification or replacement of existing Company software to ensure timely Year 2000 compliance. The Company will initiate formal communications with its key customers and suppliers by the end of 1998 to determine the extent to which the Company may be vulnerable to the failure of those third parties to address their own Year 2000 issues. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be materially adversely affected.

Costs to Address Year 2000 Issues
Currently, the Company does not expect that the costs associated with becoming Year 2000 compliant will be material.

Risks of Year 2000 Issues and Contingency Plans
The Company continues to assess the Year 2000 issues relating to its physical plant, suppliers and customers. The Company is developing, and will continue to develop, contingency plans for dealing with any adverse effect that becomes likely in the event the Company's remediation plans are not successful or third parties fail to remediate their own Year 2000 issues. The Company's contingency planning process is intended to mitigate worst-case business disruptions.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Disclosure concerning the settlement of litigation against the Company is contained in the Company's Form 10-Q filed August 13, 1998. There have been no material developments with respect to such litigation since such date.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 1998                      CYRK, INC.




                                             /s/ Dominic F. Mammola
                                             -----------------------------------
                                             Dominic F. Mammola
                                             Executive Vice President and Chief
                                             Financial Officer (duly authorized
                                             officer and principal financial and
                                             accounting officer)