Form 10-K
period 1998-12-31
CYRK INC
filed 1999-03-31
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  __________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 26, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was $69,546,410.

At February 26, 1999, 15,494,204 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED PURSUANT TO SECTION 14(A) OF THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE REGISTRANT'S 1999 ANNUAL MEETING OF STOCKHOLDERS HAVE BEEN INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF THE BUSINESS
Cyrk, Inc. (referred to herein as "Cyrk" or the "Company") is a full-service promotional marketing company, specializing in the design and development of high-impact promotional products and programs. Cyrk was founded as a Massachusetts corporation in 1976 and was engaged primarily in the design, manufacture and sale of custom screen-printed sports apparel and accessories. In 1990, Cyrk broadened its product design and manufacturing expertise to include a focus on the promotional products business and the further development of its international production and worldwide sourcing capabilities. Cyrk's acquisitions in 1997 of Simon Marketing, Inc. ("Simon") and Tonkin, Inc. ("Tonkin") have significantly strengthened the Company's position as a leader in the promotion industry. In 1998, the Company completed a corporate restructuring, described below, which reflects the Company's strategy to focus on its core business in the promotional marketing industry.

Cyrk's promotional products and services are sold to consumer products and services companies seeking to promote their brand names and corporate identities and to build brand loyalty. Cyrk also sells promotional products directly to consumers through licensing arrangements with its clients seeking to promote their brand names and build brand loyalty. Cyrk's customers include McDonald's(R)1 Corporation ("McDonald's") (for its Happy Meal(R)1 promotions, among others), Philip Morris Incorporated ("Philip Morris") (for its Marlboro(R)2 brand, among others) and other companies with recognized brands. Additionally, the Company has a license agreement with Ty, Inc. ("Ty") (for whom Cyrk is the exclusive licensed provider of Beanie Babies(R)3 Official Club(TM)4 kits and Beanie Babies licensed products to consumers). The programs developed and managed by Cyrk typically reward the consumer with promotional products that are distributed upon redemption of proofs of purchase or as gifts with the purchase of other products. Cyrk believes that its comprehensive marketing services, which address all aspects of a customer's promotional products program, and its expertise in design, manufacturing and sourcing, have allowed the Company to successfully execute large, worldwide high-impact promotional programs.

1997 ACQUISITIONS
The Company made two key acquisitions in 1997. On April 7, 1997, the Company acquired Tonkin, a twenty-five year old, privately held promotional products company employing approximately 340 employees primarily in its Monroe, Washington headquarters. Tonkin develops and implements corporate identity programs for major domestic and international clients including Caterpillar(R)5, Inc., Consolidated Freightways, Inc. and Peterbilt Motors Company.

On June 9, 1997, the Company acquired Simon, a privately held Los Angeles-based marketing and promotion agency which was founded in 1976 and employs approximately 460 people in the United States, Asia, Europe and Canada. Simon provides marketing programs, promotional products and packaging to clients which include McDonald's, Blockbuster Entertainment Inc. and Chevron Products Company, a division of Chevron U.S.A. Inc. Simon's long-standing relationship with McDonald's has produced premiums and promotions which include Happy Meal premiums, national games and other promotions.

RESTRUCTURING
On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. As a result of the restructuring plan, the Company consolidated certain operating facilities, discontinued its private label and Cyrk brand business, divested its investment in an apparel joint venture and eliminated approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions affected the screen printing and embroidery business in Gloucester, Massachusetts.

1  McDonald's and Happy Meal are registered trademarks of McDonald's
   Corporation.
2 Marlboro is a registered trademark of Philip Morris Incorporated. 3 Beanie Babies is a registered trademark of Ty, Inc.
4  Beanie Babies Official Club is a trademark of Ty, Inc.
5  Caterpillar is a registered trademark of Caterpillar, Inc.

MANAGEMENT CHANGES
On December 31, 1998, the Company announced that Patrick D. Brady, Cyrk's president and chief operating officer, had been named chief executive officer, replacing Gregory P. Shlopak, who resigned effective December 31, 1998. Mr. Shlopak continues as a director of Cyrk and has agreed to provide consulting services to the Company. Pursuant to an agreement entered into with Mr. Shlopak, the Company recorded a nonrecurring fourth quarter pre-tax charge to operations of $2.3 million. The agreement provides for payments and benefits to Mr. Shlopak payable over a three year period.

PRODUCTS AND SERVICES
Promotional Product Programs. Cyrk provides High-Impact Promotional Programs(TM)6 ("HIPP"(TM)6) to its customers. The goal of a High-Impact Promotional Program is to enhance corporate identity, develop brand awareness, and build customer or employee loyalty. Cyrk has achieved this goal for many of its customers and continues to develop and manage promotions that generate tremendous growth for customer brands and further develop customer and employee loyalty.

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

Many of the Company's large-scale consumer promotions include custom product which was conceived, designed and produced by the Company's Custom Product and Licensing Group ("CP&L"). CP&L has successfully custom designed and developed proprietary product including toys, apparel and accessories for numerous promotions for McDonald's and other successful consumer promotional programs including the Marlboro Gear and Marlboro Unlimited(R)7 promotions. The Company has licensing agreements with companies such as Ty, Mars, Incorporated ("Mars"), and The Coca-Cola(R)8 Company ("Coke"(R)8). Under its licensing arrangement with Ty, the Company has the exclusive right to develop and market licensed Beanie Babies products to consumers. Under its licensing arrangements with Mars and Coke, the Company has been granted a license to use certain Mars' trademarks, symbols and designs and certain of Coke's trademarks, symbols and designs in connection with the manufacture, sale and distribution of certain merchandise.

6 High-Impact Promotional Program and HIPP are trademarks of Cyrk, Inc.
7 Marlboro Unlimited is a registered trademark of Philip Morris Incorporated. 8 Coca-Cola and Coke are registered trademarks of The Coca-Cola Company.

The Company, through its Corporate Promotions Group, creates corporate identity programs and trade and employee catalogue programs for its customers. The programs typically incorporate a range of promotional products bearing the customer's company name or logo. These products are varying in type, value and appeal and may include T-shirts, fleece pullovers, sports bags, caps, watches and a variety of other products and apparel items. The Company offers a comprehensive range of promotional products and catalogue program services for its customers.

Through its Integrated Marketing Solutions Group, the Company provides a complete range of agency services to its customers. The Company will create a promotion concept, advise as to the selection, cost and availability of products to be included in a program, assist in the development of program participation rules, forecast participation levels and product demand as well as execute the creative development and production of the program. The Company charges separately for these services but derives substantially all of its revenue from the sale of products.

Fulfillment Services. Cyrk also offers warehouse fulfillment services and fulfillment consulting services to its promotional product customers. Fulfillment is the process by which promotional products are distributed, often through a product catalogue. The Company charges separately for its fulfillment services but derives substantially all of its revenue from the sale of products.

Design, Merchandising and Product Development. The Company believes that one of its most important competitive advantages is the strong design and merchandising capability that it has developed over the last 23 years. The Company maintains a staff of graphic designers and product designers who not only design products and catalogues, but also provide direction as to the most effective types of products to include in a promotional program. Cyrk's extensive design capability enables the Company to furnish customers with product samples and prototypes quickly. In addition, the merchandising experience of the Company's designers allows them to assemble integrated collections of custom products for its customers. Finally, the Company's designers work closely with the production staff and understand production methods which allows the Company's designs to move efficiently from the design to the production stage.

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

SIGNIFICANT CUSTOMER RELATIONSHIPS
In recent years, the Company's business has been concentrated with McDonald's, Philip Morris and Pepsi-Cola Company ("Pepsi"). The Company's business with these promotional customers (as well as its other promotional product customers) is based upon purchase orders placed by the customers. McDonald's, along with certain other customers, order a fixed quantity of product to be delivered by an agreed date. While these orders may be canceled prior to delivery of the product, the customer is responsible for any costs associated with the canceled order. Philip Morris and certain other customers are allowed to place purchase orders from time to time during the course of a promotion. These promotional product customers are not committed to making a minimum number of purchases. For all promotional product customers, the actual purchases depend upon a number of factors including, without limitation, the duration of the promotion and expected consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and may fluctuate greatly from quarter to quarter.

The Company conducts its business with McDonald's through its subsidiary, Simon. Simon designs and implements marketing promotions for McDonald's, which include games, sweepstakes, premiums, events, contests, coupon offers, sports marketing, licensing and promotional retail items. Simon's net sales from its business with McDonald's consist of a combination of sales of promotional products and various service fees. Net sales to McDonald's accounted for 57% and 36% of the Company's consolidated net sales in fiscal 1998 and 1997, respectively.

Philip Morris accounted for 11%, 16% and 30% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. A substantial majority of those sales relate to Philip Morris' Marlboro Adventure Team(TM)9, Marlboro Country Store(R)10 and Marlboro Unlimited promotions. The United States Food and Drug Administration ("FDA") issued final regulations with respect to promotional programs relating to tobacco products which could have a material adverse effect on the Company's business with Philip Morris and on its results of operations. In addition, on November 23, 1998, certain tobacco companies, including Philip Morris, entered into a settlement agreement with 46 states and five U.S. territories that, among other things, prohibits the use of brand names by the tobacco companies in connection with their marketing, distribution, licensing and sales of apparel and other merchandise. The settlement could have a material adverse effect on the Company's business with Philip Morris and on its results of operations. For a description of the FDA regulations and the tobacco settlement, and their potential impact on the Company's business with Philip Morris, please refer to the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

Pepsi accounted for 1%, 21% and 38% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. The decrease in net sales to Pepsi in 1998 resulted from the winding down of existing programs. The Company's agreements with Pepsi were terminated in December 1997.

Through its licensing agreement with Ty, the Company has the exclusive right to develop and market licensed Beanie Babies products. During 1998, the Company created and marketed the premier edition of the Beanie Babies Official Club, a consumer membership kit which included authentic Beanie Babies merchandise and marketed various other Beanie Babies licensed products. Sales of Beanie Babies related products accounted for approximately 7% of the Company's consolidated net sales for 1998 and it is expected that 1999 revenues and profitability will be significantly benefited by the sales of Beanie Babies products, of which the majority will be derived in the second half of the year.

SALES AND DISTRIBUTION
The Company sells its promotional products and services through an employee sales force composed of approximately 200 persons.

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

International sales accounted for approximately 36%, 27% and 7% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. International sales are currently made through the Company's account representatives in the United States as well as through the Company's German, United Kingdom and Hong Kong subsidiaries.




9 Marlboro Adventure Team is a trademark of Philip Morris Incorporated. 10 Marlboro Country Store is a registered trademark of Philip Morris
   Incorporated.

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

The primary methods of competition are creativity in product design, quality and style of products, prompt delivery, customer service, price and financial strength. The Company believes that it currently competes favorably in each of the foregoing areas and that its ability to provide a full range of integrated services gives it a competitive advantage.

BACKLOG
At December 31, 1998, the Company had written purchase orders for $247.6 million as compared to $204.2 million at December 31, 1997. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

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

IMPORTS AND IMPORT RESTRICTIONS
A substantial amount of net sales of the Company in 1998 was attributable to products manufactured in Asia. The importation of such products is subject to the constraints imposed by bilateral agreements between the United States and substantially all of the countries from which the Company imports goods. These agreements impose quotas that limit the quantity of certain types of goods, including textile products imported by the Company, which can be imported into the United States from those countries. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.

The Company's continued ability to source products that it imports may be adversely affected by additional bilateral and multilateral agreements, unilateral trade restrictions, significant decreases in import quotas, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on imports.

Products imported by the Company from China currently receive the same preferential tariff treatment accorded goods from countries granted "most favored nation" status. However, the renewal of China's most favored nation treatment has been a contentious political issue for several years and there can be no assurance that such status will be continued. If China were to lose its "most favored nation" status, goods imported from China will be subject to significantly higher duty rates which would increase the cost of goods from China. In 1998, a substantial amount of the Company's net sales were from products manufactured in China.

EMPLOYEES At December 31, 1998, the Company had approximately 1,300 full-time employees. The Company's work force is not unionized and the Company believes that its relations with its employees are good. Consistent with the Company's focus in its core business in the promotional marketing industry, the Company added approximately 300 employees worldwide in 1998. The additional employees were in support of an expanded global business development and operational effort. Pursuant to the restructuring plan announced in February 1998, the Company consolidated certain operating facilities, discontinued its private label and Cyrk brand business and eliminated approximately 450 positions of its worldwide work force.

ITEM 2.  PROPERTIES.

The Company leases its principal executive and certain sales and administrative offices in Gloucester, Massachusetts. At December 31, 1998, the Company occupied approximately 71,100 square feet under leases that expire in December 1999 and have an annual base rent of approximately $583,000. All of the Gloucester facilities are owned by a trust of which Gregory P. Shlopak, a member of the Company's Board of Directors and its former Chief Executive Officer, is both a trustee and beneficiary. The Company plans to relocate from its Gloucester facilities in 1999.

The Company also leases approximately 120,000 square feet of warehouse space in Danvers, Massachusetts under the terms of a lease which expires in December 2011 and has an annual base rent of approximately $460,000. The warehouse is used by the Company for inventory storage and to perform fulfillment services for certain of its customers. This facility is owned by a trust of which Mr. Shlopak and Patrick D. Brady, the Company's President, Chief Executive Officer, and Chief Operating Officer are both trustees and beneficiaries.

Related to its Simon operations, the Company leases an aggregate of approximately 120,000 square feet of office space in Los Angeles, Chicago and Atlanta pursuant to leases which expire in December 2000 through November 2006. The annual base rent of these leases is approximately $2,500,000.

The Company leases approximately 131,000 square feet of warehouse, production and office space in Monroe, Washington attributable to its Tonkin operations pursuant to a lease which expires in September 2007. The annual base rent of this lease is approximately $564,000. In addition to this facility, Tonkin leases approximately 22,900 square feet of office and warehouse space in Costa Mesa, California under a lease which expires in November 2001 and approximately 20,000 square feet of office and warehouse space in Peoria, Illinois under a lease that expires in March 2003.

Additionally, the Company leases approximately 20,800 square feet of warehouse and office space in Norwood, Massachusetts which is used for certain of its advertising specialty operations, pursuant to a lease which expires in September 2001. The Company also leases approximately 12,000 square feet of office space in New York City, pursuant to a lease which expires in July 1999 and leases approximately 10,000 square feet of additional office space in various US cities.

In addition to its domestic lease facilities, the Company leases a total of approximately 58,800 square feet of European office and warehouse space in Frankfurt, London, Munich and Paris, and, leases an aggregate of approximately 42,300 square feet of Asian office and warehouse space in Hong Kong, Korea, Taiwan, and Tokyo under leases which expire in April 1999 through December 2007.

For a summary of the Company's minimum rental commitments under all noncancelable operating leases as of December 31, 1998, see notes to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and certain of its officers and directors were named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York (BARRY HALLETT, JR. V. LI & FUNG, ET AL., Docket No. 95 Civ. 8917). On March 4, 1998, with the assistance of a professional mediator, all parties to the litigation reached an agreement to settle the case which was approved by the Federal District Court on June 26, 1998. The settlement agreement called for a cash contribution by the Company of $4.0 million; other parties and various insurance carriers have also contributed to the settlement. After consideration of amounts previously accrued, this settlement had an immaterial impact on the Company's 1998 financial condition and results of operations.

On or about February 15, 1997, Montague Corporation ("Montague") filed an action in Middlesex Superior Court, Commonwealth of Massachusetts, MONTAGUE CORPORATION
V. CYRK, INC. (Civil Action No. 97-00888) ("Montague action"), alleging a breach of a May 17, 1995 Exclusive Distribution Agreement naming the Company as the exclusive USA distributor for the sale of Montague bicycles in connection with promotional programs. On March 10, 1999, the Company and Montague entered into a Settlement and Joint Venture Agreement ("Settlement"), terminating the Montague action and establishing a joint venture to sell corporate logoed bicycles for use in various corporate sales programs and promotions. Under the terms of the Settlement, the Company may be obligated to pay Montague up to $.9 million in cash if the joint venture does not achieve certain financial results within three years from the Settlement date.

On February 11, 1993, Simon Marketing, Inc. ("Simon"), a wholly-owned subsidiary of the Company, filed a complaint against Promotional Concept Group, Inc. ("PCG") in the United States District Court for the Central District of California (Case No. SA-CV 93-156 AHS (EEx)). On April 30, 1993, PCG filed its answer, denying liability, as well as its counterclaim against Simon. On June 30, 1998, Simon and PCG entered into a settlement agreement and, subsequently, entered a dismissal of the lawsuit with the court. As part of settling this preacquisition contingency of Simon, the Company made an upfront payment of $.6 million to a third party, Interpublic Group of Companies, Inc. ("IPG"). The Company also agreed to pay IPG a total of $2.9 million in additional consideration, comprised of warrants to purchase 200,000 shares of the Company's common stock and cash based on the difference between $2.9 million, certain amounts received by IPG under a separate business arrangement with the Company, and the value of the warrant shares as of different measurement dates. The Company recorded the maximum $3.5 million liability as an increase to excess of cost over net assets acquired.

In the opinion of management, the resolution of the foregoing actions will not have, in the aggregate, a material adverse effect on the Company's financial condition, results of operations or net cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


The following are the names, ages, positions with the Company and a brief description of the business experience during the last five years of the executive officers of the Company, all of whom serve until they resign or are removed from such offices by the Board of Directors:



Patrick D. Brady (43):     President, Chief Executive Officer and Chief
                           Operating Officer. Mr. Brady is a founder of the Company and has served as one of its directors since its incorporation in 1990. Mr. Brady was the Chief
                           Operating Officer and Treasurer of the Company from May 1990 until May 1993 and served as Chief Financial
                           Officer from May 1993 to September 1994. Mr. Brady was elected President and Chief Operating Officer in May 1993 and Chief Executive Officer in December
                           1998.

Terry B. Angstadt (45):    Executive Vice President. Mr. Angstadt has been a
                           General Manager of the Company since January 1992.
                           Mr. Angstadt was elected an Executive Vice President of the Company in May 1993.

Ted L. Axelrod (43):       Executive Vice President. Mr. Axelrod joined the
                           Company in July 1995 to direct the Company's corporate strategy and development efforts. He was elected an Executive Vice President of the Company in September 1997. Mr. Axelrod was elected to the Board of Directors in November 1998. From August 1987 to
                           July 1995, he held various positions including
                           Managing Director and Head of Mergers and
                           Acquisitions of BNY Associates, Incorporated, an investment banking subsidiary of The Bank of New York
                           Company, Inc. (formerly BNE Associates, Inc., a subsidiary of The Bank of New England, N.A.).

Dominic F. Mammola (42):   Executive Vice President and Chief Financial Officer.
                           Mr. Mammola was elected an Executive Vice President of the Company in September 1997 and elected to the Board of Directors in November 1998. He has served as Vice President and Chief Financial Officer of the
                           Company since September 1994. From April 1987 to June
                           1994, he was Chief Financial Officer of Papa Gino's,
                           Inc., a restaurant chain.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's stock is traded on The Nasdaq Stock Market under the symbol CYRK. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported by The Nasdaq Stock Market's National Market.

                         1998                         1997
                  High          Low           High            Low
                  ----          ---           ----            ---
First Quarter    $17.25        $ 9.50        $13.00          $11.00
Second Quarter    20.38         10.06         12.88           10.50
Third Quarter     13.25          6.75         11.50            9.75
Fourth Quarter    10.25          6.50         13.00            9.63

As of February 26, 1999, the Company had approximately 328 holders of record (representing approximately 3,500 beneficial owners) of its common stock. The last reported sale price of the Company's common stock on February 26, 1999 was $6.44.

The Company has never paid cash dividends, other than stockholder distributions of Subchapter S earnings during 1993 and 1992, and none are contemplated in the foreseeable future as the Company currently intends to retain its earnings to finance future growth. In addition, the Company's ability to pay cash dividends is limited pursuant to the terms of its credit facilities.

Item 6.  Selected Financial Data.


SELECTED INCOME:                                     For the Years Ended December 31,
STATEMENT DATA:                   1998             1997(2)           1996              1995            1994
                                  ----             ----              ----              ----            ----
                                                  (In thousands, except per share data)
Net sales                       $757,853          $558,623          $250,901         $135,842        $401,936
Net income (loss)                 (3,016)(1)         3,236               438           (2,338)         30,409
Earnings (loss) per
  common share - basic             (0.20)(1)          0.26              0.04            (0.22)           3.20
Earnings (loss) per
  common share - diluted           (0.20)(1)          0.25              0.04            (0.22)           3.20


SELECTED BALANCE                                              December 31,
SHEET DATA:                       1998             1997              1996             1995            1994
                                  ----             ----              ----             ----            ----
                                                             (In thousands)
Working capital                 $ 87,517         $ 61,314          $100,565         $106,188        $115,939
Total assets                     337,341          313,845           190,239          137,598         147,029
Long-term obligations             12,099            9,611                --               --              --
Stockholders' equity             177,655          160,353           124,347          123,600         125,659

(1) Includes $15,288 of pre-tax restructuring and nonrecurring charges. See notes to consolidated financial statements.

(2) Includes the results of operations of acquired companies from the acquisition dates. See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as
Exhibit 99.1 to the Company's Form 8-K dated December 31, 1998 and which is incorporated herein by reference.

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

Historically, the Company's business has been heavily concentrated with two customers, Philip Morris Incorporated ("Philip Morris") and Pepsi-Cola Company ("Pepsi"). In 1996, Philip Morris and Pepsi accounted for 30% and 38% of net sales, respectively. Purchases of promotional products by Philip Morris and Pepsi in 1997 accounted for 16% and 21% of net sales, respectively. In 1998, Philip Morris and Pepsi accounted for 11% and 1% of total net sales, respectively. The decrease in net sales to Pepsi in 1998 resulted from the winding down of existing programs. The Company's agreements with Pepsi were terminated in December 1997.

As a part of its continuing effort to diversify its customer base and broaden its capability, the Company completed the acquisition of two providers of promotional services and products during the second quarter of 1997. These transactions were completed through mergers of these providers with and into wholly-owned subsidiaries of the Company. On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Monroe, Washington provider of custom promotional programs and licensed promotional products. On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles-based global marketing and promotion agency and provider of custom promotional products. Simon's business is heavily concentrated with McDonald's Corporation ("McDonald's"). McDonald's accounted for 36% of the Company's total net sales in 1997 and 57% of the Company's total net sales in 1998.

The Company's business with McDonald's and Philip Morris (as well as other promotional customers) is based upon purchase orders placed from time to time during the course of promotions. There are no written agreements which commit them to make a certain level of purchases. The actual level of purchases depends on a number of factors, including the duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter. The Company expects that a significant percentage of its net sales in 1999 will be to McDonald's and Philip Morris.

Philip Morris solicits competitive bids for its promotional programs. The Company's profit margin depends, to a great extent, on its competitive position when bidding and its ability to manage its costs after being awarded bids. Increased competition is expected to continue and may adversely impact the Company's profit margin on Philip Morris promotions in the future. A recent settlement agreement between 46 states and certain tobacco companies, including Philip Morris, prohibits the use of brand names by tobacco companies in connection with promotional programs relating to tobacco products beginning on July 1, 1999. The settlement agreement, however, does not prohibit the use of Philip Morris's corporate name in promotional programs. Due to the restrictions on the use of brand names, and the other limitations imposed by the settlement agreement on the tobacco industry, the settlement could have a material adverse effect on the Company's business with Philip Morris and on its results of operations.

In December 1997, the Company entered into a license agreement with Ty, Inc. ("Ty"), the world's largest manufacturer and marketer of plush toys (sold under the name Beanie Babies(R)), which granted the Company the exclusive right to develop and market licensed Beanie Babies products. The agreement was for an original period through December 1998, with automatic additional one year renewal periods thereafter. During 1998, the Company created and marketed the premier edition of the Beanie Babies Official Club(TM), a consumer membership kit which included authentic Beanie Babies merchandise, and marketed various other Beanie Babies licensed products. Sales of Beanie Babies related products accounted for approximately 7% of the Company's consolidated net sales for 1998. The Company expects that 1999 revenues and profitability will be significantly benefited by sales of Beanie Babies products, of which the majority will be derived in the second half of the year. Accordingly, the Company announced that it expects to incur an operating loss in the first quarter of 1999.

At December 31, 1998, the Company had written purchase orders for $247.6 million as compared to $204.2 million at December 31, 1997. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

CORPORATE RESTRUCTURING

On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. As a result of the restructuring plan, the Company consolidated certain operating facilities, discontinued its private label and Cyrk brand business, divested its investment in an apparel joint venture and eliminated approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions affected the screen printing and embroidery business in Gloucester, Massachusetts. The Company recorded a 1998 charge to operations of $11.8 million for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. As of December 31, 1998, the restructuring plan has been fully executed and the remaining restructuring accrual of approximately $1 million is primarily related to the liquidation of certain assets which are expected to be completed during the first half of 1999. The Company expects the restructuring to yield annualized cost savings of approximately $9 million. See notes to consolidated financial statements.

MANAGEMENT CHANGES

On December 31, 1998, the Company announced that Patrick D. Brady, Cyrk's president and chief operating officer, had been named chief executive officer, replacing Gregory P. Shlopak, who resigned effective December 31, 1998. Mr. Shlopak continues as a director of Cyrk and has agreed to provide consulting services to the Company. Pursuant to an agreement entered into with Mr. Shlopak, the Company recorded a nonrecurring fourth quarter pre-tax charge to operations of $2.3 million. The agreement provides for payments and benefits to Mr. Shlopak payable over a three year period.

RESULTS OF OPERATIONS

1998 Compared to 1997
Net sales increased $199.2 million, or 36%, to $757.9 million in 1998 from $558.6 million in 1997. The increase in net sales was primarily attributable to revenues associated with Simon and Tonkin, which was partially offset by the decrease in sales associated with the termination of the Pepsi agreements. Promotional product sales accounted for substantially all of the Company's revenue in 1998 as compared to $523.6 million in 1997. Net sales related to the Company's private label and Cyrk brand business in 1998 were minimal as compared to $35.0 million in 1997 which reflects the Company's restructuring strategy to focus on its core business in the promotional marketing industry.

Gross profit increased $34.8 million, or 34%, to $137.9 million in 1998 from $103.1 million in 1997. As a percentage of net sales, gross profit decreased to 18.2% in 1998 from 18.5% in 1997. This decrease was primarily the result of a concentration of sales volume and lower margins associated with the large promotional programs, which was partially offset by cost and operational improvements associated with the restructuring announced in February 1998, as well as the effect of a more favorable product sales mix in the second half of 1998.

Selling, general and administrative expenses totaled $135.5 million in 1998 as compared to $94.0 million in 1997. As a percentage of net sales, selling, general and administrative costs totaled 17.9% as compared to 16.8% in 1997. The Company's increased spending was primarily attributable to its expanded global sales and operations associated with its 1997 acquisitions.

Restructuring and nonrecurring charges totaled $15.3 million in 1998. In connection with its February 1998 announcement to restructure worldwide operations, the Company recorded a restructuring charge of $11.8 million attributable to asset write-downs, employee termination costs, lease cancellations and other related exit costs. In addition, the Company recorded a $2.3 million nonrecurring charge associated with a December 1998 severance agreement between the Company and its former chief executive officer, and also recorded a $1.1 million nonrecurring charge associated with the Company's plan to relocate its corporate facilities. See notes to consolidated financial statements.

Interest income increased in 1998 over 1997 primarily as a result of a higher level of short-term investments of excess cash.

Interest expense increased in 1998 over 1997 as a result of increased borrowings associated with financing inventory purchases.

Other income of $7.1 million in 1998 represents the gain realized on the sale of an investment. See notes to consolidated financial statements.

Equity in loss of affiliates of $.4 million in 1998 and $1.4 million in 1997 represents the Company's proportionate share of investments being accounted for under the equity method. $.2 million and $.8 million of the equity in loss of affiliates in 1998 and 1997, respectively, related to the Company's investment in an apparel joint venture which was liquidated as part of the restructuring plan.

For an analysis of the change in the effective tax rates from 1996 to 1998 and a discussion of the valuation allowance recorded by the Company, see notes to consolidated financial statements.

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

Interest income decreased in 1997 from 1996 primarily as a result of a decrease in short-term investments of excess cash.

Interest expense increased to $2.1 million in 1997 from $.3 million in 1996 as a result of higher debt levels incurred in connection with the Company's acquisitions of Simon and Tonkin.

Equity in loss of affiliates of $1.4 million in 1997 and $1.1 million in 1996 represents the Company's proportionate share of investments which were being accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1998 was $87.5 million compared to $61.3 million at December 31, 1997. Net cash provided by operating activities during 1998 was $18.4 million, due principally to $9.0 million of depreciation and amortization expense, $8.6 million of non-cash asset write-downs related to the restructuring and a net increase in working capital items of $6.9 million which were partially offset by a $7.1 million realized gain on the sale of an investment.

Net cash provided by investing activities was $5.3 million, which was primarily attributable to $10.8 million in proceeds from the sale of investments which was partially offset by $5.3 million of purchases of property and equipment. In 1997, net cash used in investing activities was $27.9 million which was primarily attributable to $16.6 million of net cash used to acquire Simon and Tonkin in the second quarter of 1997. Additionally, the Company purchased $6.0 million of equipment and invested $7.5 million in an apparel joint venture in 1997. In connection with the 1998 restructuring of its operations, the Company no longer has an investment in the apparel joint venture.

As a result of the Company's decision to embark on the implementation of an enterprise resource planning ("ERP") system in 1999, the Company anticipates that its 1999 purchases of property and equipment will be substantially higher than the 1998 levels. The cost of the ERP system is expected to approximate $4.5 million and the Company anticipates seeking external financing for this capital investment.

Net cash provided by financing activities was $9.5 million, which was primarily attributable to $11.6 million of proceeds from the issuance of common stock. In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which is being used for general corporate purposes.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common stock, bank borrowings and capital equipment leases. Such cash requirements for 1998 were provided principally by operating and financing activities.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in March 1999. The Company's primary domestic line of credit, amounting to $50 million, expires in September 1999. The Company is currently negotiating with the bank for a revised credit facility which it expects to secure in the second quarter of 1999. As of December 31, 1998, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $97.0 million, of which $16.4 million of short-term borrowings and $23.3 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the end of 1999. Consistent with its announcement of an expected first quarter operating loss, the Company anticipates the majority of its internal cash flow will be derived in the second half of 1999. The Company's ability to generate internal cash flow is highly dependent upon its continued relationships with McDonald's, Philip Morris and Ty. Any material adverse change from the Company's current expectations of its ability to secure a revised credit facility or of its current expectations of 1999 revenues attributable to its major business relationships could adversely affect the Company's cash position and capital availability.

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

In December 1998, the Ownership, Inventory and Assessment steps were essentially complete for all program areas. The target completion date for Corrective Action Deployment is July 1999.

To date, the Company has achieved approximately 90 percent of its Corrective Action Deployment goals for its three program areas. The Company expects to complete its Year 2000 assessments, modifications and conversions by July 1999. The status for each program area is as follows:

     * Information Technology: Substantially all of the Company's business strategic information systems (financial, distribution and marketing) have been assessed, corrected and verified, and corrected systems are on schedule to be completed by July 1999.

     * Physical Plant: Manufacturing equipment assessment has been completed with no corrective action necessary. Facilities assessment is in process and on schedule to be completed by July 1999.

     * Extended Enterprise: As a result of discussions with its computer software program suppliers, the Company has been assured that all of its current software will be modified or replaced to be Year 2000 compliant. In addition, the Company has initiated a formal Year 2000 compliance document where the Company's software suppliers will certify their plans and action steps for modification or replacement of existing Company software to ensure timely Year 2000 compliance. The Company has initiated formal communications with its key customers and suppliers to determine the extent to which the Company may be vulnerable to the failure of those third parties to address their own Year 2000 issues. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be materially adversely affected.

Costs to Address Year 2000 Issues
Currently, the Company expects that the costs associated with becoming Year 2000 compliant will not exceed $.3 million, of which approximately $.1 million has been expended to date.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Accountants                                                                                 23
Consolidated Balance Sheets as of December 31, 1998 and 1997                                                      24
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996                        25
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997
     and 1996                                                                                                     26
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996                        27
Notes to Consolidated Financial Statements                                                                      28-39

Schedule II:  Valuation and Qualifying Accounts                                                                   40



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding the Company's directors is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1999 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I hereof, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1999 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1999 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1999 Annual Meeting of Stockholders under the section captioned "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference thereto.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

             (a)    DOCUMENTS FILED AS PART OF THIS REPORT.

                    1.     FINANCIAL STATEMENTS:

                           Consolidated Balance Sheets as of December 31, 1998 and 1997

                           Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

                           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                           Notes to Consolidated Financial Statements

                     2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996:

                           Schedule II: Valuation and Qualifying Accounts.

                           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  3.   EXHIBITS

Exhibit No.       Description
----------        -----------

 2.1  (1)         Agreement of Merger dated July 6, 1993 between the Registrant and Cyrk, Inc.

 3.1  (5)         Restated Certificate of Incorporation of the Registrant

 3.2  (2)         Amended and Restated By-laws of the Registrant

 4.1  (2)         Specimen certificate representing Common Stock

10.1  (2)(3)      1993 Employee Stock Purchase Plan

10.2  (3)(5)      1993 Omnibus Stock Plan, as amended

10.3  (5)         Lease dated as of April 19, 1989, between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust, and
                  Cyrk, Inc.

10.3.1 Lease extension agreement dated March 16, 1999 by and between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust and Cyrk, Inc., filed herewith

10.4  (1)         Revolving Credit Agreement dated as of December 1, 1993,
                  between the Registrant and The Hongkong and Shanghai Banking
                  Corporation Limited

10.5  (1)         Letter Agreement dated January 5, 1994, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

10.6  (1)         Amendment No. 1 to Revolving Credit Agreement dated as of
                  January 12, 1994, between the Registrant and The Hongkong and
                  Shanghai Banking Corporation Limited

10.7  (1)         Security Agreement dated as of December 1, 1993, between the
                  Registrant and The Hongkong and Shanghai Banking Corporation
                  Limited

10.8  (4)         Letter Agreement dated May 5, 1994 between the Registrant and
                  The Hongkong and Shanghai Banking Corporation Limited

10.9  (7)         Letter agreement dated February 7, 1996, between the
                  Registrant and The Wells Fargo HSBC Trade Bank, N.A.

10.10 (8)         Letter agreement dated March 26, 1997, between the Registrant and The Wells Fargo HSBC Trade Bank, N.A.

10.11 Letter agreement dated November 20, 1998, between the Registrant and the Wells Fargo HSBC Trade Bank, N.A., filed herewith

10.12 Amendment No. 4 to Revolving Credit Agreement dated as of January 8, 1999, between the Registrant and the Wells Fargo HSBC Trade Bank, N.A., filed herewith

10.13 Amendment No. 5 to Revolving Credit Agreement dated as of February 4, 1999, between the Registrant and the Wells Fargo HSBC Trade Bank, N.A., filed herewith

10.14 (1)         Tax Allocation and Indemnity Agreement dated July 6, 1993, among Cyrk, Inc., the Registrant, Gregory P. Shlopak and
                  Patrick D. Brady

10.15 (2)(3)      Restricted Stock Purchase Agreement dated May 10, 1993,
                  between the Registrant and Terry B. Angstadt

10.16 (3)(6)      Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P.
                  Shlopak and Patrick D. Brady, Trustee, entitled "The Shlopak
                  Family 1994 Irrevocable Insurance Trust"

10.16.1 (3)(6)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

10.17 (3)(6)      Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P.
                  Shlopak and Patrick D. Brady, Trustee, entitled "The Gregory
                  P. Shlopak 1994 Irrevocable Insurance Trust"

10.17.1 (3)(6)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

10.18 (3)(6)      Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Walter E. Moxham, Jr. as Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and Walter E. Moxham, Jr., Trustee, entitled
                  "The Patrick D. Brady 1994 Irrevocable Insurance Trust"

10.18.1 (3)(6)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

10.19 (3)(10)     1997 Acquisition Stock Plan

10.20 (9)         Securities Purchase Agreement dated as of March 18, 1997, by and among Exchange Applications, Inc., Grant & Partners
                  Limited Partnership, Cyrk, Inc., Insight Ventures Partners
                  I, L.P. and certain other parties

10.21 (11)      Securities Purchase Agreement dated February 12, 1998 by and between Cyrk, Inc. and Ty Warner

10.22 (12)      Severance Agreement between Cyrk, Inc. and Gregory P. Shlopak

10.23 (3)       Change of Control Agreement between Cyrk, Inc. and Terry B.
                Angstadt dated November 2, 1997, filed herewith

10.24 (3)       Severance Agreement between Cyrk, Inc. and Ted L. Axelrod dated
                November 20, 1998, filed herewith

10.25 (3)       Severance Agreement between Cyrk, Inc. and Dominic F. Mammola dated November 20, 1998, filed herewith

10.25.1 (3)     Amendment No. 1 to Severance Agreement between Cyrk, Inc. and
                Dominic F. Mammola dated March 29, 1999, filed herewith

21.1            List of Subsidiaries, filed herewith

23.1 Consent of PricewaterhouseCoopers LLP - Independent Accountants, filed herewith

27.97           Restated Financial Data Schedule, filed herewith

27.98           Financial Data Schedule, filed herewith

99.1  (12)      Amended Cautionary Statement for Purposes of the "Safe Harbor"
                Provisions of the Private Securities Litigation Reform Act of
                1995

--------------------------------------------------------------------------------
         (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-75320) or an amendment thereto and incorporated herein by reference.

         (2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

         (3)    Management contract or compensatory plan or arrangement.

         (4) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1994 and incorporated herein by reference.

         (5) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         (6) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995 and incorporated herein by reference.

         (7) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

         (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

         (9) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1997 and incorporated herein by reference.

         (10) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-45655) and incorporated herein by reference.

         (11) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

         (12) Filed as an exhibit to the Registrant's Report on Form 8-K dated December 31, 1998 and incorporated herein by reference.

         (b)    REPORTS ON FORM 8-K.

                No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CYRK, INC.



Date: March 29, 1999             By: /s/Patrick D. Brady
                                     -----------------------------------
                                     Patrick D. Brady
                                     President, Chief Executive Officer
                                     and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Patrick D. Brady         Chairman of the Board               March 29, 1999
---------------------       Chief Executive Officer
Patrick D. Brady            President
                            Chief Operating Officer
                            (principal executive officer)

/s/Dominic F. Mammola       Executive Vice President            March 29, 1999
---------------------       Chief Financial Officer
Dominic F. Mammola          (principal financial and
                            accounting officer)
                            Director


/s/Ted L. Axelrod           Executive Vice President            March 29, 1999
---------------------       Director
Ted L. Axelrod


/s/Joseph W. Bartlett       Director                            March 29, 1999
---------------------
Joseph W. Bartlett


/s/J. Anthony Kouba         Director                            March 29, 1999
---------------------
J. Anthony Kouba


/s/Gregory P. Shlopak       Director                            March 29, 1999
---------------------
Gregory P. Shlopak


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
   Stockholders of Cyrk, Inc.:

In our opinion the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cyrk, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                        PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 1999, except as to the
information presented in Note 15,
for which the date is March 10, 1999

                                   CYRK, INC
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                       (In thousands, except share data)

                                                                     1998       1997
                                                                   --------   --------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                         $ 75,819   $ 42,513
 Investment                                                           2,944         --
 Accounts receivable:
  Trade, less allowance for doubtful accounts of $2,682
   at December 31, 1998 and $3,801 at December 31, 1997              87,372     95,388
  Officers, stockholders and related parties                            204        228
 Inventories                                                         51,250     46,317
 Prepaid expenses and other current assets                            7,227     10,649
 Deferred and refundable income taxes                                 9,813      9,746
                                                                   --------   --------
    Total current assets                                            234,629    204,841
Property and equipment, net                                          13,285     16,268
Excess of cost over net assets acquired, net                         82,771     77,483
Investments in and advances to affiliates                                --      9,506
Other assets                                                          6,656      5,747
                                                                   --------   --------
                                                                   $337,341   $313,845
                                                                   ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                             $ 16,929   $ 20,826
 Accounts payable:
  Trade                                                              43,907     57,690
  Affiliates                                                          2,043        180
 Accrued expenses and other current liabilities                      83,280     64,831
 Accrued restructuring expenses                                         953         --
                                                                    --------   --------
    Total current liabilities                                       147,112    143,527
Long-term obligations                                                12,099      9,611
Deferred income taxes                                                   475        354
                                                                   --------   --------
    Total liabilities                                               159,686    153,492
                                                                   --------   --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 1,000,000 shares authorized;
  none issued                                                            --         --
 Common stock, $.01 par value; 50,000,000 shares authorized;
  15,453,058 shares issued and outstanding at December 31, 1998 and
  13,688,038 shares issued and outstanding at December 31, 1997         155        137
 Additional paid-in capital                                         138,784    119,840
 Retained earnings                                                   37,593     40,609
 Accumulated other comprehensive income (loss):
  Unrealized gain on investment                                       1,442         --
  Cumulative translation adjustment                                    (319)      (233)
                                                                   --------   --------
    Total stockholders' equity                                      177,655    160,353
                                                                   --------   --------
                                                                   $337,341   $313,845
                                                                   ========   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CYRK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1998, 1997 and 1996
                     (In thousands, except per share data)


                                                    1998          1997        1996
                                                    ----          ----        ----
Net sales                                         $757,853       $558,623    $250,901
Cost of sales:
 Related parties                                     9,211         10,094       2,064
 Other                                             610,758        445,434     211,851
                                                  --------       --------    --------
                                                   619,969        455,528     213,915
                                                  --------       --------    --------
Gross profit                                       137,884        103,095      36,986
                                                  --------       --------    --------
Selling, general and administrative expenses:
 Goodwill amortization                               3,324          2,226         304
 Related parties                                     1,264          1,198         787
 Other                                             130,863         90,529      35,944
Restructuring and nonrecurring charges              15,288              -           -
                                                  --------       --------    --------
                                                   150,739         93,953      37,035
                                                  --------       --------    --------
Operating income (loss)                            (12,855)         9,142         (49)
Interest income                                     (3,569)        (2,413)     (2,679)
Interest expense                                     2,579          2,102         256
Equity in loss of affiliates                           418          1,363       1,111
Other income                                        (7,100)             -           -
                                                  --------       --------    --------
Income (loss) before income taxes                   (5,183)         8,090       1,263
Income tax provision (benefit)                      (2,167)         4,854         825
                                                  --------       --------    --------
Net income (loss)                                 $ (3,016)      $  3,236    $    438
                                                  ========       ========    ========

Earnings (loss) per common share - basic          $  (0.20)      $   0.26    $   0.04
                                                  ========       ========    ========

Earnings (loss) per common share - diluted        $  (0.20)      $   0.25    $   0.04
                                                  ========       ========    ========

Weighted average shares outstanding - basic         14,962         12,592      10,768
                                                  ========       ========    ========

Weighted average shares outstanding - diluted       14,962         13,025      10,909
                                                  ========       ========    ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)


                                                                                           Accumulated
                                        Common       Additional                               Other         Total
                                        Stock         Paid-in    Retained  Comprehensive  Comprehensive  Stockholders'
                                   ($.01 Par Value)   Capital    Earnings   Income(Loss)  Income(Loss)      Equity
                                   ----------------  ----------  --------  -------------  -------------  -------------
Balance, December 31, 1995                $107        $ 86,862   $36,935                      $ (304)      $123,600
Comprehensive income:
  Net income                                                         438      $   438                           438
                                                                              -------
  Other comprehensive income
   (loss), net of income taxes:
    Net unrealized gains on
      available-for-sale securities                                                18                            18
    Translation adjustment                                                       (250)                         (250)
                                                                              -------
  Other comprehensive loss                                                       (232)          (232)
                                                                              -------
Comprehensive income                                                          $   206
                                                                              =======
Issuance of shares under employee
  stock option and stock purchase
  plans                                      1             540                                                  541
                                          ----        --------   -------                      ------       --------
Balance, December 31, 1996                 108          87,402    37,373                        (536)       124,347
Comprehensive income:
  Net income                                                       3,236      $ 3,236                         3,236
                                                                              -------
  Other comprehensive income,
    net of income taxes:
    Net unrealized gains on
      available-for-sale securities                                                56                            56
    Translation adjustment                                                        247                           247
                                                                              -------
  Other comprehensive income                                                      303            303
                                                                              -------
Comprehensive income                                                          $ 3,539
                                                                              =======
Issuance of shares under employee
  stock option and stock purchase
  plans                                      1             466                                                  467
Issuance of shares for businesses
  acquired                                  28          31,972                                               32,000
                                          ----        --------   -------                      ------       --------
Balance December 31, 1997                  137         119,840    40,609                        (233)       160,353
Comprehensive loss:
  Net loss                                                        (3,016)     $(3,016)                       (3,016)
                                                                              -------
  Other comprehensive income
    (loss), net of income taxes:
      Net unrealized gains on
        available-for-sale securities                                           1,442                         1,442
      Translation adjustment                                                      (86)                          (86)
                                                                              -------
  Other comprehensive income                                                    1,356          1,356
                                                                              -------
Comprehensive loss                                                            $(1,660)
                                                                              =======
Issuance of shares under employee
  stock option and stock purchase
  plans, net of tax benefit                  2           1,609                                                1,611
Issuance of shares for businesses
  acquired                                   6           7,345                                                7,351
Issuance of shares for private
  placement                                 10           9,990                                               10,000
                                          ----        --------   -------                      ------       --------
Balance, December 31, 1998                $155        $138,784   $37,593                      $1,123       $177,655
                                          ====        ========   =======                      ======       ========





   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                          1998        1997         1996
                                                        --------    ---------    --------
Cash flows from operating activities:
 Net income (loss)                                      $ (3,016)   $   3,236    $    438
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                           8,988        6,438       2,875
   Write-down of leasehold improvements                    1,143           --          --
   Gain on sale of property and equipment                   (244)         (32)         --
   Realized (gain) loss on sale of investments            (7,100)          32         352
   Provision for doubtful accounts                         1,485          390         152
   Deferred income taxes                                   1,286         (772)     (1,303)
   Equity in loss of affiliates                              418        1,363       1,111
   Tax benefit from stock option plans                        56           --          --
   Non-cash restructuring charges                          8,555           --          --
   Increase (decrease) in cash from changes
    in working capital items, net of acquisitions:
     Accounts receivable                                   6,382       17,972     (40,267)
     Inventories                                          (6,050)      20,272     (18,905)
     Prepaid expenses and other current assets             3,417       (2,616)     (2,187)
     Refundable income taxes                              (1,232)          --       1,069
     Accounts payable                                    (11,925)     (11,841)      6,385
     Accrued expenses and other current liabilities       16,263       (2,893)     26,513
                                                        --------    ---------    --------
Net cash provided by (used in) operating activities       18,426       31,549     (23,767)
                                                        --------    ---------    --------
Cash flows from investing activities:
 Purchase of property and equipment                       (5,254)      (6,028)     (3,441)
 Proceeds from sale of property and equipment                928          243          --
 Acquisitions, net of cash acquired*                          --      (16,581)         --
 Repayments from (advances to) affiliates, net             1,556       (6,511)     (3,956)
 Purchase of investments                                      --       (3,815)    (37,913)
 Proceeds from sale of investments                        10,759        6,259      54,714
 Additional consideration related to acquisitions         (1,624)      (1,577)     (1,789)
 Other, net                                               (1,038)         110      (1,378)
                                                        --------    ---------    --------
Net cash provided by (used in) investing activities        5,327      (27,900)      6,237
                                                        --------    ---------    --------
Cash flows from financing activities:
 Proceeds from (repayments of) short-term
  borrowings, net                                         (3,897)      (5,365)     18,749
 Proceeds from (repayments of) long-term obligations       1,888         (333)         --
 Proceeds from issuance of common stock                   11,554          467         541
                                                        --------    ---------    --------
Net cash provided by (used in) financing activities        9,545       (5,231)     19,290
                                                        --------    ---------     -------
Effect of exchange rate changes on cash                        8         (129)       (119)
                                                        --------    ---------    --------
Net increase (decrease) in cash and cash equivalents      33,306       (1,711)      1,641
Cash and cash equivalents, beginning of year              42,513       44,224      42,583
                                                        --------    ---------    --------
Cash and cash equivalents, end of year                  $ 75,819    $  42,513    $ 44,224
                                                        ========    =========    ========
*Details of acquisitions:
 Fair value of assets acquired                          $     --    $ 104,257    $     --
 Cost in excess of net assets of companies
  acquired, net                                               --       73,162          --
 Liabilities assumed                                          --     (107,069)         --
 Stock issued                                                 --      (32,000)         --
                                                        --------    ---------    --------
 Cash paid                                                    --       38,350          --
 Less: cash acquired                                          --      (21,769)         --
                                                        --------    ---------    --------
Net cash paid for acquisitions                          $     --    $  16,581    $     --
                                                        ========    =========    ========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                              $  2,301    $   2,214    $    149
                                                        ========    =========    ========
  Income taxes                                          $  2,863    $   4,075    $    208
                                                        ========    =========    ========

Supplemental non-cash investing activities:
 Issuance of additional stock related to acquisitions   $  7,351    $      --    $     --
                                                        ========    =========    ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1. Nature of Business

Cyrk, Inc. is a full-service promotional marketing company, specializing in the design and development of high-impact promotional products and programs.

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year. In addition, the Company has significant receivables from certain customers (see Note 17).

Financial Instruments

The carrying amounts of cash equivalents, investments, short-term borrowings and long-term obligations approximate their fair values.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments which have original maturities at date of purchase to the Company of three months or less.

Investments

Investments are stated at fair value. All security investments are designated as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and as such unrealized gains and losses are reported in a separate component of stockholders' equity.

Inventories

Inventories are valued at the lower of cost (specific identification, first-in, first-out and average methods) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated primarily using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. The estimated useful lives range from two to seven years for machinery and equipment and three to ten years for furniture and fixtures. The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

Excess of Cost Over Net Assets Acquired, Net

The excess of cost over the net assets acquired is being amortized on a straight-line basis over a period of fifteen to thirty years. Accumulated amortization amounted to $5,126 at December 31, 1998 and $2,686 at December 31, 1997.

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

3.  Acquisitions

On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles-based global marketing and promotion agency and provider of custom promotional products, for $57,950, composed of $33,450 in cash and $24,500 in shares of the Company's common stock of which $28,350 in cash and $20,000 in shares of the Company's common stock (1,840,138 shares) was paid at the closing with an additional $5,100 payable in cash and $4,500 payable in shares of the Company's common stock within four years of the closing. As a result of achieving certain performance targets, the purchase price was increased in 1998 by an additional $5,000 in shares of the Company's common stock (475,908 shares). During 1998, additions to excess of cost over net assets acquired were recorded for the settlement of preacquisition contingencies amounting to $3,500 (see Note 15). The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Simon have been included in the consolidated financial statements from the date of the acquisition. The excess of cost over the fair value of net assets acquired ($61,762, as adjusted) is being amortized on a straight-line basis over thirty years.

On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Washington corporation which provides custom promotional programs and licensed promotional products for an aggregate purchase price of $22,000 of which $12,000 was paid in shares of the Company's common stock (1,007,345 shares) and $10,000 in cash. In 1998, the purchase price was increased by an additional $1,800 ($300 in cash and $1,500 in Company common stock, of which $1,200 of Company common stock will be issued half in April 1999 and half in April 2000) as a result of Tonkin achieving certain performance targets. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Tonkin have been included in the consolidated financial statements from the date of the acquisition. The excess of cost over the fair value of net assets acquired ($21,295, as adjusted) is being amortized on a straight-line basis over twenty years.


4. Inventories

Inventories consist of the following:

                                     December 31,
                                1998               1997
                              -------            -------
Raw materials                 $13,622            $10,807
Work in process                 9,034              5,033
Finished goods                 28,594             30,477
                              -------            -------
                              $51,250            $46,317
                              =======            =======

5. Property and Equipment

Property and equipment consist of the following:

                                                           December 31,
                                                       1998           1997
                                                     --------       --------
Machinery and equipment                              $ 20,848       $ 19,300
Furniture and fixtures                                  8,050          8,414
Leasehold improvements                                  5,425          4,388
                                                     --------       --------
                                                       34,323         32,102
Less - accumulated depreciation and amortization      (21,038)       (15,834)
                                                     --------       --------
                                                     $ 13,285       $ 16,268
                                                     ========       ========

Depreciation and amortization expense on property and equipment totaled $5,664, $4,212 and $2,571 in 1998, 1997 and 1996, respectively.

6.  Investments in and Advances to Affiliates

In April 1998, the Company exchanged its 50% interest (with a net book value of $2,589) in Grant & Partners Limited Partnership ("GPLP"), a Boston-based firm specializing in improving the returns on marketing investments, in return for GPLP's rights, title and interest to 1,150,000 shares of common stock of GPLP's Exchange Applications ("EXAP"), a company specializing in software that helps businesses raise profits by targeting marketing campaigns. In December 1998, EXAP completed its initial public offering and the Company sold 1,000,000 shares of its EXAP holdings and realized a gain on the sale of this stock of $7,100. As of December 31, 1998, the remaining 150,000 shares of EXAP stock owned by the Company is stated at fair value of $2,944.

In connection with its restructuring plan, as announced in February 1998, the Company divested itself of its 39% joint venture equity interest in NewModel, Inc. d/b/a T.W.IsM., a Compton, California-based manufacturer and distributor of men's sports apparel and accessories (see Note 11).

7. Borrowings

The Company maintains worldwide credit facilities with several banks which provide the Company with approximately $96,967 in total short-term borrowing capacity which consists of (i) the Company's $50,000 primary domestic line of credit, (ii) several additional domestic lines of credit which aggregate $31,130 and (iii) two foreign lines of credit in the aggregate amount of $15,837.

As of December 31, 1998, the Company had approximately $57,269 available under these bank facilities. The total outstanding short-term borrowings at December 31, 1998 and December 31, 1997 were $16,929 and $20,826, respectively.

Pursuant to the provisions of its primary domestic line of credit, the Company has commitments for letter of credit and revolving credit borrowings through September 1999 of up to an aggregate amount of $50,000, subject to borrowing base formulas, for the purpose of financing the importation of various products from Asia and supporting the Company's working capital requirements. Borrowings under the facility bear interest at the lesser of the bank's prime rate (7.75% at December 31, 1998) or LIBOR plus 1.75% (6.8% at December 31, 1998), and are collateralized by all of the assets of the Company. The facility contains covenants which require the Company to maintain a minimum tangible net worth level and minimum current and debt to net worth ratios through the term of the commitment. Additionally, during any consecutive four quarters, the Company is required to achieve certain minimum operating results. As a result of the Company's 1997 acquisitions accounted for as a purchase, the Company has subsequently been in violation of certain of its facility covenants. The Company secured bank approval for its acquisition transactions as required by its facility agreement and the bank has issued waivers on a quarterly basis since the completion of the acquisitions. The Company is in discussions with the bank for a revised facility which will include modifying its existing covenants. The Company expects to secure a revised facility in the second quarter of 1999. Accordingly, the Company expects to be in violation of its existing covenants in the first quarter of 1999 and expects to receive a waiver from the lender. At December 31, 1998, the Company's borrowing capacity under this facility was $50,000, of which $3,603 of short-term borrowings and $6,535 in letters of credit were outstanding. The letters of credit expire at various dates through July 1999. The facility provides for a fee of 3/8% per annum on the unused portion of the commitment.

In addition to the facility described above, other domestic credit facilities provide for borrowings of up to an aggregate amount of $31,130 for working capital requirements subject to borrowing base formulas. These credit lines, which expire at various dates beginning in March 1999, bear interest at the bank's prime rate or LIBOR plus a margin, and are generally subject to standard covenants related to financial ratios and profitability as to which the Company was in compliance at December 31, 1998. At December 31, 1998, $12,802 of short-term borrowings and $7,203 of letters of credit were outstanding under these facilities.

The Company has a $13,484 (Deutsche Marks 22,500) working capital line of credit for certain of its European subsidiaries. At December 31, 1998, there were $9,554 (Deutsche Marks 15,942) of letters of credit outstanding under this credit facility and no short-term borrowings outstanding. The Company also has bank guarantees in the amounts of $1,991 (British Pounds 1,200) and $362 (Belgian Francs 12,500) to cover future duties and customs in the United Kingdom. No amounts were outstanding under these guarantees at December 31, 1998.

The weighted average interest rate on short-term borrowings was 7.54% and 8.02% at December 31, 1998 and December 31,1997, respectively.

In addition to the above facilities, one of the Company's domestic subsidiaries has a $2,000 long-term promissory note payable to a bank. The note bears interest at a fixed rate of 7.8% per annum and matures in June 2003. At December 31, 1998, $1,849 of this note was outstanding, of which $339 was included in short-term borrowings and $1,510 was included in long-term obligations. Payments of the long-term portion of this obligation will be made ratably over the remaining term of the note.

8. Lease Commitments

The Company leases warehouse, production and administrative facilities and certain machinery and equipment, furniture and fixtures, and motor vehicles under noncancelable operating leases expiring at various dates through December 2011 (see Note 16). The approximate minimum rental commitments under all noncancelable leases as of December 31, 1998, were as follows:

1999                                           $10,354
2000                                             6,937
2001                                             4,800
2002                                             3,753
2003                                             3,114
Thereafter                                      12,048
                                               -------
Total minimum lease payments                   $41,006
                                               =======


Rental expense for all operating leases was $11,719, $7,208 and $3,080 for the years ended December 31, 1998, 1997 and 1996, respectively. Rent is charged to operations on a straight-line basis for certain leases.

9.  Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                                   For the Years Ended December 31,
                                 1998             1997           1996
                               -------           ------        -------
Current:
              Federal          $(2,818)          $3,192        $ 1,393
              State             (2,100)           1,227            222
              Foreign            1,465            1,207            513
                               -------           ------        -------
                                (3,453)           5,626          2,128
                               -------           ------        -------
Deferred:
              Federal            1,298             (681)        (1,223)
              State                (12)             (91)           (80)
                               -------           ------        -------
                                 1,286             (772)        (1,303)
                               -------           ------        -------
                               $(2,167)          $4,854        $   825
                               =======           ======        =======

As required by SFAS 109, the Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has considered the recent and historical results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that a portion of the deferred tax assets will not be realizable. To the extent that an asset will not be realizable, a valuation allowance is established. The tax effects of temporary differences giving rise to deferred tax assets and liabilities as of December 31, are as follows:

                                                     1998           1997
                                                   -------        -------
Deferred tax assets
  Receivable reserves                              $   890        $ 1,550
  Inventory capitalization and reserves              2,874          4,863
  Other asset reserves                               4,796          4,638
  Deferred compensation                              2,323          4,157
  Foreign tax credits                                4,298          2,731
  Net operating losses                               1,593             --
  Valuation allowance                               (8,193)        (8,193)
                                                   -------        -------
                                                   $ 8,581        $ 9,746
                                                   =======        =======
Deferred tax liabilities (depreciation)            $   475        $   354
                                                   =======        =======

At December 31, 1998, the Company had $3,983 of net operating loss carryforwards available to offset future taxable income. These loss carryforwards expire in 2018.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                    1998        1997      1996
                                                    ----        ----      ----

Federal tax (benefit) rate                          (34)%        34%       34%
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal benefit        (27)          9         7
  Effect of foreign tax rates and
   non-utilization of losses (1)                     (7)         19        35
  Tax exempt dividends                               --          --       (16)
  Goodwill                                           19           7        --
  Foreign tax credit                                 --         (12)       --
  Meals and entertainment                             4           1         6
  Other, net                                          3           2        (1)
                                                    ---         ---       ---
Effective tax (benefit) rate                        (42)%        60%       65%
                                                    ===         ===       ===

(1) 1998 includes utilization of prior year foreign losses.

10. Accrued Expenses and Other Current Liabilities

At December 31, 1998 and 1997, accrued expenses and other current liabilities consisted of the following:

                                            1998               1997
                                          -------            -------

Inventory purchases                       $13,778            $13,375
Deferred revenue                           16,909             10,683
Accrued payroll and related and
 deferred compensation                     13,466             11,088
Royalties                                   7,655              1,068
Other                                      31,472             28,617
                                          -------            -------
                                          $83,280            $64,831
                                          =======            =======

11. Restructuring and Nonrecurring Charges

A summary of the restructuring and nonrecurring charges for the year ended December 31, 1998 is as follows:


          Restructuring charge                 $11,813
          Severance expense                      2,332
          Write-down of long-lived assets        1,143
                                               -------
                                               $15,288
                                               =======

Restructuring Charge
On February 13, 1998, the Company announced a plan to restructure its worldwide operations. The plan reflects the Company's strategy to focus on its core business in the promotional marketing industry. As a result of the restructuring plan, the Company consolidated certain operating facilities, discontinued its private label and Cyrk brand business, divested its investment in an apparel joint venture and eliminated approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions affected the screen printing and embroidery business in Gloucester, Massachusetts. As of December 31, 1998, the restructuring has been completed and the remaining restructuring accrual of $953 is primarily related to the liquidation of certain assets which are expected to take place during the first half of 1999.

In the first quarter of 1998, the Company recorded a charge to operations of $15,486 primarily related to asset write-downs ($11,277), employee termination costs ($2,847), lease cancellations ($1,079) and other related exit costs ($283). This charge was based on the Company's intentions and best estimates at the time of the restructuring announcement. Subsequent to the first quarter of 1998, the Company adjusted these estimates to the actual scope and extent of the exit costs of various operating facilities and activities. In the majority of instances the actual costs of the numerous components of the restructuring plan were below management's expectations at the time of the announcement, and the original restructuring charge was revised downward to $11,813, or a reversal of $3,673 of the original accrual.
Specifically, employee termination and lease cancellation costs were lower than initially estimated by approximately $1,711. In addition, the Company made a decision to keep an offshore facility open which was originally scheduled to be closed. This decision, driven by emerging new business developments in Europe, along with the fact that the net realizable value of certain assets expected to be written off in connection with the restructuring was greater than expected, resulted in a further reduction of the original charge to operations of approximately $1,962.

The overall restructuring charge of $11,813 had the effect of reducing 1998 after tax earnings by $6,875 or $0.46 per share. A summary of activity in the restructuring accrual for the year is as follows:

          Balance at January 1, 1998       $    --
          Restructuring provision           15,486
          Employee termination costs
           and other cash payments          (2,305)
          Non-cash asset write-downs        (8,555)
          Accrual reversal                  (3,673)
                                           -------
          Balance at December 31, 1998     $   953
                                           =======

Severance Expense
Effective December 31, 1998, Gregory P. Shlopak, former chief executive officer, resigned from the Company. Mr. Shlopak will continue as a director of Cyrk and provide consulting services to the Company. Pursuant to an agreement entered into with Mr. Shlopak, the Company recorded a nonrecurring fourth quarter pre-tax charge to operations of $2,332. The agreement provides for payments and benefits to Mr. Shlopak payable over a three year period.

Write-down of Long-lived Assets
In connection with the Company's plan to relocate from its Gloucester, Massachusetts facilities, the Company recorded a nonrecurring fourth quarter pre-tax charge to operations of $1,143. This charge represents the estimated net book value of leasehold improvements at the anticipated abandonment date.

12. Stock Plans

At December 31, 1998, the Company had three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Had compensation cost for the Company's 1998, 1997 and 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                       1998             1997            1996
                                                                     -------           ------          ------
     Net income (loss) - as reported                                 $(3,016)          $3,236          $  438
     Net income (loss) - pro forma                                    (6,395)           1,828            (570)
     Earnings (loss) per common share - basic - as reported            (0.20)            0.26            0.04
     Earnings (loss) per common share - diluted - as reported          (0.20)            0.25            0.04
     Earnings (loss) per common share - basic - pro forma              (0.43)            0.15           (0.05)
     Earnings (loss) per common share - diluted - pro forma            (0.43)            0.14           (0.05)

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

1997 Acquisition Stock Plan
The 1997 Acquisition Stock Plan (the "1997 Plan") is intended to provide incentives in connection with the acquisitions of other businesses by the Company. The 1997 Plan is identical in all material respects to the Omnibus Plan, except that the number of shares available for issuance under the 1997 Plan is 1,000,000 shares.

The fair value of each option grant under the above plans was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: expected dividend yield of zero percent for all years; expected life of 4.5 years for 1998 and 3.5 years for 1997 and 1996; expected volatility of 65 percent for 1998, 52 percent for 1997 and 56 percent for 1996; and, a risk-free interest rate of 5.6 percent for 1998, 6.5 percent for 1997 and 5.2 percent for 1996.

The following summarizes the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the year ended on those dates:

                                             1998                  1997                 1996
                                                Weighted              Weighted              Weighted
                                                 Average               Average               Average
                                                Exercise              Exercise              Exercise
                                      Shares      Price     Shares      Price     Shares      Price
                                    --------------------  --------------------  --------------------
Outstanding at beginning of year    2,343,762    $11.31     975,255    $11.47   1,138,628    $15.71
         Granted                      317,750     10.98   1,433,600     11.24     417,500     12.57
         Exercised                    (97,717)    10.53      (9,386)    10.00     (12,281)    10.02
         Canceled                    (387,868)    11.05     (55,707)    12.49    (568,592)    20.81
                                    ---------             ---------              --------
Outstanding at end of year          2,175,927     11.35   2,343,762     11.31     975,255     11.47
                                    =========             =========              ========

Options exercisable at year-end     1,057,031               563,788               214,852
                                    =========             =========              ========

Options available for future grant  1,605,669             1,535,551               913,444
                                    =========             =========              ========

Weighted average fair value of
 options granted during the year        $5.97                 $4.69                 $6.36
                                        =====                 =====                 =====

The following table summarizes information about stock options outstanding at December 31, 1998:

                            Options Outstanding                Options Exercisable
                 ----------------------------------------  ---------------------------
                                     Weighted
                                      Average    Weighted                     Weighted
    Range of                         Remaining    Average                      Average
    Exercise           Number       Contractual  Exercise       Number        Exercise
     Prices         Outstanding         Life       Price     Exercisable        Price
---------------  ----------------------------------------  ---------------------------
$ 8.75 - $10.87      1,016,781       7.9 years    $10.34        578,282        $10.14
 10.88 -  12.25        669,022       7.8           11.03        218,112         11.17
 12.50 -  18.13        479,624       6.8           13.53        250,137         13.38
 23.25 -  28.75         10,500       5.3           28.49         10,500         28.49
                     ---------                                ---------
$ 8.75 - $28.75      2,175,927       7.6           11.35      1,057,031         11.30
                     =========                                =========

Employee Stock Purchase Plan
Pursuant to its 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan"), as amended in May 1997, the Company is authorized to issue up to an aggregate of 300,000 shares of its common stock to substantially all full-time employees electing to participate in the Stock Purchase Plan. Eligible employees may contribute, through payroll withholdings or lump sum cash payment, up to 10% of their base compensation during six-month participation periods beginning in January and July of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Company common stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. Employee purchases amounted to 61,349 shares in 1998, 40,293 shares in 1997 and 41,385 shares in 1996 at prices ranging from $8.39 to $10.63 per share. At December 31, 1998, 117,035 shares were available for future purchases. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: expected dividend yield of zero percent for all years; expected life of six months for all years; expected volatility of 65 percent for 1998, 52 percent for 1997 and 56 percent for 1996; and, a risk-free interest rate of 5.4 percent, 5.4 percent and 5.3 percent for 1998, 1997 and 1996 respectively. The weighted average fair value of those purchase rights per share granted in 1998, 1997 and 1996 was $2.97, $3.14 and $4.28, respectively.

Stock Purchase Warrants
In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10,000 which will be used for general corporate purposes. The warrant is exercisable at any time from the grant date of February 12, 1998 to February 12, 2003 at an exercise price of $10.25 per share, which represented the fair market value on the grant date.

Additionally, in June 1998 , the Company issued a warrant to purchase 200,000 shares of the Company's common stock as part of settling a preacquisition contingency of Simon (see Note 15). The warrant is exercisable at any time from the grant date of June 30, 1998 to July 31, 2002 at an exercise price of $11.00 per share, which represented the fair market value on the grant date.

13. Comprehensive Income

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities, and is presented in the Consolidated Statements of Stockholders' Equity. Prior year statements have been reclassified to conform to the SFAS 130 requirements.

Components of other comprehensive income (loss) consist of the following:

                                                     1998       1997       1996
                                                   -------      ----      -----
Change in unrealized gains
 and losses on investments                         $ 2,477      $140      $  51
Foreign currency translation
 adjustments                                          (148)      618       (714)
Income tax expense related to unrealized
 gains and losses on investments                    (1,035)      (84)       (33)
Income tax (expense) benefit related to foreign
 currency translation adjustments                       62      (371)       464
                                                   -------      ----      -----
Other comprehensive income (loss)                  $ 1,356      $303      $(232)
                                                   =======      ====      =====


14. Profit-Sharing Retirement Plan

The Company has a qualified profit-sharing plan under Section 401(k) of the Internal Revenue Code that is available to substantially all employees. Under this plan the Company matches one-half of employee contributions up to six percent of eligible payroll. Employees are immediately fully vested for their contributions and vest in the Company contribution ratably over a three-year period. The Company's contribution expense for the years ended December 31, 1998, 1997 and 1996 was $988, $709 and $439, respectively.

15. Litigation

The Company and certain of its officers and directors were named as defendants in a putative class action filed on October 18, 1995 in the United States District Court for the Southern District of New York (BARRY HALLETT, JR. V. LI & FUNG, ET AL., Docket No. 95 Civ. 8917). On March 4, 1998, with the assistance of a professional mediator, all parties to the litigation reached an agreement to settle the case which was approved by the Federal District Court on June 26, 1998. The settlement agreement called for a cash contribution by the Company of $4,000; other parties and various insurance carriers have also contributed to the settlement. After consideration of amounts previously accrued, this settlement had an immaterial impact on the Company's 1998 financial condition and results of operations.

On or about February 15, 1997, Montague Corporation ("Montague") filed an action in Middlesex Superior Court, Commonwealth of Massachusetts, MONTAGUE CORPORATION
V. CYRK, INC. (Civil Action No. 97-00888) ("Montague action"), alleging a breach of a May 17, 1995 Exclusive Distribution Agreement naming the Company as the exclusive USA distributor for the sale of Montague bicycles in connection with promotional programs. On March 10, 1999, the Company and Montague entered into a Settlement and Joint Venture Agreement ("Settlement"), terminating the Montague action and establishing a joint venture to sell corporate logoed bicycles for use in various corporate sales programs and promotions. Under the terms of the Settlement, the Company may be obligated to pay Montague up to $900 in cash if the joint venture does not achieve certain financial results within three years from the Settlement date.

On February 11, 1993, Simon Marketing, Inc. ("Simon"), a wholly-owned subsidiary of the Company, filed a complaint against Promotional Concept Group, Inc. ("PCG") in the United States District Court for the Central District of California (Case No. SA-CV 93-156 AHS (EEx)). On April 30, 1993, PCG filed its answer, denying liability, as well as its counterclaim against Simon. On June 30, 1998, Simon and PCG entered into a settlement agreement and, subsequently, entered a dismissal of the lawsuit with the court. As part of settling this preacquisition contingency of Simon, the Company made an upfront payment of $600 to a third party, Interpublic Group of Companies, Inc. ("IPG"). The Company also agreed to pay IPG a total of $2,900 in additional consideration, comprised of warrants to purchase 200,000 shares of the Company's common stock and cash based on the difference between $2,900, certain amounts received by IPG under a separate business arrangement with the Company, and the value of the warrant shares as of different measurement dates. The Company recorded the maximum $3,500 liability as an increase to excess of cost over net assets acquired.

The Company is also involved in other litigation and various legal matters which have arisen in the ordinary course of business. The Company does not believe that the resolution of the above described litigation matters or the ultimate resolution of any other currently pending litigation or other legal matters will have a material adverse effect on its financial condition, results of operations or net cash flows.

16. Related Party Transactions

The Company leases a portion of its sales and administrative offices under a ten-year operating lease agreement expiring December 31, 1999 from a real estate trust of which one of the Company's directors is a trustee and beneficiary. The agreement provides for annual rent of $354 and for the payment by the Company of all utilities, taxes, insurance and repairs.

The Company leases administrative offices and warehouse facilities under a three-year operating lease agreement expiring December 31, 1999 from a real estate trust of which one of the Company's directors is a trustee and beneficiary. The agreement provides for annual rent of $171 and for the payment by the Company of all utilities, taxes, insurance and repairs.

The Company leases warehouse facilities under a fifteen-year operating lease agreement which expires December 31, 2011 from a limited liability company which is jointly owned by an officer and director of the Company. The agreement provides for annual rent of $462 and for the payment by the Company of all utilities, taxes, insurance and repairs.

A former director of the Company is chairman of the executive committee of a corporation which supplies certain promotional products to the Company. Purchases from this corporation amounted to $9,027, $9,904 and $2,064 for the years ended December 31, 1998, 1997 and 1996, respectively. The amounts due to this corporation were $2,043 and $180 at December 31, 1998 and 1997, respectively.

17. Segments and Related Information

For the fiscal year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company operates in one industry: the promotional marketing industry. The Company's business in this industry encompasses the design, development and marketing of high-impact promotional products and programs.

A significant percentage of the Company's sales is attributable to a small number of customers. In addition, a significant portion of trade accounts receivable relates to these customers. The following summarizes the concentration of sales and trade receivables for customers with sales in excess of 10% of total sales for any of the years ended December 31, 1998, 1997 and 1996, respectively:

                       % of Sales              % of Trade Receivables
                 -----------------------      ------------------------
                 1998     1997      1996      1998      1997      1996
                 ----     ----      ----      ----      ----      ----

Company A         11       16        30         9        12        19
Company B         57       36        --        32        40        --
Company C          1       21        38        --        15        57
Company D          1        2        10        --         1         6

The Company conducts its promotional marketing business on a global basis. The following summarizes the Company's net sales for the years ended December 31, 1998, 1997 and 1996, respectively, and long-lived assets as of December 31, 1998, 1997 and 1996, respectively, by geographic area:

                             1998                      1997                      1996
                     ---------------------     ---------------------     -------------------
                                    Long-                     Long-                   Long-
                        Net         lived         Net         lived         Net       lived
                       Sales       Assets        Sales       Assets        Sales      Assets
                     --------     --------     --------     --------     --------    -------
United States        $482,200     $ 99,611     $408,764     $106,677     $232,784    $24,119
Foreign               275,653        3,101      149,859        2,327       18,117        466
                     --------     --------     --------     --------     --------    -------
Consolidated         $757,853     $102,712     $558,623     $109,004     $250,901    $24,585
                     ========     ========     ========     ========     ========    =======

Geographic areas for net sales are based on customer locations. Long-lived assets include property and equipment, excess of cost over net assets acquired and other non-current assets.

18. Earnings Per Share Disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by SFAS 128:

                                                               For the Years Ended December 31,
                                         1998                                1997                                1996
                         ----------------------------------- ----------------------------------- -----------------------------------
                           Income       Shares     Per Share   Income       Shares     Per Share   Income       Shares     Per Share
                         (Numerator) (Denominator)   Amount  (Numerator) (Denominator)   Amount  (Numerator) (Denominator)   Amount
                         ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
Basic EPS:
Income (loss) available
 to common stockholders    $(3,016)    14,962,362    $(0.20)   $3,236      12,592,333    $0.26      $438       10,768,147     $0.04
                                                     ======                              =====                                =====

Effect of Dilutive
 Securities:
Common stock equivalents                       --                              95,835                             140,482

Contingently and non-
 contingently issuable
 shares related to
 acquired companies                            --                             336,406                                  --
                           -------     ----------              ------      ----------               ----       ----------
Diluted EPS:
Income (loss) available
 to common stockholders
 and assumed conversions   $(3,016)    14,962,362    $(0.20)   $3,236      13,024,574     $0.25     $438       10,908,629     $0.04
                           =======     ==========    ======    ======      ==========     =====     ====       ==========     =====

For the year ended December 31, 1998, 695,317 of common stock equivalents were not included in the computation of diluted EPS because to do so would have been antidilutive.

19. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1998 and 1997, respectively:

                                                  First        Second          Third       Fourth
                                                 Quarter       Quarter        Quarter      Quarter
                                                --------      --------       --------     --------
1998
----
Net sales                                       $169,142      $212,609       $163,669     $212,433
Gross profit                                      30,308        31,799         32,570       43,207
Net income (loss)                                 (9,851)         (415)          (245)       7,495
Earnings (loss) per common share - basic           (0.69)        (0.03)         (0.02)        0.49
Earnings (loss) per common share - diluted         (0.69)        (0.03)         (0.02)        0.46


1997
----
Net sales                                       $ 97,188      $106,567       $170,813     $184,055
Gross profit                                      16,865        19,873         31,334       35,023
Net  income                                        2,243           624            124          245
Earnings per common share - basic and diluted       0.21          0.05           0.01         0.02

                                   CYRK, INC.

                                   SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                             Additions
                                             Charged to                         Deductions
Accounts Receivable,      Balance at         Costs and                       (Charged against     Balance at
Allowance for             beginning          Expenses           Other            Accounts            end
Doubtful Accounts         of period     (Bad Debt Expenses)     Additions       Receivable)       of period
--------------------      ---------     -------------------     ---------    ----------------     ----------
      1998                 $3,801             $1,485             $  --              $2,604          $2,682
      1997                  3,191                390               358(1)              138           3,801
      1996                  3,039                152                --                  --           3,191




(1) Represents addition to reserve as a result of acquired companies.



Deferred Income                                Additions
Tax Asset                Balance at            Charged to                                             Balance at
Valuation                beginning             Costs and             Other                                end
Allowance                of  period            Expenses              Additions       Deductions        of period
---------------          ----------            ----------            --------        ----------        ---------
     1998                  $8,193                  --                   --               --              $8,193
     1997                     --                   --                8,193(2)            --               8,193


(2) Represents addition to reserve as a result of an acquisition.

                          EXHIBIT INDEX

   Exhibit No.    Description
   -----------    -----------

    2.1  (1)      Agreement of Merger dated July 6, 1993 between the Registrant and Cyrk, Inc.

    3.1  (5)      Restated Certificate of Incorporation of the Registrant

    3.2  (2)      Amended and Restated By-laws of the Registrant

    4.1  (2)      Specimen certificate representing Common Stock

   10.1  (2)(3)   1993 Employee Stock Purchase Plan

   10.2  (3)(5)   1993 Omnibus Stock Plan, as amended

   10.3  (5)      Lease dated as of April 19, 1989, between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust, and
                  Cyrk, Inc.

   10.3.1 Lease extension agreement dated March 16, 1999 by and between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust and Cyrk, Inc., filed herewith

   10.4  (1)      Revolving Credit Agreement dated as of December 1, 1993,
                  between the Registrant and The Hongkong and Shanghai Banking
                  Corporation Limited

   10.5  (1)      Letter Agreement dated January 5, 1994, between the Registrant and The Hongkong and Shanghai Banking Corporation Limited

   10.6  (1)      Amendment No. 1 to Revolving Credit Agreement dated as of
                  January 12, 1994, between the Registrant and The Hongkong and
                  Shanghai Banking Corporation Limited

   10.7  (1)      Security Agreement dated as of December 1, 1993, between the
                  Registrant and The Hongkong and Shanghai Banking Corporation
                  Limited

   10.8  (4)      Letter Agreement dated May 5, 1994 between the Registrant and
                  The Hongkong and Shanghai Banking Corporation Limited

   10.9  (7)      Letter agreement dated February 7, 1996, between the
                  Registrant and The Wells Fargo HSBC Trade Bank, N.A.

   10.10 (8)      Letter agreement dated March 26, 1997, between the Registrant and The Wells Fargo HSBC Trade Bank, N.A.

   10.11 Letter agreement dated November 20, 1998, between the Registrant and the Wells Fargo HSBC Trade Bank, N.A., filed herewith

   10.12 Amendment No. 4 to Revolving Credit Agreement dated as of January 8, 1999, between the Registrant and the Wells Fargo HSBC Trade Bank, N.A., filed herewith

   10.13 Amendment No. 5 to Revolving Credit Agreement dated as of February 4, 1999, between the Registrant and the Wells Fargo HSBC Trade Bank, N.A., filed herewith

   10.14 (1)      Tax Allocation and Indemnity Agreement dated July 6, 1993, among Cyrk, Inc., the Registrant, Gregory P. Shlopak and
                  Patrick D. Brady

   10.15 (2)(3)   Restricted Stock Purchase Agreement dated May 10, 1993,
                  between the Registrant and Terry B. Angstadt

   10.16 (3)(6)   Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P.
                  Shlopak and Patrick D. Brady, Trustee, entitled "The Shlopak
                  Family 1994 Irrevocable Insurance Trust"

   10.16.1 (3)(6) Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

   10.17 (3)(6)   Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P.
                  Shlopak and Patrick D. Brady, Trustee, entitled "The Gregory
                  P. Shlopak 1994 Irrevocable Insurance Trust"

   10.17.1 (3)(6) Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

   10.18 (3)(6)   Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Walter E. Moxham, Jr. as Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and Walter E. Moxham, Jr., Trustee, entitled
                  "The Patrick D. Brady 1994 Irrevocable Insurance Trust"

   10.18.1 (3)(6) Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

   10.19 (3)(10)  1997 Acquisition Stock Plan

   10.20 (9)      Securities Purchase Agreement dated as of March 18, 1997, by and among Exchange Applications, Inc., Grant & Partners
                  Limited Partnership, Cyrk, Inc., Insight Ventures Partners
                  I, L.P. and certain other parties

    10.21 (11)    Securities Purchase Agreement dated February 12, 1998 by and between Cyrk, Inc. and Ty Warner

    10.22 (12)    Severance Agreement between Cyrk, Inc. and Gregory P. Shlopak

    10.23 (3)     Change of Control Agreement between Cyrk, Inc. and Terry B.
                  Angstadt dated November 2, 1997, filed herewith

    10.24 (3)     Severance Agreement between Cyrk, Inc. and Ted L. Axelrod
                  dated November 20, 1998, filed herewith

    10.25 (3)     Severance Agreement between Cyrk, Inc. and Dominic F. Mammola dated November 20, 1998, filed herewith

    10.25.1 (3)   Amendment No.1 to Severance Agreement between Cyrk, Inc. and
                  Dominic F. Mammola dated March 29, 1999, filed herewith.

    21.1          List of Subsidiaries, filed herewith

    23.1 Consent of PricewaterhouseCoopers LLP - Independent Accountants, filed herewith

    27.97         Restated Financial Data Schedule, filed herewith

    27.98         Financial Data Schedule, filed herewith

    99.1  (12)    Amended Cautionary Statement for Purposes of the "Safe Harbor"
                  Provisions of the Private Securities Litigation Reform Act of
                  1995

--------------------------------------------------------------------------------
         (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-75320) or an amendment thereto and incorporated herein by reference.

         (2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

         (3)      Management contract or compensatory plan or arrangement.

         (4) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1994 and incorporated herein by reference.

         (5) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         (6) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995 and incorporated herein by reference.

         (7) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

         (8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

         (9) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1997 and incorporated herein by reference.

         (10) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-45655) and incorporated herein by reference.

         (11) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

         (12) Filed as an exhibit to the Registrant's Report on Form 8-K dated December 31, 1998 and incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.