Form 10-K405/A
period 1998-12-31
CYRK INC
filed 1999-04-29
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission File Number: 0-21878

                                   CYRK, INC.
               (Exact name of registrant as specified in charter)


             DELAWARE                                        04-3081657
    (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                      Identification Number)


                                   3 POND ROAD
                         GLOUCESTER, MASSACHUSETTS 01930
                    (Address of principal executive offices)

                                 (978) 283-5800
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

Title of Class                              Name of Exchange on which Registered
--------------                              ------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE      THE NASDAQ STOCK MARKET


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At April 2, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $80,318,544.

At April 2, 1999, 15,494,204 shares of the registrant's common stock were outstanding.

This Amendment No. 1 has been filed by the Company for the purpose of amending the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to provide information required by Part III of Form 10-K.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Item 10 is restated in its entirety as follows:

DIRECTORS

The Restated Certificate of Incorporation of the Company provides that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than fifteen) and that the board shall be divided into three classes. There are currently six directors. The following table lists the names and ages of each director and each nominee for director at the 1999 Annual Meeting of Stockholders, the class to which each director is a member, the year in which such director was first elected a director of the Company and the year his term expires:


                 Name                      Age            Class            Year Term Expires          Director Since
                 ----                      ---            -----            -----------------          --------------
Ted L. Axelrod (nominee)                   43              III                   1999                      1998

Joseph W. Bartlett                         65               I                    2000                      1993

Patrick D. Brady                           43              II                    2001                      1990

Joseph Anthony Kouba                       51              II                    2001                      1997

Dominic F. Mammola                         42               I                    2000                      1998

Gregory P. Shlopak                         52              III                   1999                      1990

BUSINESS HISTORY OF DIRECTORS AND NOMINEES

MR. AXELROD joined the Company in 1995 to direct the Company's corporate strategy and development efforts. He was elected Executive Vice President in September 1997 and to the Board of Directors in November 1998. From August 1987 to July 1995, Mr. Axelrod held various positions including Managing Director and Head of Mergers and Acquisitions at BNY Associates, Incorporated, an investment banking subsidiary of The Bank of New York Company, Inc. (formerly BNE Associates, Inc., a subsidiary of The Bank of New England, N.A.).

MR. BARTLETT has been a partner in the law firm of Morrison & Foerster LLP since March 1996. He was a partner in the law firm of Mayer, Brown & Platt from July 1991 until March 1996. From 1969 until November 1990, he was a partner of, and from November 1990 until June 1991 he was of counsel to, the law firm of Gaston & Snow. An involuntary petition under chapter 11 of the federal bankruptcy laws was filed against Gaston & Snow in October 1991. Mr. Bartlett served as undersecretary of the United States Department of Commerce from 1967 to 1968 and as law clerk to the Chief Justice of the United States in 1960.

MR. BRADY is a founder of the Company and has served as one of its directors since its incorporation in 1990. Mr. Brady was the Chief Operating Officer and Treasurer of the Company from May 1990 until May 1993, and served as Chief Financial Officer from May 1993 to September 1994. Mr. Brady was elected President and Chief Operating Officer of the Company in May 1993 and Chief Executive Officer in December 1998. Mr. Brady is a party to a Shareholders Agreement dated June 9, 1997, as amended, with the Company, Gregory Shlopak, Allan Brown and Eric Stanton. Pursuant to the agreement, each of Messrs. Shlopak, Brown and Stanton agrees that if Mr. Brady has been nominated to be a director of the Company at a meeting to elect its directors, each of Messrs. Shlopak, Brown and Stanton shall vote all of his shares to elect Mr. Brady as a director.

MR. KOUBA was elected to the Board of Directors on April 4, 1997. Since 1980, Mr. Kouba has served as the President and a director of Highwood Properties, Inc. (formerly known as Cloverleaf Group, Inc.), a company which is engaged in the real estate investment business. Additionally, since 1998, Mr. Kouba has been a principal of Summit Media LLC, a provider of outdoor advertising services.

MR. MAMMOLA has served as the Company's Chief Financial Officer since 1994. He was elected an Executive Vice President in September 1997 and to the Board of Directors in November 1998. From April 1987 to June 1994, Mr. Mammola was the Chief Financial Officer of Papa Gino's, Inc., a restaurant chain.

MR. SHLOPAK is a founder of the Company and has served as one of its directors since its incorporation in 1990. From May 1990 to May 1993, Mr. Shlopak served as the Company's President and Secretary, and was elected Chairman of the Board and Chief Executive Officer in May 1993. Effective December 31, 1998, Mr. Shlopak resigned as Chief Executive Officer and Chairman. Mr. Shlopak was also the founder, President and a director of a company engaged in the manufacture of custom screen-printed and embroidered apparel and accessories that was incorporated in 1976 and merged into the Company in July 1993. Mr. Shlopak is a party to a Shareholders Agreement dated June 9, 1997, as amended, with the Company, Patrick Brady, Allan Brown and Eric Stanton. Pursuant to the agreement, each of Messrs. Brady, Brown and Stanton agrees that if Mr. Shlopak has been nominated to be a director of the Company at a meeting to elect its directors, each of Messrs. Brady, Brown and Stanton shall vote all of his shares to elect Mr. Shlopak as a director. Currently, Mr. Shlopak is the Co-Chairman of Equity Enterprises, Inc., a New York city based firm which holds controlling and other interests of companies in various industries.

EXECUTIVE OFFICERS

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

                              1994. From April 1987 to June 1994, he was Chief Financial Officer of Papa Gino's, Inc., a restaurant chain.


ITEM 11.  EXECUTIVE COMPENSATION

         Item 11 is restated in its entirety as follows:

EXECUTIVE COMPENSATION

The following table sets forth the compensation the Company paid or accrued for services rendered in 1998, 1997 and 1996, respectively, by the Chief Executive Officer and the other four executive officers of the Company:

                           SUMMARY COMPENSATION TABLE


                                                  ANNUAL COMPENSATION                    LONG TERM COMPENSATION AWARD
                                          ------------------------------------    -----------------------------------------
                                                                      OTHER       RESTRICTED    SECURITIES
         NAME AND                                                    ANNUAL         STOCK       UNDERLYING       ALL OTHER
    PRINCIPAL POSITION        YEAR        SALARY       BONUS      COMPENSATION      AWARDS        OPTIONS      COMPENSATION
    ------------------        ----        ------       -----      ------------      ------        -------      ------------

Gregory P. Shlopak.........   1998       $300,000          --           --             --               --       $2,751,072(2)
Former Chief Executive        1997       $300,000          --           --             --          230,000       $  413,962
Officer(1)                    1996       $300,000          --           --             --               --       $  415,407

Patrick D. Brady...........   1998       $300,000          --           --             --               --       $  252,153(3)
Chief Executive Officer,      1997       $300,000          --           --             --          230,000       $  253,647
Chief Operating Officer and   1996       $300,000          --           --             --               --       $  257,989
President


Terry B. Angstadt..........   1998       $189,999    $ 48,450           --             --           15,000       $   23,124(4)
Executive Vice President      1997       $185,096    $ 50,000           --             --           55,000       $   27,129
                              1996       $175,000       --              --             --           42,500       $   26,156

Dominic F. Mammola.........   1998       $206,346    $125,000           --             --           15,000       $   22,308(5)
Executive Vice President      1997       $185,096    $ 50,000           --             --           70,000       $   25,750
and Chief Financial Officer   1996       $166,635    $ 25,000           --             --           10,000       $   22,828

Ted L. Axelrod(6)..........   1998       $200,000    $125,000           --             --           15,000       $   15,095(7)
Executive Vice President      1997       $200,000    $155,000           --             --           27,500       $   17,652


--------------------

(1) Effective December 31, 1998 and pursuant to a Severance Agreement with the Company, Mr. Shlopak resigned as Chief Executive Officer and Chairman.

(2) Represents (i) $4,800 contributed by the Company to the Company's 401(k) plan on behalf of Mr. Shlopak, (ii) $42,792 in premiums paid by the Company with respect to the cash surrender value benefit payable to Mr. Shlopak's estate under certain reverse split-dollar life insurance policies, (iii) $370,990, such amount representing the benefit to Mr. Shlopak of the payment by the Company in 1998 of premiums with respect to certain split-dollar life insurance policies, calculated as the present value of an interest-free loan of the premiums to Mr. Shlopak over his present actuarial life expectancy or, in the case of two of the policies which are survivorship policies, the actuarial life expectancy of the later to die of Mr. Shlopak and his wife (See "Insurance Arrangements") and (iv) $2,332,490, such amount representing the aggregate value of cash and benefits paid and payable to Mr. Shlopak pursuant to a Severance Agreement between Mr. Shlopak and the Company dated December 31, 1998 pursuant to which Mr. Shlopak resigned as Chief Executive Officer and Chairman.

(3) Represents (i) $4,800 contributed by the Company to the Company's 401(k) plan on behalf of Mr. Brady, (ii) $25,049 in premiums paid by the Company with respect to the cash surrender value benefit payable to Mr. Brady's estate under certain reverse split-dollar life insurance policies, and
      (iii) 222,304, such amount representing the benefit to Mr. Brady of the payment by the Company in 1998 of premiums with respect to certain split-dollar life insurance policies, calculated as the present value of an interest-free loan of the premiums to Mr. Brady over his present actuarial life expectancy. See "Insurance Arrangements".

(4) Represents (i) 4,800 contributed by the Company to the Company's 401(k) plan on behalf of Mr. Angstadt and (ii) $18,324, the benefit to Mr. Angstadt of the payment by the Company in 1998 with respect to a split-dollar life insurance policy, calculated as the present value of an interest-free loan of the premiums to Mr. Angstadt over his present actuarial life expectancy. See "Insurance Arrangements".

(5) Represents (i) $4,800 contributed by the Company to the Company's 401(k) plan on behalf of Mr. Mammola and (ii) $17,508, the benefit to Mr. Mammola of the payment by the Company in 1998 of premiums with respect to a split-dollar life insurance policy, calculated as the present value of an interest-free loan of the premium to Mr. Mammola over his present actuarial life expectancy. See "Insurance Arrangements".

(6) Mr. Axelrod joined the Company in July 1995 and became an executive officer on September 24, 1997.

(7) Represents (i) $4,800 contributed by the Company to the Company's 401(k) plan on behalf of Mr. Axelrod and (ii) $10,295, the benefit to Mr. Axelrod of the payment by the Company in 1998 of premiums with respect to a split-dollar life insurance policy, calculated as the present value of an interest-free loan of the premium to Mr. Axelrod over his present actuarial life expectancy. See "Insurance Arrangements".

                      OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information with respect to stock options granted to each of the Company's executive officers during 1998.


                                                                                         Potential Realized Value at
                                                                                           Assumed Annual Rates of
                                                                                         Stock Price Appreciation for
                                                   Individual Grants                             Option Term(4)
                         ------------------------------------------------------------    ----------------------------
                              Number of      Percent of Total
                             Securities       Options Granted
                             Underlying       to Employees in   Exercise   Expiration
          Name            Options Granted(1)   Fiscal Year(2)    Price(3)     Date          5%               10%
          ----            ------------------   --------------   ---------  ----------       --               ---

Gregory P. Shlopak               --                 --             --          --             --              --

Patrick D. Brady                 --                 --             --          --             --              --

Terry B. Angstadt              15,000              4.7%         $10.438      6/5/08        $98,430         $249,480

Dominic F. Mammola             15,000              4.7%         $10.438      6/5/08        $98,430         $249,480

Ted L. Axelrod                 15,000              4.7%         $10.438      6/5/08        $98,430         $249,480


-----------------

(1) These options become exercisable in three equal installments on the first, second and third anniversaries of the date of grant.

(2) Based on an aggregate of 317,750 shares subject to options granted to employees of the Company in 1998.

(3) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant.

(4) The potential realizable value is calculated based on the term of the option (ten years) at its date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. However, the optionee will not actually realize any benefit from the option unless the market value of the Company's stock price in fact increases over the option price.

               AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

The following table sets forth for each of the Company's executive officers certain information regarding exercises of stock options during 1998 and stock options held at the end of 1998.

                                                                  NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                               SHARES                                  UNDERLYING                     IN-THE-MONEY
                              ACQUIRED                             UNEXERCISED OPTIONS                 OPTIONS AT
                                 ON             VALUE              AT FISCAL YEAR-END               FISCAL YEAR-END(1)
           NAME               EXERCISE         REALIZED         EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
           ----               --------         --------         -------------------------       -------------------------

Gregory P. Shlopak(2)              --               --                              --                     --
Patrick D. Brady                   --               --                 76,667 / 153,333                    --
Terry B. Angstadt(3)           27,285          $200,000                33,549 /  51,666                    --
Dominic F. Mammola(4)          27,688          $199,998                 5,646 /  61,666                    --
Ted L. Axelrod(5)              30,214          $199,999                18,953 /  40,833                    --

------------------

(1) This "value" is the difference between the market price of the Common Stock subject to the options on December 31, 1998 ($7.50 per share) and the option exercise (purchase) price, assuming the options were exercised and the shares sold on that date.

(2) Pursuant to a Severance Agreement between Mr. Shlopak and the Company dated December 31, 1998, Mr. Shlopak resigned as Chief Executive Officer and Chairman, and all of his options were cancelled.

(3) On May 6, 1998, the Company purchased from Mr. Angstadt at fair market value stock options held by him exercisable for 27,285 shares.

(4) On May 6, 1998, the Company purchased from Mr. Axelrod at fair market value stock options held by him exercisable for 30,214 shares.

(5) On May 6, 1998, the Company purchased from Mr. Mammola at fair market value stock options held by him exercisable for 27,688 shares.

INSURANCE ARRANGEMENTS

The Company provides split-dollar life insurance benefits to Messrs. Shlopak and Brady. The Company has agreed to pay the premiums for (i) two whole life policies on the lives of each of Messrs. Shlopak and Brady and (ii) two survivorship policies on the lives of Mr. Shlopak and his wife. The Company is obligated to pay these premiums whether or not either executive remains employed by the Company. The Company has certain rights to borrow against these policies and the right to receive an amount equal to all premiums paid by it not later than upon the death of the insured executive (or, in the case of the survivorship policies, upon the death of the later to die of Mr. Shlopak or his wife). The irrevocable trusts established by Messrs. Shlopak and Brady which own the foregoing policies are entitled to borrow against the policies, subject to certain limitations, while the Company has an interest in the policies. Such trusts are also entitled to receive the death benefits under the policies net of the cumulative premiums paid by the Company. The aggregate annual premium amount payable by the Company in respect of the split-dollar policies insuring the lives of Messrs. Shlopak and Brady is $435,261 and $257,462, respectively.

The Company also provides split-dollar life insurance benefits to its three other executive officers, Messrs. Angstadt, Axelrod and Mammola. The Company has agreed to pay the premiums for a whole life policy on the lives of each of Messrs. Angstadt, Axelrod and Mammola. However, the Company can terminate its obligation in accordance with severance or change of control agreements between the Company and Messrs. Axelrod, Angstadt and Mammola, respectively. See "Severance and Change of Control Agreements". The Company has certain rights to borrow against these policies and the right to receive upon the death of the insured executive an amount equal to the lesser of (i) the cash surrender value of the policy and (ii) the aggregate amount of premiums paid by the Company at such date. The aggregate annual premium amount payable by the Company for the split-dollar policies insuring the lives of Messrs. Angstadt, Axelrod and Mammola is $27,937, $14,954 and $25,442, respectively.

In addition, the Company provides Messrs. Shlopak and Brady with reverse split-dollar life insurance pursuant to which the Company pays the premiums on universal life insurance policies on the lives of Messrs. Shlopak and Brady. Upon the death of either, assuming the policies are still in force, the Company is entitled to receive the death benefit ($4,250,000 on the life of each) and the deceased executive's estate is entitled to receive the cash surrender value of the policy.

DIRECTORS' COMPENSATION

Directors who are employees of the Company receive no compensation for their services on the Board. Directors who are not employees of the Company receive $1,000 for each Board meeting they attend and are also reimbursed for reasonable out-of-pocket expenses incurred in attending such meetings. In addition, on March 31 of each year, non-employee directors of the Company are granted a stock option covering 5,000 shares of Common Stock that vests in two equal installments on each of the first and second anniversaries of the date of grant. Grants to non-employee directors are made out of the Company's 1993 Omnibus Stock Option Plan. The Company may also provide additional compensation to its non-employee directors for special assignments performed from time to time. In February 1999, the Company granted stock options for 30,000 and 20,000 shares, respectively, to Joseph W. Bartlett and Joseph Anthony Kouba for special assignments performed by them in 1998. The options vest in two equal installments on each of the first and second anniversaries of the date of grant.

SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

The Company entered into severance agreements with Messrs. Axelrod and Mammola. Pursuant to these agreements, upon termination of their employment with the Company (other than for cause or disability or by them without "good reason"), Messrs. Axelrod and Mammola will each be entitled to receive a lump sum payment equal to three times their annual compensation (including without limitation, salary, bonus, and 401(k) matching contributions), certain insurance coverages would continue to be maintained for them by the Company until the second anniversary of termination of employment, and all of their stock options would become immediately exercisable. Mr. Angstadt has entered into a change of control agreement with the Company that has substantially the same terms and conditions as Messrs. Axelrod's and Mammola's severance agreements, except that the termination of Mr. Angstadt's employment with the Company must occur within two years of a change of control of the Company.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general. Each member of the Committee is a non-employee director.

The Company's overall policy for compensating executive officers is to establish aggregate compensation levels sufficient to retain and attract executive officers capable of leading the Company to achieve its business objectives. The principal components of executive compensation are salary, bonus and stock option grants. The Company also provides supplemental life insurance benefits to its executive officers. In addition, executives are eligible to participate, on a nondiscriminatory basis, in benefit programs provided to employees generally, including group medical and life insurance programs and the Company's 401(k) plan. From time to time, the Company retains independent consultants to benchmark the Company's compensation practices for its executives and key employees.

The Company's compensation policy with respect to its Chief Executive Officer is the same as its policy for executives generally. While the Committee considers various factors in determining the amount of each component of compensation, such determinations are ultimately based on the Committee's subjective judgment as to what is reasonable and appropriate and not on established criteria or formulas.

Salary: The 1993 salaries of Messrs. Shlopak and Brady were established by agreement among the Company's stockholders. Immediately prior to the initial public offering, these salaries were increased to $300,000 per year to reflect the anticipated increase in their responsibilities as executive officers of a publicly traded company and because of the Company's anticipated discontinuance of the payment of cash dividends after the offering. These salaries were subsequently ratified by the Compensation Committee each year and have not changed materially since 1993. The salaries of the Company's other three executive officers were based on the compensation paid to them during the prior year and the Committee's qualitative assessment of their contributions to the Company.

Bonus: In 1998, the Company paid a $125,000 bonus to each of Mr. Mammola and Mr. Axelrod, and the Company paid a $48,450 bonus to Mr. Angstadt. The decision to pay these bonuses was made by the Committee in its discretion based on its qualitative assessment of their contributions to the Company in 1998.

Stock Options: The Committee believes that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The exercise price of stock options is equal to the market price of the Common Stock on the date of grant. The stock options granted to the executive officers in 1998 were based on the Committee's qualitative assessment of their contributions to the Company.

Insurance: The split-dollar life insurance program for Messrs. Shlopak and Brady was implemented by the Committee in 1994 in recognition of the substantial contributions made by these two key officers in 1994 and in prior years. In 1995, the Committee implemented split-dollar life insurance programs for its other executive officers. Messrs. Angstadt, Mammola and Axelrod participate in this program. The Committee's decision to make this insurance available was based on the Committee's evaluation of competitive compensation programs required to attract and retain executive officers in its industry.

Compliance with Internal Revenue Code Section 162 (m). Section 162 (in) of the Internal Revenue Code enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. Qualifying, performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Committee currently intends to structure stock option grants to executive officers in a manner that complies with the performance-based requirements of the statute. However, the Committee otherwise anticipates that the statute will not alter the Company's policy of establishing executive compensation at levels sufficient to retain and attract executive officers, regardless of deductibility.

The Compensation Committee:        Joseph W. Bartlett      Joseph Anthony Kouba

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

General. Decisions concerning executive compensation are made by the Compensation Committee of the Board of Directors, which during 1998 consisted of Mr. Bartlett and Mr. Kouba, neither of whom is or was an officer or employee of the Company or any of its subsidiaries. In 1998, none of the executive officers of the Company served as an executive officer or on the board of directors of any entity of which Mr. Bartlett or Mr. Kouba also served as an executive officer or member of the board of directors.

The Performance Graph and the Report of the Compensation Committee on Executive Compensation in this Amendment No. 1 to Form 10-K Statement are not and shall not be deemed incorporated by reference into any filings of the Company with the Securities and Exchange Commission by implication or by any reference in any such filings to this Amendment No. 1 to Form 10-K.

PERFORMANCE GRAPH

The following graph assumes an investment of $100 on December 31, 1993 and compares changes thereafter (through December 31, 1998) in the market price of the Common Stock with (i) the Nasdaq Market Index (a broad market index) and
(ii) the Advertising Agency (a published industry index).

The Nasdaq Market Index includes both U.S. and foreign companies listed on The Nasdaq Stock Market and The Nasdaq SmallCap Market. The Advertising Agency Group (MG Industry Group 091) consists of all companies listed on the New York and American stock exchanges, and The Nasdaq Stock and SmallCap Markets that derive a majority of their revenues (as shown in their annual reports) from advertising. UPON THE REQUEST OF ANY STOCKHOLDER, THE COMPANY WILL FURNISH A LIST OF THE COMPANIES COMPRISING THE ADVERTISING AGENCY GROUP.

The performance of the indices is shown on a total return (dividend reinvestment) basis; however, the Company paid no dividends during the period shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates.

                     Comparison of Annual Cumulative Return
       Cyrk, Inc., The Advertising Agency Group & The Nasdaq Market Index

                               [GRAPHIC OMITTED]

                         ----------------------------------FISCAL YEAR ENDING---------------------------------
COMPANY INDEX/MARKET     12/31/1993     12/30/1994     12/29/1995     12/31/1996     12/31/1997     12/31/1998
Cyrk Inc                     100.00         179.89          42.39          56.52          42.12          32.61

Consumer Non-Durables        100.00         104.75         126.80         159.75         187.80         197.79

NASDAQ Market Index          100.00         104.99         136.18         169.23         207.00         291.96

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Item 12 is restated in its entirety as follows:

The following tables set forth certain information regarding beneficial ownership of the Company's Common Stock at April 2, 1999. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially 5% or more of the outstanding Common Stock.


              NAME AND ADDRESS                          NUMBER OF SHARES                  PERCENTAGE
            OF BENEFICIAL OWNER                         OF COMMON STOCK                    OF CLASS
            -------------------                         ----------------                  ----------
The Equitable Companies Incorporated(1)                     1,937,100                       12.5%
1290 Avenue of the Americas
New York, NY  10104

Franklin Resources, Inc.(2)                                 1,187,400                        7.7%
777 Mariners Island Boulevard, 6th
Floor
San Mateo, CA  94404




Allan I. Brown(3)                                            1,148,023                        7.4%
c/o Simon Marketing, Inc.
1900 Avenue of the Stars, 4th Floor
Los Angeles, CA 90067-4301

Eric Stanton(4)                                              1,148,023                        7.4%
c/o Simon Marketing, Inc.
Evergo House
38 Gloucester Road
Wanchai
Hong Kong

H. Ty Warner(5)                                              1,075,610                        6.9%
P.O. Box 5377
Oak Brook, IL  60522

Heartland Advisors, Inc.(6)                                  1,050,700                        6.8%
790 North Milwaukee Street
Milwaukee, WI  53202

Dimensional Fund Advisors Inc.(7)                              845,500                        5.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

----------------------

(1) The information concerning this holder is based solely on information contained in filings it has made with the Securities and Exchange Commission pursuant to Sections 13(d) or 13(g) of the Securities Exchange Act of 1934. The Equitable Companies Incorporated (the "Equitable Companies") is the parent holding company of Alliance Capital Management L.P., a registered investment advisor ("Alliance"), which is deemed to have sole voting power as to 1,144,100 of these shares and sole dispositive power as to 1,908,600 of these shares. Alliance indicates that it acquired the shares solely for investment purposes on behalf of client discretionary investment advisory accounts. A majority interest in the Equitable Companies is owned beneficially by AXA (9 Place Vendome, 75001, Paris, France), and a group of four French mutual funds located in Paris, France beneficially owns a majority interest in AXA.

(2) The information concerning this holder is based solely on information contained in filings it has made with the Securities and Exchange Commission pursuant to Sections 13 (d) and 13 (g) of the Securities Exchange Act of 1934. The shares are beneficially owned by one or more investment companies or other managed accounts which are advised by investment advisor subsidiaries of Franklin Resources, Inc. ("FRI") and grant the FRI subsidiaries sole voting power and sole dispositive power as to all of the shares. Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI.

(3) Allan Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,148,023 shares. Mr. Brown is party to a Shareholders Agreement dated June 9, 1997, as amended, with the Company, Eric Stanton, Gregory Shlopak and Patrick Brady, pursuant to which he may be deemed to have shared voting power over 5,012,380 shares for the purpose of electing certain directors and may be deemed to be a member of a "group" for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Mr. Brown expressly disclaims beneficial ownership of any shares except for the 1,148,023 shares as to which he possesses sole voting and dispositive power.

(4) Eric Stanton has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,148,023 shares. Mr. Stanton is party to a Shareholders Agreement dated June 9, 1997, as amended, with the Company, Allan Brown, Gregory Shlopak and Patrick Brady, pursuant to which he may be deemed to have shared voting power over 5,012,380 shares for the purpose of electing certain directors and may be deemed to be a member of a "group" for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Mr. Stanton expressly disclaims beneficial ownership of any shares except for the 1,148,023 shares as to which he possesses sole voting and dispositive power.

(5) Includes 100,000 shares issuable pursuant to a warrant which is currently exercisable.

(6) The information concerning this holder is based solely on information contained in filings it has made with the Securities and Exchange Commission pursuant to Sections 13 (d) and 13 (g) of the Securities Exchange Act of 1934. Heartland Advisors, Inc. is a registered investment advisor, and has indicated that it has the sole power to dispose, or to direct the disposition of, all of the shares.

(7) The information concerning this holder is based solely on information contained in filings it has made with the Securities and Exchange Commission pursuant to Sections 13 (d) and 13 (g) of the Securities Exchange Act of 1934. Dimensional Fund Advisors Inc. ("Dimensional") is a registered investment advisor for four investment companies and also serves as investment manager to certain other investment vehicles. In its roles as investment advisor and investment manager, Dimensional has the sole power to vote, or to direct the vote of, and the sole power to dispose, or direct the disposition of, all of the shares. Dimensional disclaims beneficial ownership of all of the shares.

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information at April 2, 1999 regarding the beneficial ownership of the Company's Common Stock (including Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 2, 1999) by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.


              Name and Address                          Number of Shares               Percentage of
            of Beneficial Owner(1)                       of Common Stock                   Class
            ----------------------                      ----------------               -------------

Patrick D. Brady(2)                                        1,448,934                         9.4%

Gregory P. Shlopak(3)                                      1,267,400                         8.2%

Terry B. Angstadt(4)                                          55,705                           *

Ted L. Axelrod(5)                                             35,620                           *

Dominic F. Mammola(6)                                         29,732                           *

Joseph W. Bartlett(7)                                         27,500                           *

Joseph Anthony Kouba(8)                                        2,500                           *

All directors and executive                                 2,867,391                       18.5%
officers as a group (seven persons)(9)


----------------

 *    Represents less than 1%.

(1) The address of each of the directors and executive officers is c/o Cyrk, Inc., 21 Pond Road, Gloucester, Massachusetts 01930.

(2) Includes (i) 90,408 shares held by a private charitable foundation as to which Mr. Brady, as trustee, has sole voting and dispositive power and
      (ii) 153,333 shares issuable pursuant to stock options exercisable within 60 days of April 2, 1999. Mr. Brady is a party to Shareholders Agreement dated June 9, 1997, as amended, with the Company, Allan Brown, Eric Stanton and Gregory Shlopak pursuant to which he may be deemed to have shared voting power over 5,012,380 shares for the purpose of electing certain directors and may be deemed to be a member of a "group" for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Mr. Brady expressly disclaims beneficial ownership of any shares except for the 1,448,934 shares as to which he possesses sole dispositive and voting power.

(3) Includes 74,401 shares held by a private charitable foundation as to which Mr. Shlopak, as trustee, has sole voting and dispositive power. Mr. Shlopak is a party to Shareholders Agreement dated June 9, 1997, as amended, with the Company, Allan Brown, Eric Stanton and Patrick Brady pursuant to which he may be deemed to have shared voted power over 5,012,380 shares for the purpose of electing certain directors and may be deemed to be a member of a "group" for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Mr. Shlopak expressly disclaims beneficial ownership of any shares except for the 1,267,400 shares as to which he possesses sole dispositive and voting power. Pursuant to a Severance Agreement between Mr. Shlopak and the Company dated December 31, 1998, Mr. Shlopak resigned as Chief Executive Officer and Chairman, and all of his options were cancelled.

(4) Includes 51,882 shares issuable pursuant to stock options exercisable within 60 days of April 2, 1999.

(5) The 35,620 shares are issuable pursuant to stock options exercisable within 60 days of April 2, 1999.

(6) Includes 28,979 shares issuable pursuant to stock options exercisable within 60 days of April 2, 1999.

(7) The 27,500 shares are issuable pursuant to stock options exercisable within 60 days of April 2, 1999.

(8) The 2,500 shares are issuable pursuant to stock options exercisable within 60 days of April 2, 1999.

(9) Includes (i) 74,401 shares held by a private charitable foundation as to which Mr. Shlopak, as trustee, has sole voting and dispositive power, (ii) 90,408 shares held by a private charitable foundation as to which Mr. Brady, as trustee, has sole voting and dispositive power and (iii) a total of 299,814 shares issuable pursuant to stock options exercisable within 60 days of April 2, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Item 13 is restated in its entirety as follows:

The following information sets forth certain transactions, or series of similar transactions, between the Company and any director, nominee for director, executive officer, or beneficial owner of more than 5% of the Company's shares.

REAL ESTATE MATTERS. Pursuant to a lease entered into in 1989, the Company leases its principal executive offices located in Gloucester, Massachusetts from PG Realty Trust, of which Mr. Shlopak is a trustee and beneficiary. The aggregate annual rent under the lease is $354,000. Additionally, pursuant to a lease entered into in January 1997, the Company leases other executive office and warehouse space in Gloucester, Massachusetts from PG Realty Trust, of which Mr. Shlopak is a trustee and beneficiary. The aggregate annual rent under the lease is $171,000. Each lease is triple net and terminates in December 1999. The Company does not currently intend to renew either lease at the expiration of their respective terms.

The Company leases a warehouse and distribution facility in Danvers, Massachusetts under the terms of a fifteen-year operating lease agreement which expires December 2011 from a limited liability company which is owned by Messrs. Shlopak and Brady. The lease is triple net and, the aggregate annual rent under the lease is $462,000.

TRANSACTIONS WITH DIRECTORS. Louis Marx, Jr. resigned as a director of the Company effective December 31, 1998. Mr. Marx is a director of Swiss Army Brands, Inc. ("Swiss Army Brands") which is a supplier of promotional products to the Company. The Company purchased $9,027,000 in product from this affiliate of Mr. Marx in 1998. The Company owns a 2.6% interest in Hudson River Capital LLC, a venture capital company founded and controlled by Swiss Army Brands. Messrs. Marx and Shlopak are directors of Hudson River Capital LLC.

TRANSACTIONS WITH CERTAIN SHAREHOLDERS. In December 1997, the Company entered into a License Agreement with Ty, Inc. ("TY"), the world's largest manufacturer and marketer of plush toys (sold under the name Beanie Babies(R)), which granted the Company the exclusive right to develop and market to retailers certain licensed Beanie Babies products. Ty Warner is the sole shareholder of TY and beneficially owns more than 5% of the Company's shares. In 1998, net sales of Beanie Babies related products by the Company were approximately $54,897,000.

INDEBTEDNESS OF MANAGEMENT

During fiscal 1997, Dominic F. Mammola, Executive Vice President and Chief Financial Officer of the Company, was indebted to the Company in the amount of $75,000. Mr. Mammola incurred this sum of indebtedness because of an advance made to him by the Company. His largest aggregate amount of indebtedness outstanding at any time during fiscal 1998 was $75,000. Mr. Mammola repaid the indebtedness in full in June 1998.

During fiscal 1997, Ted L. Axelrod, Executive Vice President of the Company, was indebted to the Company in the amount of $100,000. Mr. Axelrod incurred this sum of indebtedness because of an advance made to him by the Company. His largest aggregate amount of indebtedness outstanding at any time during fiscal 1998 was $100,000. The amount of indebtedness outstanding as of April 2, 1999 was $100,000. The rate of interest charged on the indebtedness is the federal statutory rate.

During fiscal 1998, Gregory P. Shlopak, former Chief Executive Officer and Chairman of the Company, was indebted to the Company in the amount of $256,947. Mr. Shlopak incurred this sum of indebtedness because of an advance made to him by the Company. Pursuant to a Severance Agreement dated December 31, 1998 between the Company and Mr. Shlopak, the Company forgave this indebtedness.

During fiscal 1998, Patrick D. Brady, Chief Executive Officer, Chief Operating Officer and President of the Company, was indebted to the Company in the amount of $75,715. Mr. Brady incurred this sum of indebtedness because of an advance made to him by the Company. His largest indebtedness at any time during fiscal 1998 was $75,715. The amount of indebtedness as of April 2, 1999 was $77,388. The rate of interest charged on the indebtedness is the federal statutory rate.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         Item 14 is amended to include the following documents as exhibits:

--------------------------------------------------------------------------------
EXHIBIT NO.         DESCRIPTION

--------------------------------------------------------------------------------
10.21 Form of Indemnification Agreement between the Registrant and its directors, filed herewith.
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CYRK, INC.



Dated:   April 29, 1999                     By: /s/ Patrick D. Brady
                                                -------------------------------
                                                Patrick D. Brady
                                                Chief Executive Officer, Chief
                                                Operating Officer and President