Form 10-K/A
period 1998-12-31
CYRK INC
filed 1999-05-07
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

            Title of Class                 Name of Exchange on Which Registered
----------------------------------------  --------------------------------------
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

This Amendment No. 2 has been filed by the Company for the purpose of amending the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to provide information required by item 11 of Part III of Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

         Item 11 is restated in its entirety as follows:

EXECUTIVE COMPENSATION

The following table sets forth the compensation the Company paid or accrued for services rendered in 1998, 1997 and 1996, respectively, by the Chief Executive Officer and the other four executive officers of the Company:


                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION               LONG TERM COMPENSATION AWARD
                                            -----------------------------------  --------------------------------------
                                                                      OTHER      RESTRICTED  SECURITIES
         NAME AND                                                     ANNUAL       STOCK     UNDERLYING     ALL OTHER
    PRINCIPAL POSITION           YEAR       SALARY        BONUS    COMPENSATION    AWARDS     OPTIONS      COMPENSATION
    ------------------           ----       ------        -----    ------------    ------     -------      ------------
Gregory P. Shlopak ............. 1998      $300,000          --        --            --          --        $ 2,751,072(2)
Former Chief Executive           1997      $300,000          --        --            --       230,000      $   413,962
Officer(1)                       1996      $300,000          --        --            --          --        $   415,407

Patrick D. Brady ............... 1998      $300,000      $250,000      --            --          --        $   252,153(3)
Chief Executive Officer,         1997      $300,000          --        --            --       230,000      $   253,647
Chief Operating Officer          1996      $300,000          --        --            --          --        $   257,989
and President


Terry B. Angstadt .............. 1998      $189,999      $ 48,450      --            --        15,000      $    23,124(4)
Executive Vice President         1997      $185,096      $ 50,000      --            --        55,000      $    27,129
                                 1996      $175,000          --        --            --        42,500      $    26,156

Dominic F. Mammola ............. 1998      $206,346      $125,000      --            --        15,000      $    22,308(5)
Executive Vice President         1997      $185,096      $ 50,000      --            --        70,000      $    25,750
and Chief Financial Officer      1996      $166,635      $ 25,000      --            --        10,000      $    22,828

Ted L. Axelrod(6) .............. 1998      $200,000      $125,000      --            --        15,000      $    15,095(7)
Executive Vice President         1997      $200,000      $155,000      --            --        27,500      $    17,652

------------------------------------------

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

                                                                                         Potential Realized Value at
                                                                                        Assumed Annual Rates of Stock
                                                                                            Price Appreciation for
                                             Individual Grants                                  Option Term(4)
                          -----------------------------------------------------------   ------------------------------
                             Number of       Percent of Total
                             Securities       Options Granted
                             Underlying       to Employees in   Exercise   Expiration
         Name             Options Granted(1)   Fiscal Year(2)    Price(3)     Date           5%              10%
         ----             ---------------      -----------       -----        ----          ----            ----

Gregory P. Shlopak               --                 --             --          --            --              --

Patrick D. Brady                 --                 --             --          --            --              --

Terry B. Angstadt              15,000              4.7%         $10.438      6/5/08        $98,430        $249,480

Dominic F. Mammola             15,000              4.7%         $10.438      6/5/08        $98,430        $249,480

Ted L. Axelrod                 15,000              4.7%         $10.438      6/5/08        $98,430        $249,480

-----------------------------------------


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

------------------------------------

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

The Company also provides split-dollar life insurance benefits to its three other executive officers, Messrs. Angstadt, Axelrod and Mammola. The Company has agreed to pay the premiums for a whole life policy on the lives of each of Messrs. Angstadt, Axelrod and Mammola. However, the Company can terminate its obligation in accordance with severance or change of control agreements between the Company and Messrs. Axelrod, Angstadt and Mammola, respectively. See "Severance and Change of Control Agreements". The Company has certain rights to borrow against these policies and the right to receive upon the death of the insured executive an a mount equal to the lesser of (i) the cash surrender value of the policy and (ii) the aggregate amount of premiums paid by the Company at such date. The aggregate annual premium amount payable by the Company for the split-dollar policies insuring the lives of Messrs. Angstadt, Axelrod and Mammola is $27,937, $14,954 and $25,442, respectively.

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

Bonus: For 1998, the Company paid a $250,000 bonus to Mr. Brady. In addition, the Company paid a $125,000 bonus to each of Mr. Mammola and Mr. Axelrod, and the Company paid a $48,450 bonus to Mr. Angstadt. The decision to pay these bonuses was made by the Committee in its discretion based on its qualitative assessment of their contributions to the Company in 1998.

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

Compliance with Internal Revenue Code Section 162 (m). Section 162 (m) of the Internal Revenue Code enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. Qualifying, performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Committee currently intends to structure stock option grants to executive officers in a manner that complies with the performance-based requirements of the statute. However, the Committee otherwise anticipates that the statute will not alter the Company's policy of establishing executive compensation at levels sufficient to retain and attract executive officers, regardless of deductibility.

The Compensation Committee:        Joseph W. Bartlett       Joseph Anthony Kouba

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

General. Decisions concerning executive compensation are made by the Compensation Committee of the Board of Directors, which during 1998 consisted of Mr. Bartlett and Mr. Kouba, neither of whom is or was an officer or employee of the Company or any of its subsidiaries. In 1998, none of the executive officers of the Company served as an executive officer or on the board of directors of any entity of which Mr. Bartlett or Mr. Kouba also served as an executive officer or as a member of the board of directors.

The Performance Graph and the Report of the Compensation Committee on Executive Compensation in this Amendment No. 2 to Form 10-K Statement are not and shall not be deemed incorporated by reference into any filings of the Company with the Securities and Exchange Commission by implication or by any reference in any such filings to this Amendment No. 2 to Form 10-K.

PERFORMANCE GRAPH

The following graph assumes an investment of $100 on December 31, 1993 and compares changes thereafter (through December 31, 1998) in the market price of the Common Stock with (i) the Nasdaq Market Index (a broad market index) and
(ii) The Advertising Agency Group (a published industry index).

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


                        Comparison of Annual Cumulative Return
          Cyrk, Inc., The Advertising Agency Group & The Nasdaq Market Index





                                [GRAPHIC OMITTED]






COMPANY INDEX/MARKET                12/31/1993    12/31/1994     12/31/1995     12/31/96     12/31/97     12/31/98
-------------------                ----------    ----------     ----------     --------     --------     --------
Cyrk, Inc.                            100.00        179.89          42.39         56.52        42.12        32.61

Consumer Non-Durables                 100.00        104.75         126.80        159.75       187.80       197.79

NASDAQ Market Index                   100.00        104.99         136.18        169.23       207.00       291.96

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CYRK, INC.


Dated:  May 7, 1999                By:  /s/ Dominic F. Mammola
                                        ------------------------------
                                        Dominic F. Mammola
                                        Chief Financial Officer and Executive
                                        Vice President