Form 10-Q
period 1999-03-31
CYRK INC
filed 1999-05-14
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________to __________________

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


At April 30, 1999, 15,494,204 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I            FINANCIAL INFORMATION                                           PAGE NUMBER


                  Item 1.  Financial Statements (Unaudited)

                           Consolidated Balance Sheets -
                           March 31, 1999 and December 31, 1998                              3

                           Consolidated Statements of Operations -
                           For the three months ended March 31, 1999
                           and 1998                                                          4

                           Consolidated Statements of Comprehensive Income -
                           For the three months ended March 31, 1999
                           and 1998                                                          5

                           Consolidated Statements of Cash Flows -
                           For the three months ended March 31, 1999
                           and 1998                                                          6


                           Notes to Consolidated Financial Statements                      7-8


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                  9-12


PART II           OTHER INFORMATION


                  Item 6.  Exhibits and Reports on Form 8-K                                 13


                  SIGNATURES                                                                14


                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                           March 31, 1999     December 31, 1998
                                                                            --------------    -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                   $  58,179           $  75,819
  Investment                                                                      3,769               2,944
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $3,494
     at March 31, 1999 and $2,682 at December 31, 1998                           82,522              87,372
   Officers, stockholders and related parties                                       205                 204
  Inventories                                                                    68,266              51,250
  Prepaid expenses and other current assets                                       7,459               7,227
  Deferred and refundable income taxes                                           10,782               9,813
                                                                              ---------           ---------
     Total current assets                                                       231,182             234,629
Property and equipment, net                                                      13,022              13,285
Excess of cost over net assets acquired, net                                     81,933              82,771
Other assets                                                                      9,044               6,656
                                                                              ---------           ---------
                                                                              $ 335,181           $ 337,341
                                                                              =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                       $  16,509           $  16,929
  Accounts payable:
   Trade                                                                         49,914              43,907
   Affiliates                                                                        --               2,043
  Accrued expenses and other current liabilities                                 80,845              83,280
  Accrued restructuring expenses                                                    575                 953
                                                                              ---------           ---------
     Total current liabilities                                                  147,843             147,112
Long-term obligations                                                            12,191              12,099
Deferred income taxes                                                               230                 475
                                                                              ---------           ---------
     Total liabilities                                                          160,264             159,686
                                                                              ---------           ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued          --                  --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     15,494,204 shares issued and outstanding at March 31, 1999 and
     15,453,058 shares issued and outstanding at December 31, 1998                  155                 155
  Additional paid-in capital                                                    139,059             138,784
  Retained earnings                                                              34,370              37,593
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                                1,978               1,442
     Cumulative translation adjustment                                             (645)               (319)
                                                                              ---------           ---------
Total stockholders' equity                                                      174,917             177,655
                                                                              ---------           ---------
                                                                              $ 335,181           $ 337,341
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

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                            For the three months
                                                            --------------------
                                                               ended March 31,
                                                               ---------------
                                                              1999         1998
                                                              ----         ----

Net sales                                                 $ 159,077    $ 169,142
Cost of sales                                               129,323      138,834
                                                          ---------    ---------
Gross profit                                                 29,754       30,308

Selling, general and administrative expenses                 33,864       30,234
Goodwill amortization expense                                   870          818
Restructuring expense                                            --       15,486
                                                          ---------    ---------
Operating loss                                               (4,980)     (16,230)

Interest income                                                (637)        (566)
Interest expense                                                616          614
Equity in loss of affiliates, net                                --          419
                                                          ---------    ---------
Loss before income taxes                                     (4,959)     (16,697)
Income tax benefit                                           (1,736)      (6,846)
                                                          ---------    ---------
Net loss                                                  $  (3,223)   $  (9,851)
                                                          =========    =========

Loss per common share - basic and diluted                 $   (0.21)   $   (0.69)
                                                          =========    =========
Weighted average shares outstanding - basic and diluted      15,485       14,310
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

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                        For the three months
                                                        --------------------
                                                           ended March 31,
                                                           ---------------

                                                         1999          1998
                                                         ----          ----

Net loss                                              $ (3,223)      $ (9,851)
                                                      --------       --------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                (502)          (271)

  Unrealized holding gains arising during period           825             --
                                                      --------       --------

Other comprehensive income (loss), before tax              323           (271)

Income tax expense (benefit) related to items of
  other comprehensive income (loss)                        113           (111)
                                                      --------       --------

Other comprehensive income (loss), net of tax              210           (160)
                                                      --------       --------
Comprehensive loss                                    $ (3,013)      $(10,011)
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

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                     For the three months
                                                                     --------------------
                                                                        ended March 31,
                                                                        ---------------

                                                                     1999             1998
                                                                     ----             ----
Cash flows from operating activities:
   Net loss                                                        $ (3,223)        $ (9,851)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                 2,011            2,253
        Realized gain on sale of investments                             --             (215)
        Provision for doubtful accounts                                 959              271
        Deferred income taxes                                         1,080             (111)
        Equity in loss of affiliates                                     --              634
        Non-cash restructuring charges                                  334              282
        Increase (decrease) in cash from changes
          in working capital items:
            Accounts receivable                                       3,920            7,780
            Inventories                                             (17,313)         (26,059)
            Prepaid expenses and other current assets                  (224)           1,178
            Refundable income taxes                                  (2,293)          (2,309)
            Accounts payable                                          4,010            3,046
            Accrued expenses and other current liabilities           (3,405)          27,634
                                                                   --------         --------
Net cash provided by (used in) operating activities                 (14,144)           4,533
                                                                   --------         --------
Cash flows from investing activities:
   Purchase of property and equipment                                  (872)          (1,543)
   Repayments from affiliates, net                                       --              676
   Purchase of investment                                            (2,000)              --
   Proceeds from sale of investments                                     --              529
   Other, net                                                          (421)            (371)
                                                                   --------         --------
Net cash used in investing activities                                (3,293)            (709)
                                                                   --------         --------
Cash flows from financing activities:
   Proceeds from (repayments of) short-term borrowings, net            (420)           4,273
   Proceeds from (repayments of) long-term obligations                   92              (64)
   Proceeds from issuance of common stock                               275           10,594
                                                                   --------         --------
Net cash provided by (used in) financing activities                     (53)          14,803
                                                                   --------         --------
Effect of exchange rate changes on cash                                (150)               8
                                                                   --------         --------
Net increase (decrease) in cash and cash equivalents                (17,640)          18,635
Cash and cash equivalents, beginning of year                         75,819           42,513
                                                                   --------         --------
Cash and cash equivalents, end of period                           $ 58,179         $ 61,148
                                                                   ========         ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                      $    482         $    509
                                                                   ========         ========
     Income taxes                                                  $    421         $  1,350
                                                                   ========         ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation

        The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

        The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

2.      Inventories

        Inventories consist of the following (in thousands):


                                        March 31, 1999        December 31, 1998
                                        --------------        -----------------
            Raw materials                  $16,364                $13,622
            Work in process                 25,829                  9,034
            Finished goods                  26,073                 28,594
                                           -------                -------
                                           $68,266                $51,250
                                           =======                =======


3.      Short-Term Borrowings

        At March 31, 1999, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $28.4 million. Such letters of credit expire at various dates through July 1999. As a result of the Company's 1997 acquisitions accounted for as a purchase, the Company has subsequently been in violation of certain of its credit facility covenants. The Company secured bank approval for its acquisition transactions as required by its credit agreement and the bank has issued waivers on a quarterly basis since the completion of the acquisitions. The Company is in discussions with the bank for a revised facility which will include modifying its existing covenants. The Company expects to secure a revised facility in the second quarter of 1999. Accordingly, as expected, the Company was in violation of its existing covenants in the first quarter of 1999 and received a waiver from the lender.

4.      Restructuring

        As a result of its 1998 corporate restructuring, the Company recorded a 1998 charge to operations of $11.8 million for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. The restructuring plan was fully executed in 1998 and the remaining restructuring accrual of $.6 million is primarily related to the liquidation of certain assets which are expected to be completed during the first half of 1999.

        A summary of activity in the restructuring accrual is as follows (in thousands):

              Balance at January 1, 1998                $     --
              Restructuring provision                     15,486
              Employee termination costs
                and other cash payments                   (2,305)
              Non-cash asset write-downs                  (8,555)
              Accrual reversal                            (3,673)
                                                        --------
              Balance at December 31, 1998                   953

              Miscellaneous cash payments                    (44)
              Non-cash asset write-downs                    (334)
                                                        --------
              Balance at March 31, 1999                 $    575
                                                        ========


5.      Earnings Per Share Disclosure

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):

                                                                For the Quarters Ended March 31,
                                                      1999                                           1998
                                   -----------------------------------------      ----------------------------------------
                                     Income          Shares       Per Share         Income          Shares       Per Share
                                   (Numerator)     (Denominator)    Amount        (Numerator)     (Denominator)    Amount
                                   -----------------------------------------      ----------------------------------------
Basic and Diluted EPS:
Loss available to common
  stockholders                      $(3,223)        15,484,589      $(0.21)        $(9,851)        14,310,300       $(0.69)
                                    =======         ==========      ======         =======         ==========       ======

        For the quarters ended March 31, 1999 and 1998, 774,362 and 638,345 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three month period ended March 31, 1999 as compared to the same period in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith as Exhibit 99.1.

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

The Company's business is heavily concentrated with two customers, McDonald's Corporation ("McDonald's") and Philip Morris Incorporated ("Philip Morris"). Purchases of promotional products by McDonald's and Philip Morris in 1998 accounted for 57% and 11% of net sales, respectively. Net sales to McDonald's and Philip Morris accounted for 62% and 7% respectively, of total net sales in the first three months of 1999.

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

In December 1997, the Company entered into a license agreement ("the Agreement") with Ty, Inc. ("Ty"), the world's largest manufacturer and marketer of plush toys (sold under the name Beanie Babies(R)). The Agreement granted the Company the exclusive right to develop and market licensed Beanie Babies products in connection with the Beanie Babies(R) Official Club(TM), a consumer membership kit. In May 1999, the parties mutually agreed to modify the Agreement and to enter into a new arrangement in which the Company's rights in connection with the Beanie Babies Official Club are non-exclusive in order to enable Ty to market and distribute Beanie Babies products in connection with the Club in cooperation with the Company commencing in July 1999. Under the new arrangement, Cyrk will continue to provide creative and sourcing services for Ty in collaboration with Ty. While the terms of the new arrangement have not yet been finalized, the Company does not expect it will have a material adverse effect on the Company's anticipated sales of Beanie Babies products for the balance of 1999. Sales of Beanie Babies related products accounted for 7% of the Company's consolidated net sales for 1998 and 8% of the Company's consolidated net sales in the first three months of 1999.

The Company expects that 1999 revenues and profitability will be significantly benefited by sales of Beanie Babies products, of which the majority will be derived in the second half of the year.

At March 31, 1999, the Company had written purchase orders for $500.1 million as compared to $301.9 million at March 31, 1998. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

CORPORATE RESTRUCTURING

As a result of its 1998 corporate restructuring, the Company recorded a 1998 charge to operations of $11.8 million for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. The restructuring plan was fully executed in 1998 and the remaining restructuring accrual of $.6 million is primarily related to the liquidation of certain assets which are expected to be completed during the first half of 1999. The Company expects the restructuring to have an annualized benefit to future results of approximately $9 million primarily due to the elimination of operating losses associated with its discontinued businesses and, to a lesser extent, as a result of cost savings from positions eliminated in its core ongoing promotional business. See notes to consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net sales decreased $10.1 million, or 6%, to $159.1 million in the first quarter ended March 31, 1999 from $169.1 million in the first quarter of 1998. The overall decrease in net sales was primarily attributable to a decrease in sales to Pepsi-Cola Company ("Pepsi")(resulting from the Company terminating its agreements with Pepsi in December 1997), and a decrease in sales associated with discontinued businesses. Promotional product sales accounted for substantially all of the Company's revenue in the first quarter of 1999 as compared to $163.4 million in the first quarter of 1998. Net sales related to the Company's private label and Cyrk brand business in the first quarter of 1999 and 1998 were minimal which reflects the Company's restructuring strategy to focus on its core business in the promotional marketing industry.

Gross profit decreased $.6 million, or 2%, to $29.8 million in the first quarter of 1999 from $30.3 million in the first quarter of 1998. As a percentage of net sales, the first quarter gross profit increased to 18.7% in 1999 from 17.9% in 1998. This increase was due principally to more favorable margins associated with the Company's focus on the promotional marketing industry consistent with its 1998 restructuring plan.

Selling, general and administrative expenses totaled $34.7 million in the first quarter of 1999 as compared to $31.1 million in the first quarter of 1998. As a percentage of net sales, selling, general and administrative costs totaled 21.8% as compared to 18.4% in the first quarter of 1998. The Company's increased spending was attributable to an increase in the number of field sales representatives associated with the Company's premium incentives business as well as commissions, development expenses and service charges associated with the Company's licensed product sales activity.

In connection with its February 1998 announcement to restructure worldwide operations, the Company recorded a restructuring charge in the first quarter of 1998 of $15.5 million attributable to asset write-downs, employee termination costs, lease cancellations and other related exit costs. Subsequent to the first quarter of 1998, the Company adjusted its original restructuring charge downward to $11.8 million to reflect the actual scope and extent of the exit costs of various operating facilities and activities. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1999 was $83.3 million compared to $87.5 million at December 31, 1998. Net cash used in operating activities during the first three months of 1999 was $14.1 million, due principally to a $17.3 million increase in inventory. The increase in inventories was primarily due to a higher level of inventory purchases related to promotional customer orders.

Net cash used in investing activities was $3.3 million, which was primarily attributable to a $2.0 million purchase of an investment in the first quarter and $.9 million of purchases of property and equipment. In the first quarter of 1998, net cash used in investing activities was $.7 million, which was primarily attributable to $1.5 million for purchases of property and equipment, which were partially offset by $.7 million of repayments of advances from an affiliate.

As a result of the Company's decision to embark on the implementation of an enterprise resource planning ("ERP") system in 1999, the Company anticipates that its 1999 purchases of property and equipment will be substantially higher than the 1998 levels. The cost of the ERP system is expected to approximate $4.5 million and the Company anticipates utilizing external financing for this capital investment.

Net cash used in financing activities in the first quarter of 1999 was $.1 million. In the first quarter of 1998, net cash provided by financing activities was $14.8 million, which was primarily attributable to $10.6 million of proceeds from the issuance of common stock. In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which is being used for general corporate purposes.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common stock, bank borrowings and capital equipment leases.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in June 1999. The Company's primary domestic line of credit, amounting to $50 million, expires in September 1999. The Company is currently negotiating with the bank for a revised credit facility which it expects to secure in the second quarter of 1999. As of March 31, 1999, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $94.3 million, of which $16.0 million of short-term borrowings and $31.7 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company.

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

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits -

   27   Financial Data Schedule

   99.1 Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

     Severance Agreement between Cyrk, Inc. and Gregory P. Shlopak filed as an exhibit to the Registrant's Report on Form 8-K dated December 31, 1998, filed on January 21, 1999 and incorporated herein by reference.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 13, 1999                       CYRK, INC.




                                          /s/Dominic F. Mammola
                                          ---------------------
                                          Dominic F. Mammola
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (duly authorized officer and principal
                                          financial and accounting officer)