Form 10-Q
period 1999-06-30
CYRK INC
filed 1999-08-13
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   JUNE 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to _________________________


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

Yes [ X ]    No [   ]


At July 30, 1999, 15,740,851 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                      PAGE NUMBER


          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets -
                   June 30, 1999 and December 31, 1998                     3

                   Consolidated Statements of Operations -
                   For the three and six months ended
                   June 30, 1999 and 1998                                  4

                   Consolidated Statements of Comprehensive Income -
                   For the three and six months ended
                   June 30, 1999 and 1998                                  5

                   Consolidated Statements of Cash Flows -
                   For the six months ended June 30, 1999
                   and 1998                                                6

                   Notes to Consolidated Financial Statements            7-8


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        9-12


PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                       13


          SIGNATURES                                                      14

                                              PART I - FINANCIAL INFORMATION

                                                        CYRK, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)
                                             (In thousands, except share data)

                                                                                      JUNE 30, 1999           DECEMBER 31, 1998
                                                                                      -------------           -----------------
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                                               $ 68,816                 $ 75,819
  Investment                                                                                 3,397                    2,944
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $3,620
     at June 30, 1999 and $2,682 at December 31, 1998                                      103,881                   87,372
   Officers, stockholders and related parties                                                  206                      204
  Inventories                                                                               55,601                   51,250
  Prepaid expenses and other current assets                                                  9,738                    7,227
  Deferred and refundable income taxes                                                       9,962                    9,813
                                                                                          --------                 --------
     Total current assets                                                                  251,601                  234,629
Property and equipment, net                                                                 12,860                   13,285
Excess of cost over net assets acquired, net                                                81,665                   82,771
Other assets                                                                                 9,645                    6,656
                                                                                          --------                 --------
                                                                                          $355,771                 $337,341
                                                                                          ========                 ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                                   $ 22,258                 $ 16,929
  Accounts payable, trade                                                                   56,718                   45,950
  Accrued expenses and other current liabilities                                            88,420                   83,280
  Accrued restructuring expenses                                                                --                      953
                                                                                          --------                 --------
     Total current liabilities                                                             167,396                  147,112
Long-term obligations                                                                        9,604                   12,099
Deferred income taxes                                                                          135                      475
                                                                                          --------                 --------
     Total liabilities                                                                     177,135                  159,686
                                                                                          --------                 --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued                     --                       --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     15,693,846 shares issued and outstanding at June 30, 1999 and
     15,453,058 shares issued and outstanding at December 31, 1998                             157                      155
  Additional paid-in capital                                                               140,470                  138,784
  Retained earnings                                                                         36,853                   37,593
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                                           1,807                    1,442
     Cumulative translation adjustment                                                        (651)                    (319)
                                                                                          --------                 --------
Total stockholders' equity                                                                 178,636                  177,655
                                                                                          --------                 --------

                                                                                          $355,771                 $337,341
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

                                                         CYRK, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                            (In thousands, except per share data)



                                                                      For the Three Months                    For the Six Months
                                                                         Ended June 30,                         Ended June 30,
                                                                         --------------                         --------------

                                                                   1999                1998               1999               1998
                                                                   ----                ----               ----               ----

Net sales                                                        $ 313,523          $ 212,609          $ 472,600          $ 381,751
Cost of sales                                                      273,827            180,810            403,150            319,644
                                                                 ---------          ---------          ---------          ---------
Gross profit                                                        39,696             31,799             69,450             62,107

Selling, general and administrative expenses                        36,541             31,164             70,405             61,398
Goodwill amortization expense                                          909                821              1,779              1,639
Restructuring expense                                                 --                 --                 --               15,486
                                                                 ---------          ---------          ---------          ---------
Operating income (loss)                                              2,246               (186)            (2,734)           (16,416)

Interest income                                                       (727)              (671)            (1,364)            (1,237)
Interest expense                                                       539                635              1,155              1,249
Other income                                                        (1,179)              --               (1,179)              --
Equity in loss of affiliates, net                                     --                  489               --                  908
                                                                 ---------          ---------          ---------          ---------
Income (loss) before income taxes                                    3,613               (639)            (1,346)           (17,336)
Income tax expense (benefit)                                         1,130               (224)              (606)            (7,070)
                                                                 =========          =========          =========          =========
Net income (loss)                                                $   2,483          $    (415)         $    (740)         $ (10,266)
                                                                 =========          =========          =========          =========

Earnings (loss) per common share - basic                         $    0.16          $   (0.03)         $   (0.05)         $   (0.70)
                                                                 =========          =========          =========          =========

Earnings (loss) per common share - diluted                       $    0.15          $   (0.03)         $   (0.05)         $   (0.70)
                                                                 =========          =========          =========          =========

Weighted average shares outstanding - basic                         15,542             14,853             15,514             14,582
                                                                 =========          =========          =========          =========

Weighted average shares outstanding - diluted                       16,133             14,853             15,514             14,582
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

                                                          CYRK, INC.
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                         (Unaudited)
                                                        (In thousands)



                                                                  For the Three Months            For the Six Months
                                                                     Ended June 30,                 Ended June 30,
                                                                     --------------                 --------------

                                                                1999            1998           1999            1998
                                                                ----            ----           ----            ----

Net income (loss)                                             $ 2,483          $(415)         $(740)         $(10,266)
                                                              -------          -----          -----          --------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                       (100)           (82)          (602)             (353)
  Unrealized holding gains (losses) arising during period        (163)          --              662              --
                                                              -------          -----          -----          --------
Other comprehensive income (loss), before tax                    (263)           (82)            60              (353)
Income tax expense (benefit) related to items of
  other comprehensive income (loss)                               (86)           (29)            27              (140)
                                                              -------          -----          -----          --------
Other comprehensive income (loss), net of tax                    (177)           (53)            33              (213)
                                                              =======          =====          =====          ========
Comprehensive income (loss)                                   $ 2,306          $(468)         $(707)         $(10,479)
                                                              =======          =====          =====          ========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                             CYRK, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                          (In thousands)

                                                                        For the Six Months
                                                                          Ended June 30,
                                                                      -------------------

                                                                      1999           1998
                                                                      ----           ----
Cash flows from operating activities:
   Net loss                                                        $   (740)      $(10,266)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                 4,174          4,380
        Loss (gain) on sale of property and equipment                   106           (297)
        Realized gain on sale of investments                         (1,179)          (215)
        Provision for doubtful accounts                               1,169            428
        Deferred income taxes                                         2,858           (140)
        Equity in loss of affiliates                                     --          1,123
        Non-cash restructuring charges                                  854          9,265
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                     (17,599)            53
            Inventories                                              (5,124)          (293)
            Prepaid expenses and other current assets                (2,495)         3,188
            Refundable income taxes                                  (3,347)        (2,969)
            Accounts payable                                         10,818        (10,087)
            Accrued expenses and other current liabilities            4,820          1,932
                                                                   --------       --------
Net cash used in operating activities                                (5,685)        (3,898)
                                                                   --------       --------
Cash flows from investing activities:
   Purchase of property and equipment                                (2,090)        (2,807)
   Proceeds from sale of property and equipment                          26            814
   Repayments from affiliates, net                                     --              568
   Purchase of investment                                            (2,000)          --
   Proceeds from sale of investments                                  1,387            529
   Additional consideration related to acquisitions                    (665)        (1,960)
   Other, net                                                          (989)          (664)
                                                                   --------       --------
Net cash used in investing activities                                (4,331)        (3,520)
                                                                   --------       --------
Cash flows from financing activities:
   Proceeds from short-term borrowings, net                           5,329          1,196
   Repayments of long-term obligations                               (2,495)        (2,287)
   Proceeds from issuance of common stock                               275         11,287
                                                                   --------       --------
Net cash provided by financing activities                             3,109         10,196
                                                                   --------       --------
Effect of exchange rate changes on cash                                 (96)           (10)
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                 (7,003)         2,768
Cash and cash equivalents, beginning of year                         75,819         42,513
                                                                   --------       --------
Cash and cash equivalents, end of period                           $ 68,816       $ 45,281
                                                                   ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                      $  1,007       $  1,090
                                                                   ========       ========
     Income taxes                                                  $  1,089       $  1,639
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

     The operating results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   Inventories

     Inventories consist of the following (in thousands):

                                         JUNE 30, 1999       DECEMBER 31, 1998
                                         -------------       -----------------
          Raw materials                     $16,813               $13,622
          Work in process                    13,743                 9,034
          Finished goods                     25,045                28,594
                                             ------                ------
                                            $55,601               $51,250
                                            =======               =======

3.   Short-Term Borrowings

     The Company has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in August 1999. In July 1999, the Company secured a revised facility with the bank for its primary domestic line of credit. The Company has commitments for letter of credit borrowings through July 2000 of up to an aggregate amount of $50 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. The revised facility contains certain net income, working capital and debt to net worth covenants. As of June 30, 1999, the Company's borrowing capacity was $88.5 million, of which $21.8 million of short-term borrowings and $16.3 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company.

4.   Restructuring

     As a result of its 1998 corporate restructuring, the Company recorded a 1998 charge to operations of $11.8 million for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. The restructuring plan was fully executed by the end of 1998.

     A summary of activity in the restructuring accrual is as follows (in thousands):

             Balance at January 1, 1998           $    --
             Restructuring provision               15,486
             Employee termination costs
               and other cash payments             (2,305)
             Non-cash asset write-downs            (8,555)
             Accrual reversal                      (3,673)
                                                  --------
             Balance at December 31, 1998             953
             Miscellaneous cash payments              (99)
             Non-cash asset write-downs              (854)
                                                  --------
             Balance at June 30, 1999             $    --
                                                  ========

5.   Earnings Per Share Disclosure

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):

                                                                For the Quarters Ended June 30,
                                                         1999                                      1998
                                      -----------------------------------------   ---------------------------------------
                                        Income          Shares        Per Share     Income        Shares        Per Share
                                      (Numerator)    (Denominator)      Amount    (Numerator)  (Denominator)      Amount
                                      -----------    -------------    ---------   -----------  -------------    ---------

Basic EPS:
Income (loss) available to
  common stockholders                  $   2,483       15,542,450       $ 0.16       $(415)      14,853,076       $(0.03)
                                                                        ======                                    ======

Effect of Dilutive Securities:
Common stock equivalents                                  124,775                                        --

Contingently and non-contingently
  issuable shares                                         465,941                                        --
                                       ---------       ----------                    -----       ----------
Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                          $   2,483       16,133,166       $ 0.15       $(415)      14,853,076       $(0.03)
                                       =========       ==========       ======       =====       ==========       ======

     For the quarter ended June 30, 1998, 981,114 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                               For the Six Months Ended June 30,
                                                         1999                                      1998
                                      -----------------------------------------   ---------------------------------------
                                        Income          Shares        Per Share     Income        Shares        Per Share
                                      (Numerator)    (Denominator)      Amount    (Numerator)  (Denominator)      Amount
                                      -----------    -------------    ---------   -----------  -------------    ---------
Basic and diluted EPS:
Income (loss) available to
  common stockholders                  $    (740)      15,513,519       $(0.05)    $(10,266)     14,581,688       $(0.70)
                                       =========       ==========       ======     ========      ==========       ======


     For the six months ended June 30, 1999 and 1998, 682,539 and 809,730 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 1999 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form-10Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to the Company's first quarter 1999 Report on Form 10-Q which is incorporated herein by reference.

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

The Company's business is heavily concentrated with two customers, McDonald's Corporation ("McDonald's") and Philip Morris Incorporated ("Philip Morris"). Purchases of promotional products by McDonald's and Philip Morris in 1998 accounted for 57% and 11% of net sales, respectively. Net sales to McDonald's and Philip Morris accounted for 67% and 7% respectively, of total net sales in the first six months of 1999.

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

Philip Morris solicits competitive bids for its promotional programs. The Company's profit margin depends, to a great extent, on its competitive position when bidding and its ability to manage its costs after being awarded bids. Increased competition is expected to continue and may adversely impact the Company's profit margin on Philip Morris promotions in the future. A settlement agreement between 46 states and certain tobacco companies, including Philip Morris, prohibits the use of brand names by tobacco companies in connection with promotional programs relating to tobacco products beginning on July 1, 1999. The settlement agreement, however, does not prohibit the use of Philip Morris's corporate name in promotional programs. Due to the restrictions on the use of brand names, and the other limitations imposed by the settlement agreement on the tobacco industry, the settlement agreement could have a material adverse effect on the Company's business with Philip Morris and on its results of operations.

In December 1997, the Company entered into a license agreement ("the Agreement") with Ty, Inc. ("Ty"), the world's largest manufacturer and marketer of plush toys (sold under the name Beanie Babies(R)). The Agreement granted the Company the exclusive right to develop and market licensed Beanie Babies products in connection with the Beanie Babies(R) Official Club(TM), a consumer membership kit. In May 1999, the parties mutually agreed in principle to modify the Agreement and to enter into a new arrangement in which the Company's rights in connection with the Beanie Babies Official Club are non-exclusive in order to enable Ty to market and distribute Beanie Babies products in connection with the Club in cooperation with the Company commencing in July 1999. Under the new arrangement, Cyrk will continue to provide creative and sourcing services for Ty in collaboration with Ty. While the terms of the new arrangement have not yet been finalized, the Company does not expect it will have a material adverse effect on the Company's anticipated sales of Beanie Babies products for the balance of 1999.

Sales of Beanie Babies related products accounted for 7% of the Company's consolidated net sales for 1998 and 8% of the Company's consolidated net sales in the first six months of 1999. The Company expects that 1999 revenues and profitability will be significantly benefited by sales of Beanie Babies products, of which the majority will be derived in the second half of the year.

At June 30, 1999, the Company had written purchase orders for $342.6 million as compared to $242.5 million at June 30, 1998. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

CORPORATE RESTRUCTURING

As a result of its 1998 corporate restructuring, the Company recorded a 1998 charge to operations of $11.8 million for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. The restructuring plan was fully executed by the end of 1998. The Company expects the discontinuance of certain businesses as a result of the restructuring plan to provide an annualized benefit to future results of approximately $9 million primarily attributable to the elimination of operating losses associated with these businesses and, to a lesser extent, as a result of cost savings from positions eliminated in its core ongoing promotional business. See notes to consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net sales increased $100.9 million, or 47%, to $313.5 million in the second quarter ended June 30, 1999 from $212.6 million in the second quarter of 1998. The increase in net sales was primarily attributable to revenues associated with McDonald's, Beanie Babies related products and Philip Morris.

Gross profit increased $7.9 million, or 25%, to $39.7 million in the second quarter of 1999 from $31.8 million in the second quarter of 1998. As a percentage of net sales, the second quarter gross profit decreased to 12.7% in 1999 from 15.0% in 1998. This decrease was primarily the result of a higher concentration of sales volume associated with certain promotional programs that are subject to agreements with certain customers that limit gross margin levels.

Selling, general and administrative expenses totaled $37.5 million in the second quarter of 1999 as compared to $32.0 million in the second quarter of 1998. As a percentage of net sales, selling, general and administrative costs totaled 11.9% as compared to 15.0% in the second quarter of 1998. The Company's increased spending was attributable to an increase in the commissions paid to field sales representatives associated with the Company's premium incentives and licensed product businesses as well as to increased client service cost.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net sales increased $90.8 million, or 24%, to $472.6 million in the first six months of 1999 from $381.8 million in the first six months of 1998. The increase in net sales was primarily attributable to revenues associated with McDonald's and Beanie Babies related products.

Gross profit increased $7.3 million, or 12%, to $69.5 million in the first six months of 1999 from $62.1 million in the first six months of 1998. As a percentage of net sales, gross profit decreased to 14.7% in 1999 from 16.3% in 1998. This decrease was primarily the result of a higher concentration of sales volume associated with certain promotional programs in the second quarter that are subject to agreements with certain customers that limit gross margin levels.

Selling, general and administrative expenses totaled $72.2 million in the first six months of 1999 as compared to $63.0 million in the first six months of 1998. As a percentage of net sales, selling, general and administrative costs totaled 15.3% as compared to 16.5% in the first six months of 1998. The Company's increased spending was attributable to an increase in the commissions paid to field sales representatives associated with the Company's premium incentives and licensed product businesses as well as to increased client service costs.

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


LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1999 was $84.2 million compared to $87.5 million at December 31, 1998. Net cash used in operating activities during the first six months of 1999 was $5.7 million, due principally to a $17.6 million increase in accounts receivable which was partially offset by a $10.8 million increase in accounts payable.

Net cash used in investing activities was $4.3 million, which was primarily attributable to $2.1 million for purchases of property and equipment and a $2.0 million purchase of an investment in the first quarter. In the first six months of 1998, net cash used in investing activities was $3.5 million, which was primarily attributable to $2.8 million for purchases of property and equipment and an increase of $2.0 million in intangible assets.

As a result of the Company's decision to embark on the implementation of an enterprise resource planning ("ERP") system in 1999, the Company anticipates that its 1999 purchases of property and equipment could be substantially higher than the 1998 levels. The cost of the ERP system is expected to approximate $4.5 million and the Company anticipates utilizing external financing for this capital investment. The timing of the cash outlays remains subject to modifications to project timelines.

Net cash provided by financing activities in the first six months of 1999 was $3.1 million primarily resulting from the net proceeds of short-term borrowings. In the first six months of 1998, net cash provided by financing activities was $10.2 million, which was primarily attributable to $11.3 million of proceeds from the issuance of common stock. In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which is being used for general corporate purposes.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common stock, bank borrowings and capital equipment leases.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in August 1999. As of June 30, 1999, the Company's borrowing capacity was $88.5 million, of which $21.8 million of short-term borrowings and $16.3 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company. In July 1999, the Company secured a revised facility with the bank for its primary domestic line of credit. The Company has commitments for letter of credit borrowings through July 2000 of up to an aggregate amount of $50 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the end of 1999. The Company anticipates the majority of its internal cash flow will be derived in the second half of 1999. The Company's ability to generate internal cash flow is highly dependent upon its continued relationships with McDonald's, Philip Morris and Ty. Any material adverse change from the Company's current expectations of 1999 revenues attributable to its major business relationships could adversely affect the Company's cash position and capital availability. The Company may seek additional financing during the next twelve months. Any additional equity financing could result in additional dilution to existing investors.

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

In December 1998, the Ownership, Inventory and Assessment steps were essentially complete for all program areas. The target completion date for Corrective Action Deployment is September 1999.

To date, the Company has achieved approximately 90 percent of its Corrective Action Deployment goals for its three program areas. The Company expects to complete its Year 2000 assessments, modifications and conversions by September 1999. The status for each program area is as follows:

         * Information Technology: Substantially all of the Company's business strategic information systems (financial, distribution and marketing) have been assessed, corrected and verified, and corrected systems are expected to be completed by September 1999.

         * Physical Plant: Facilities and manufacturing equipment assessment has been completed with no corrective action necessary.

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

Costs to Address Year 2000 Issues
Currently, the Company expects that the costs associated with becoming Year 2000 compliant will not exceed $.3 million, of which approximately $.2 million has been expended to date.

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

Date:  August 12, 1999      CYRK, INC.


                            /s/Dominic F. Mammola
                            ----------------------------------------------------
                            Dominic F. Mammola
                            Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)