Form 10-Q
period 1999-09-30
CYRK INC
filed 1999-11-10
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    SEPTEMBER 30, 1999

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


At October 29, 1999, 15,740,850 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                           PAGE NUMBER

                  Item 1.  Financial Statements (Unaudited)

                           Consolidated Balance Sheets -
                           September 30, 1999 and December 31, 1998                          3

                           Consolidated Statements of Operations -
                           For the three and nine months ended
                           September 30, 1999 and 1998                                       4

                           Consolidated Statements of Comprehensive Income -
                           For the three and nine months ended
                           September 30, 1999 and 1998                                       5

                           Consolidated Statements of Cash Flows For -
                           the nine months ended September 30, 1999
                           and 1998                                                          6

                           Notes to Consolidated Financial Statements                      7-9


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                 10-14


PART II           OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K                                 15


                  SIGNATURES                                                                16


                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                                September 30, 1999    December 31, 1998
                                                                                ------------------    -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                           $  75,403          $  75,819
  Investment                                                                              2,423              2,944
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $3,909
     at September 30, 1999 and $2,682 at December 31, 1998                              104,371             87,372
   Officers, stockholders and related parties                                               228                204
  Inventories                                                                            56,008             51,250
  Prepaid expenses and other current assets                                               6,904              7,227
  Deferred and refundable income taxes                                                    6,658              9,813
                                                                                      ---------          ---------
     Total current assets                                                               251,995            234,629
Property and equipment, net                                                              12,842             13,285
Excess of cost over net assets acquired, net                                             80,831             82,771
Other assets                                                                              9,424              6,656
                                                                                      ---------          ---------
                                                                                      $ 355,092          $ 337,341
                                                                                      =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                               $  16,910          $  16,929
  Accounts payable, trade                                                                48,553             45,950
  Accrued expenses and other current liabilities                                         94,204             83,280
  Accrued restructuring expenses                                                             --                953
                                                                                      ---------          ---------
     Total current liabilities                                                          159,667            147,112
Long-term obligations                                                                     8,891             12,099
Deferred income taxes                                                                       270                475
                                                                                      ---------          ---------
     Total liabilities                                                                  168,828            159,686
                                                                                      ---------          ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued                  --                 --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     15,740,850 shares issued and outstanding at September 30, 1999 and
     15,453,058 shares issued and outstanding at December 31, 1998                          157                155
  Additional paid-in capital                                                            140,707            138,784
  Retained earnings                                                                      44,614             37,593
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                                        1,272              1,442
     Cumulative translation adjustment                                                     (486)              (319)
                                                                                      ---------          ---------
     Total stockholders' equity                                                         186,264            177,655
                                                                                      ---------          ---------

                                                                                      $ 355,092          $ 337,341
                                                                                      =========          =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                               FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                            -------------------------        ---------------------------
                                                               1999            1998             1999              1998
                                                            ---------       ---------        ---------         ---------
Net sales                                                   $258,823         $163,669         $731,423         $545,420
Cost of sales                                                207,447          131,099          610,597          450,743
                                                            --------         --------         --------         --------
Gross profit                                                  51,376           32,570          120,826           94,677

Selling, general and administrative expenses                  36,574           33,543          106,979           94,941
Goodwill amortization expense                                    905              826            2,684            2,465
Restructuring expense                                             --               --               --           15,486
                                                            --------         --------         --------         --------
Operating income (loss)                                       13,897           (1,799)          11,163          (18,215)

Interest income                                                 (723)          (1,422)          (2,087)          (2,659)
Interest expense                                                 508              549            1,663            1,798
Other income                                                      --               --           (1,179)              --
Equity in loss (income) of affiliates, net                        --             (490)              --              418
                                                            --------         --------         --------         --------
Income (loss) before income taxes                             14,112             (436)          12,766          (17,772)
Income tax expense (benefit)                                   6,351             (191)           5,745           (7,261)
                                                            --------         --------         --------         --------
Net income (loss)                                           $  7,761         $   (245)        $  7,021         $(10,511)
                                                            ========         ========         ========         ========

Earnings (loss) per common share - basic                    $   0.49         $  (0.02)        $   0.45         $  (0.71)
                                                            ========         ========         ========         ========

Earnings (loss) per common share - diluted                  $   0.48         $  (0.02)        $   0.43         $  (0.71)
                                                            ========         ========         ========         ========

Weighted average shares outstanding - basic                   15,730           15,233           15,586           14,799
                                                            ========         ========         ========         ========

Weighted average shares outstanding - diluted                 16,280           15,233           16,224           14,799
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

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)



                                                              For the three months            For the nine months
                                                               ended September 30,             ended September 30,
                                                            ----------------------          -------------------------
                                                             1999            1998             1999             1998
                                                            -------          -----          -------          --------
Net income (loss)                                           $ 7,761          $(245)         $ 7,021          $(10,511)
                                                            -------          -----          -------          --------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                      299            (68)            (303)             (421)
  Unrealized holding losses arising during period              (977)            --             (315)               --
                                                            -------          -----          -------          --------
Other comprehensive loss, before tax                           (678)           (68)            (618)             (421)
Income tax benefit related to items of
  other comprehensive loss                                     (305)           (32)            (278)             (172)
                                                            -------          -----          -------          --------
Other comprehensive loss, net of tax                           (373)           (36)            (340)             (249)
                                                            -------          -----          -------          --------
Comprehensive income (loss)                                 $ 7,388          $(281)         $ 6,681          $(10,760)
                                                            =======          =====          =======          ========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                ------------------------------
                                                                                  1999                  1998
                                                                                --------              --------
Cash flows from operating activities:
   Net income (loss)                                                            $  7,021              $(10,511)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                              6,538                 6,590
        Loss (gain) on sale of property and equipment                                106                  (313)
        Realized gain on sale of investments                                      (1,179)                 (215)
        Provision for doubtful accounts                                            1,534                   576
        Deferred income taxes                                                      2,554                  (173)
        Equity in loss of affiliates                                                  --                   418
        Non-cash restructuring charges                                               854                 9,651
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                                  (18,520)               10,848
            Inventories                                                           (5,595)              (10,075)
            Prepaid expenses and other current assets                                313                 2,230
            Refundable income taxes                                                   --                (3,861)
            Accounts payable                                                       2,620               (20,646)
            Accrued expenses and other current liabilities                        11,728                16,320
                                                                                --------              --------
Net cash provided by operating activities                                          7,974                   839
                                                                                --------              --------
Cash flows from investing activities:
   Purchase of property and equipment                                             (3,541)               (3,945)
   Proceeds from sale of property and equipment                                       26                   895
   Repayments from affiliates, net                                                    --                 1,244
   Purchase of investment                                                         (2,000)                   --
   Proceeds from sale of investments                                               1,387                   529
   Additional consideration related to acquisitions                                 (730)               (2,039)
   Other, net                                                                       (768)                 (739)
                                                                                --------              --------
Net cash used in investing activities                                             (5,626)               (4,055)
                                                                                --------              --------
Cash flows from financing activities:
   Proceeds from (repayments of) short-term borrowings, net                          (19)                8,602
   Increase in (repayments of) long-term obligations                              (3,208)                1,927
   Proceeds from issuance of common stock                                            512                11,554
                                                                                --------              --------
Net cash provided by (used in) financing activities                               (2,715)               22,083
                                                                                --------              --------
Effect of exchange rate changes on cash                                              (49)                   63
                                                                                --------              --------
Net increase (decrease) in cash and cash equivalents                                (416)               18,930
Cash and cash equivalents, beginning of year                                      75,819                42,513
                                                                                --------              --------
Cash and cash equivalents, end of period                                        $ 75,403              $ 61,443
                                                                                ========              ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest                                                                   $  1,543              $  1,579
                                                                                ========              ========
     Income taxes                                                               $  1,905              $  2,415
                                                                                ========              ========

Supplemental non-cash financing activities:
     Additional stock related to acquisitions                                   $  1,413              $  7,352
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

     The operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   Inventories

     Inventories consist of the following (in thousands):

                                    September 30, 1999        December 31, 1998
                                    ------------------        -----------------
          Raw materials                   $19,391                  $13,622
          Work in process                   9,807                    9,034
          Finished goods                   26,810                   28,594
                                          -------                  -------
                                          $56,008                  $51,250
                                          =======                  =======

3.   Short-Term Borrowings

     The Company has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in December 1999. In July 1999, the Company secured a revised facility with the bank for its primary domestic line of credit. The Company has commitments for letter of credit borrowings through July 2000 of up to an aggregate amount of $50 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. The revised facility contains certain net income, working capital and debt to net worth covenants. As of September 30, 1999, the Company's borrowing capacity was $87.2 million, of which $16.4 million of short-term borrowings and $17.7 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company.

4.   Restructuring

     As a result of its 1998 corporate restructuring, the Company recorded a 1998 charge to operations of $11.8 million for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. The restructuring plan was fully executed by the end of 1998.

     A summary of activity in the restructuring accrual is as follows (in thousands):

     Balance at January 1, 1998                             $    --
     Restructuring provision                                 15,486
     Employee termination costs and other cash payments      (2,305)
     Non-cash asset write-downs                              (8,555)
     Accrual reversal                                        (3,673)
                                                            -------
     Balance at December 31, 1998                               953
     Miscellaneous cash payments                                (99)
     Non-cash asset write-downs                                (854)
                                                            -------
     Balance at June 30, 1999                               $    --
                                                            =======


5.    Earnings Per Share Disclosure

      The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share"
      (in thousands, except share data):

                                                        For the Quarters Ended September 30,
                                                    1999                                       1998
                                  ------------------------------------------     ---------------------------------------------
                                    Income            Shares       Per Share       Income            Shares          Per Share
                                  (Numerator)      (Denominator)    Amount       (Numerator)      (Denominator)        Amount
                                  ------------------------------------------     ---------------------------------------------
Basic EPS:
Income (loss) available to
  common stockholders               $7,761           15,729,592      $0.49          $(245)         15,233,017         $(0.02)
                                                                     =====                                            ======
Effect of Dilutive Securities:
Common stock equivalents                                 39,356                                            --

Contingently and non-contingently
  issuable shares                                       510,758                                            --
                                    ---------------------------                     -------------------------

Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                       $7,761           16,279,706      $0.48          $(245)         15,233,017         $(0.02)
                                    ===========================      =====          ==========================        ======



     For the quarter ended September 30, 1998, 411,340 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                          For the Nine Months Ended September 30,
                                                    1999                                       1998
                                  ------------------------------------------     ---------------------------------------------
                                    Income            Shares       Per Share       Income            Shares          Per Share
                                  (Numerator)      (Denominator)    Amount       (Numerator)      (Denominator)        Amount
                                  ------------------------------------------     ---------------------------------------------
Basic EPS:
Income (loss) available to
  common stockholders               $7,021           15,585,544      $0.45          $(10,511)      14,798,798         $(0.71)
                                                                     =====                                            ======
Effect of Dilutive Securities:
Common stock equivalents                                 73,162                                            --

Contingently and non-contingently
  issuable shares                                       565,235                                            --
                                    ---------------------------                     -------------------------

Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                       $7,021           16,223,941      $0.43          $(10,511)      14,798,798         $(0.71)
                                    ===========================      =====          ==========================        ======

     For the nine months ended September 30, 1998, 676,933 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

6.   Proposed Equity Investment

     On September 1, 1999, the Company announced that The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, will invest $25 million in the Company in exchange for convertible preferred stock of Cyrk and a warrant to purchase an additional $15 million of convertible preferred stock. Under the terms of the proposed investment, which will be voted upon at a Special Meeting of Stockholders to be held on November 10, 1999, Yucaipa will purchase through an affiliate 25,000 newly issued convertible preferred shares which will pay an annual dividend of 4% and will be convertible into Cyrk common stock at $8.25 per share. The affiliate of Yucaipa will also receive a warrant to purchase an additional 15,000 convertible preferred shares which will be convertible into Cyrk common stock at $9.00 per share. The net proceeds from the proposed investment will be used for general corporate purposes and to fund the Company's growth and acquisition efforts.

     Upon the close of this transaction and assuming the exercise of the warrant, Yucaipa would possess approximately 23% of the voting power of the Company making it Cyrk's largest shareholder. As part of this transaction, Ronald W. Burkle, managing partner of The Yucaipa Companies, will be appointed chairman of Cyrk's Board of Directors, Patrick D. Brady and Allan Brown will be named Co-Chief Executive Officers of Cyrk, and Mr. Brown will be named to Cyrk's Board of Directors. In addition to Mr. Burkle, Yucaipa will be entitled to nominate two individuals to aseven-person Cyrk Board of Directors.

     For additional information related to this proposed transaction, reference is made to the Company's Report on Form 8-K and its proxy statement filed on Schedule 14A with the Securities and Exchange Commission, dated September 1, 1999 and October 12, 1999, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 1999 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form-10Q.

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

The Company's business is heavily concentrated with two customers, McDonald's Corporation ("McDonald's") and Philip Morris Incorporated ("Philip Morris"). Purchases of promotional products by McDonald's and Philip Morris in 1998 accounted for 57% and 11% of net sales, respectively. Net sales to McDonald's and Philip Morris accounted for 61% and 10%, respectively, of total net sales in the first nine months of 1999.

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

Philip Morris solicits competitive bids for its promotional programs. The Company's profit margin depends, to a great extent, on its competitive position when bidding and its ability to manage its costs after being awarded bids. Increased competition is expected to continue and may adversely impact the Company's profit margin on Philip Morris promotions in the future. Beginning July 1, 1999, a settlement agreement among 46 states and certain tobacco companies, including Philip Morris, prohibits the use of brand names by tobacco companies in connection with promotional programs relating to tobacco products. The settlement agreement, however, does not prohibit the use of Philip Morris's corporate name in promotional programs. Due to the restrictions on the use of brand names, and the other limitations imposed by the settlement agreement on the tobacco industry, the settlement agreement could have a material adverse effect on the Company's business with Philip Morris and on its results of operations.

In September 1999, the Company agreed with McDonald's that the Company would no longer provide administrative services in connection with McDonald's promotional programs in Europe effective January 1, 2000. The fees for these services have historically not been material to the overall results of operations. As a result of this action, the Company's sales will decline by approximately 15% from current levels. However, because the agreement with McDonald's related to these services did not provide for significant gross margin on associated sales, the Company believes that the absence of these sales will have no material adverse effect on the Company's profitability.

In December 1997, the Company entered into a license agreement ("the Agreement") with Ty Inc. ("Ty"), the world's largest manufacturer and marketer of plush toys (sold under the name Beanie Babies(R)). The Agreement granted the Company the exclusive right to develop and market licensed Beanie Babies products in connection with the Beanie Babies(R) Official Club(TM), a consumer membership kit. In May 1999, the parties mutually agreed in principle to modify the Agreement and to enter into a new arrangement in which the Company's rights in connection with the Beanie Babies Official Club are non-exclusive in order to enable Ty to market and distribute Beanie Babies products in connection with the Club in cooperation with the Company commencing in July 1999. Under the new arrangement which extends for the balance of 1999, Cyrk will continue to provide creative and sourcing services for Ty in collaboration with Ty. The Company does not expect the terms of the new arrangement will have a material adverse effect on the Company's anticipated sales of Beanie Babies products for the balance of 1999. Sales of Beanie Babies related products accounted for 7% of the Company's consolidated net sales for 1998 and 10% of the Company's consolidated net sales in the first nine months of 1999. In 1999, the Company's seasonal pattern of sales and earnings, including a loss in the first quarter, and significant revenues and profitability in the second half of the year, was primarily attributed to the sale of Ty Beanie Babies product.

On August 31, 1999, Ty announced the retirement of all Beanie Babies effective December 31, 1999. The lack of currently available information surrounding Ty's future marketing plans has created an unusually high level of uncertainty regarding the Company's future revenues and earnings associated with the Ty relationship and also has delayed the signing of a new agreement between the Company and Ty for 2000. This situation will impact the expected loss from operations in the first quarter of 2000 and exacerbate the Company's historic seasonal pattern.

At September 30, 1999, the Company had written purchase orders for $364.9 million as compared to $282.5 million at September 30, 1998. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

PROPOSED EQUITY INVESTMENT

On September 1, 1999, the Company announced that The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, will invest $25 million in the Company in exchange for convertible preferred stock of Cyrk and a warrant to purchase an additional $15 million of convertible preferred stock. Under the terms of the proposed investment, which will be voted upon at a Special Meeting of Stockholders to be held on November 10, 1999, Yucaipa will purchase through an affiliate 25,000 newly issued convertible preferred shares which will pay an annual dividend of 4% and will be convertible into Cyrk common stock at $8.25 per share. The affiliate of Yucaipa will also receive a warrant to purchase an additional 15,000 convertible preferred shares which will be convertible into Cyrk common stock at $9.00 per share. The net proceeds from the proposed investment will be used for general corporate purposes and to fund the Company's growth and acquisition efforts.

Upon the close of this transaction and assuming the exercise of the warrant, Yucaipa would possess approximately 23% of the voting power of the Company making it Cyrk's largest shareholder. As part of this transaction, Ronald W. Burkle, managing partner of The Yucaipa Companies, will be appointed chairman of Cyrk's Board of Directors, Patrick D. Brady and Allan Brown will be named Co-Chief Executive Officers of Cyrk, and Mr. Brown will be named to Cyrk's Board of Directors. In addition to Mr. Burkle, Yucaipa will be entitled to nominate two individuals to a seven-person Cyrk Board of Directors.

For additional information related to this proposed transaction, reference is made to the Company's Report on Form 8-K and its proxy statement filed on
Schedule 14A with the Securities and Exchange Commission, dated September 1, 1999 and October 12, 1999, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales increased $95.1 million, or 58%, to $258.8 million in the third quarter ended September 30, 1999 from $163.7 million in the third quarter of 1998. The increase in net sales was primarily attributable to revenues associated with McDonald's, Beanie Babies related products and Philip Morris.

Gross profit increased $18.8 million, or 58%, to $51.4 million in the third quarter of 1999 from $32.6 million in the third quarter of 1998. As a percentage of net sales, the third quarter gross profit was 19.8% in 1999 and 19.9% in 1998. The gross margin levels in the current quarter reflect a favorable sales mix in the promotional industry segments characterized by higher gross margins.

Selling, general and administrative expenses totaled $37.5 million in the third quarter of 1999 as compared to $34.4 million in the third quarter of 1998. As a percentage of net sales, selling, general and administrative costs totaled 14.5% as compared to 21.0% in the third quarter of 1998. The Company's increased spending was attributable to an increase in the commissions paid to field sales representatives associated with the Company's premium incentives and licensed product businesses as well as to increased client service costs.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales increased $186.0 million, or 34%, to $731.4 million in the first nine months of 1999 from $545.4 million in the first nine months of 1998. The increase in net sales was primarily attributable to revenues associated with McDonald's, Beanie Babies related products and Philip Morris.

Gross profit increased $26.1 million, or 28%, to $120.8 million in the first nine months of 1999 from $94.7 million in the first nine months of 1998. As a percentage of net sales, gross profit decreased to 16.5% in 1999 from 17.4% in 1998. The decrease in the gross margin percentage was primarily the result of a higher concentration of sales volume associated with certain promotional programs in the second quarter that are subject to agreements with certain customers that limit gross margin levels. This decrease was partially offset by the favorable third quarter sales mix in the promotional industry segments characterized by higher gross margins.

Selling, general and administrative expenses totaled $109.7 million in the first nine months of 1999 as compared to $97.4 million in the first nine months of 1998. As a percentage of net sales, selling, general and administrative costs totaled 15.0% as compared to 17.9% in the first nine months of 1998. The Company's increased spending was attributable to an increase in the commissions paid to field sales representatives associated with the Company's premium incentives and licensed product businesses as well as to increased client service costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1999 was $92.3 million compared to $87.5 million at December 31, 1998. Net cash provided by operating activities during the first nine months of 1999 was $8.0 million, due principally to an increase in accrued expenses of $11.7 million, net income of $7.0 million and $6.5 million of depreciation and amortization, which were partially offset by a $18.5 million increase in accounts receivable.

Net cash used in investing activities was $5.6 million, which was primarily attributable to $3.5 million for purchases of property and equipment and a $2.0 million purchase of an investment in the first quarter. In the first nine months of 1998, net cash used in investing activities was $4.1 million, which was primarily attributable to $3.9 million for purchases of property and equipment.

As a result of the Company's decision to embark on the implementation of an enterprise resource planning ("ERP") system in 1999, the Company anticipates that purchases of property and equipment could be substantially higher over the next twelve months than its current levels. The overall cost of the ERP system is expected to approximate $8 million (the bulk of which will be capitalized) and the Company anticipates utilizing external financing for this capital investment. The timing of the cash outlays remain subject to modifications to project timelines.

Net cash used in financing activities in the first nine months of 1999 was $2.7 million, primarily resulting from the repayment of long-term obligations. In the first nine months of 1998, net cash provided by financing activities was $22.1 million, which was primarily attributable to $11.6 million of proceeds from the issuance of common stock and $8.6 million of proceeds from short-term borrowings. In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which is being used for general corporate purposes.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common stock, bank borrowings and capital equipment leases.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in December 1999. As of September 30, 1999, the Company's borrowing capacity was $87.2 million, of which $16.4 million of short-term borrowings and $17.7 million in letters of credit were outstanding. Borrowings under these facilities are collateralized by all assets of the Company. In July 1999, the Company secured a revised facility with the bank for its primary domestic line of credit. The Company has commitments for letter of credit borrowings through July 2000 of up to an aggregate amount of $50 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow and the net proceeds received from the proposed Yucaipa investment (see Proposed Equity Investment section of the MD&A), will satisfy its liquidity and capital needs through the end of 2000. The Company's ability to generate internal cash flow is highly dependent upon its continued relationships with McDonald's, Philip Morris and Ty. Any material adverse change from the Company's current levels of revenues attributable to its major business relationships could adversely affect the Company's cash position and capital availability. The Company may seek additional financing during the next twelve months if the proposed Yucaipa investment does not materialize or current levels of revenues from major customers are not sustained. Any additional equity financing could result in additional dilution to existing investors.

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

In December 1998, the Ownership, Inventory and Assessment steps were essentially complete for all program areas. To date, the Company has completed the implementation of corrective actions and has been continually performing extensive testing to both our systems and infrastructure. With remediation virtually complete, the Company is developing business continuity plans and creating an infrastructure for the identification, communication, and resolution of issues that may arise in the days leading up to, and following, January 1, 2000. The status for each program area is as follows:

      * Information Technology: Substantially all of the Company's business strategic information systems (financial, distribution and marketing) have been assessed, verified, and corrected.

      * Physical Plant: Facilities and manufacturing equipment assessment has been completed with no corrective action necessary.

      * Extended Enterprise: As a result of discussions with its computer software program suppliers, the Company has been assured that all of its current software is Year 2000 compliant. The Company is conducting formal communications with its key customers and suppliers to ascertain the status of their Year 2000 compliance to ensure that the Company is aware of and can mitigate any risks of interruption to business that may be created by their lack of compliance. If the Company's customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be materially adversely affected.

Costs to Address Year 2000 Issues
Currently, the Company expects that the costs associated with becoming Year 2000 compliant will not exceed $.3 million, of which approximately $.3 million has been expended to date.

Risks of Year 2000 Issues and Contingency Plans
The Company continues to assess and test for any potential Year 2000 issues relating to its systems, physical plant, suppliers and customers. The Company is developing, and will continue to develop, contingency plans for dealing with any adverse effect that may become likely in the event the Company's remediation plans are not successful or third parties fail to remediate their own Year 2000 issues. The Company's contingency planning process is intended to mitigate worst-case business disruptions.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         10.1 Credit Agreement dated as of July 29, 1999 among Cyrk, Inc., as Borrower, The Lenders Listed Herein, as Lenders, Wells Fargo Bank, National Association, as Issuing Lender, and Wells Fargo HSBC Trade Bank, N.A., as Administrative Agent
         10.2 Lease extension agreement dated July 29, 1999 by and between Gregory P. Shlopak and Paul M. Butman, Jr. as Trustees of PG Realty Trust, and Cyrk, Inc.
         10.3 Lease extension agreement dated July 29, 1999 by and between Gregory P. Shlopak and Paul M. Butman, Jr. as Trustees of PG Realty Trust, and Cyrk, Inc.
         10.4 Lease extension agreement dated July 29, 1999 by and between Gregory P. Shlopak and Paul M. Butman, Jr. as Trustees of PG Realty Trust, and Cyrk, Inc.

         27       Financial Data Schedule

(b)      Reports on Form 8-K

      The Company filed a Report on Form 8-K dated September 1, 1999 with respect to the Securities Purchase Agreement with Overseas Toys, L.P., an affiliate of The Yucaipa Companies.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 10, 1999       CYRK, INC.


                              /s/Dominic F. Mammola
                              ---------------------------------------
                              Dominic F. Mammola
                              Executive Vice President and
                              Chief Financial Officer
                              (duly authorized officer and principal
                              financial and accounting officer)