Form 10-K
period 1999-12-31
CYRK INC
filed 2000-03-28
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to__________________________________

Commission file number:  0-21878

                                   CYRK,INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          04-3081657
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                3 POND ROAD
       GLOUCESTER, MASSACHUSETTS                             01930
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 29, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was $130,572,508.

At February 29, 2000, 15,786,247 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED PURSUANT TO SECTION 14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE REGISTRANT'S 2000 ANNUAL MEETING OF STOCKHOLDERS HAVE BEEN INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF THE BUSINESS
Cyrk, Inc. (Referred to herein as "Cyrk" or "the Company") is a full-service promotional marketing company, specializing in the design and development of high-impact promotional products and programs. Cyrk was founded in 1976 and is a Delaware corporation. When founded, Cyrk was engaged primarily in the design, manufacture and sale of custom screen-printed sports apparel and accessories. Cyrk also provided private label apparel and accessories to a wide variety of established brands. The Company also developed its own "Cyrk" brand of apparel that was sold to sports and specialty retailers and resort-destination shops. Since its inception, Cyrk has broadened its product design and manufacturing expertise to include a focus on the promotional products business, and has made a number of acquisitions of promotion product companies to further develop this focus. These acquisitions have enabled Cyrk to grow its Corporate Promotions Group ("CPG"), the Company's division that provides promotional products and programs for corporate and trade promotions. Through acquisition, the Company also expanded its capabilities in the consumer promotions arena, with a specialty in kid and family marketing. With its growth, Cyrk has developed its international production and worldwide sourcing capabilities. The Company now also provides a wide range of promotional marketing services to support its corporate clients and complement its product capabilities.

Cyrk's promotional products and services are sold to consumer products and services companies seeking to promote their brand names and corporate identities and to build brand loyalty. Cyrk custom designs unique, high-impact products in a broad spectrum of categories including apparel and accessories, hard goods, toys and electronics, in materials ranging from fabrics and plastics to metals and paper. In addition to providing products and services to companies, Cyrk also sells promotional products directly to consumers through licensing arrangements with its clients seeking to promote their brand names and build brand loyalty. Cyrk's customers include McDonald's(R)(1) Corporation ("McDonald's") (for its Happy Meal(R)(1) promotions, among others), Philip Morris Incorporated ("Philip Morris"), The Coca-Cola(R)(2) Company, ("Coke"(R)(2)) and other companies with recognized brands. The programs developed and managed by Cyrk typically reward the consumer with promotional products that are distributed upon redemption of proofs of purchase or as gifts with the purchase of other products. Cyrk believes that its comprehensive marketing services, which address all aspects of a customer's promotional products program, and its expertise in design, manufacturing and sourcing, have allowed Cyrk to successfully execute large, worldwide high-impact promotional programs.

Additionally, through Cyrk's relationship with Ty Inc. ("Ty"), Cyrk designed, developed, manufactured and distributed to the retail marketplace the Beanie Babies(R)(3) Official Club(TM)(4) kits and other Beanie Babies licensed products.

Cyrk recently expanded its capabilities to include Internet business-to-business brand marketing. Cyrk's comprehensive e-commerce solutions include Internet and intranet electronic malls, point-based loyalty systems, electronic catalogs, online promotional marketing programs and Web design.

ACQUISITIONS
In November 1996, Cyrk acquired Marketing Incentives, Inc. ("MI"), a Norwood, Massachusetts-based company engaged in the sale of advertising specialty and promotional products. This acquisition was Cyrk's first step in its strategic plan to grow its CPG division which provides trade catalogs and promotional products to corporate clients used primarily in business-to-business promotions.



(1) MCDONALD'S AND HAPPY MEAL are registered trademarks of McDonald's
    Corporation.

(2) COCA-COLA AND COKE are registered trademarks of The Coca-Cola Company.

(3) BEANIE BABIES is a registered trademark of Ty Inc.

(4) BEANIE BABIES OFFICIAL CLUB is a trademark of Ty Inc.

In 1997 Cyrk made two key acquisitions. On April 7, 1997, Cyrk acquired Tonkin, Inc. ("Tonkin"), a then twenty-five year old, privately held promotional products company which currently employs approximately 400 employees primarily in its Monroe, Washington headquarters. Tonkin develops and implements corporate identity programs for major domestic and international clients including Caterpillar(R)(5), Inc., Enterprise Rent-A-Car Company and Mars, Incorporated.

On June 9, 1997, Cyrk acquired Simon Marketing, Inc. ("Simon"), a then twenty-one year old privately held Los Angeles-based marketing and promotion agency which currently employs approximately 520 people in the United States, Asia and Europe. Simon provides marketing programs, promotional products and packaging to clients which include McDonald's, Chevron Products Company ("Chevron"), a division of Chevron U.S.A. Inc. and Toys "R" Us, Inc. ("Toys "R" Us"). Simon's dominant, long-standing relationship with McDonald's has produced premiums and promotions which include Happy Meal premiums, national games and other promotions.

1998 RESTRUCTURING
As a result of its 1998 corporate restructuring, Cyrk consolidated certain operating facilities, discontinued its private label and Cyrk brand business, divested its investment in an apparel joint venture and eliminated approximately 450 positions or 28% of its worldwide work force. The majority of the eliminated positions affected the screen printing and embroidery business in Gloucester, Massachusetts. The restructuring was fully executed by the end of 1998.

1999 YUCAIPA INVESTMENT
In November 1999, The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25 million into Cyrk in exchange for 25,000 shares of a new series A convertible preferred stock and a warrant to purchase an additional 15,000 shares of a new series A convertible preferred stock. The proceeds of the investment will be used to fund Cyrk's internal growth and strategic investment and acquisition efforts. In connection with the investment, which was approved by Cyrk's stockholders, Cyrk's board of directors was increased to seven and three designees of Yucaipa, including Cyrk's Chairman, Ronald W. Burkle, were elected to Cyrk's board. In addition, effective as of the closing of this investment, Patrick D. Brady and Allan I. Brown were each elected Co-Chief Executive Officer and Co-President of Cyrk.

PRODUCTS AND SERVICES
Promotional Product Programs. Cyrk provides product-driven High-Impact Promotional Programs(TM)(6) ("HIPP"(TM)(6)) to its customers. The goal of a High-Impact Promotional Program is to enhance corporate identity, develop brand awareness, and build customer or employee loyalty. Cyrk has achieved this goal for many of its customers and continues to develop and manage promotions that generate tremendous growth for customer brands and further develop customer and employee loyalty.

Most of the promotional products used in a HIPP are (1) distributed to consumers in connection with the sale of another product, (2) issued upon redemption of coupons evidencing the purchase of other products, (3) sold in conjunction with the sale of another product or (4) sold as a complement to other products. Promotional products are also frequently provided to retailers that carry the brand name products to reward or incentivise sales efforts and foster goodwill towards employees.

The advertising and marketing campaigns of many companies include the promotional product concept within the design of their overall corporate development. Increasing numbers of companies are seeking to leverage and enhance the value of their brands by demanding promotional products that are superior in quality and design, distinctive, contemporary, integrated with their other products and marketing efforts, and immediately identifiable with their primary product brands and services. Together, Cyrk and its customers recognize that promotional programs are a vital component of a successful marketing strategy. Increasingly, companies are turning to outside professionals to provide the expertise required in complex areas outside their core businesses, such as the design of custom promotional products, and the development and implementation of promotional programs. Cyrk believes that because of its ability to provide integrated services including product and program design; loyalty and direct marketing services; licensing;

(5) CATERPILLAR is a registered trademark of Caterpillar, Inc.

(6) HIGH-IMPACT PROMOTIONAL PROGRAM AND HIPP are trademarks of Cyrk, Inc.

market research; direct manufacturing, sourcing and program fulfillment; its unique creative approach; and its collection of proprietary apparel and accessories, it is able to provide highly superior promotional products that become integral components of an effective, high-impact promotional program.

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

Many of Cyrk's large-scale consumer promotions include custom product which were conceived, designed and produced by Cyrk's Custom Product and Licensing Group ("CP&L"). CP&L has successfully custom designed and developed proprietary product including toys, apparel and accessories for successful consumer promotional programs including the Marlboro Gear and Marlboro Unlimited(R)(7) promotions.

Under its licensing arrangement with Coke, Cyrk has been granted a license to use certain of Coke's trademarks, symbols and designs in connection with the manufacture, sale and distribution of certain merchandise. In 1999, under its license arrangement with Ty, Cyrk developed and marketed licensed Beanie Babies products to consumers. Effective January 1, 2000, the Company is a strategic marketing agent for Ty and will provide Ty advisory, design, development and/or creative services on a project by project basis.

Cyrk, through its CPG division, provides a comprehensive range of services to its corporate clients. These services include the creation and implementation of off-line and on-line brand identity programs, paper and Web-based catalogs, special events marketing, sales incentives and employee recognition programs, safety and service awards, sports sponsorship programs and more. These promotional programs typically incorporate a wide variety of promotional products bearing the customer's company name or logo. These products are varying in type, value and appeal and may include T-shirts, fleece pullovers, sports bags, caps, watches and a variety of other products and apparel items.

Through its Simon subsidiary, the Company provides agency services and integrated marketing solutions including loyalty marketing, licensing, strategic and calendar planning, game design and execution, premium development and production management. Simon is one of the largest creators, developers and procurers of promotional print packaging, contests, games, sweepstakes and toys in the world. In addition to providing its products and services to McDonald's, Simon's customer base includes Chevron and Toys "R" Us.

Design, Merchandising and Product Development. Cyrk believes that one of its most important competitive advantages is the strong design and merchandising capability that it has developed over the last 24 years. Cyrk maintains a staff of graphic designers and product designers who not only design product and catalogs, but also perform trends analysis that enables them to provide direction as to the most effective types of products to include in a promotional program. Cyrk's design team also designs an exclusive, proprietary collection of apparel, accessories and luggage for use in corporate brand identity programs. Cyrk's extensive design capability enables Cyrk to furnish customers with product samples and prototypes quickly. In addition, the merchandising experience of Cyrk's designers allows them to assemble integrated collections of custom products for its customers. Finally, Cyrk's designers work closely with the production staff and understand production methods which allows Cyrk's designs to move efficiently from the design to the production stage.

Internet Capabilities. Cyrk recognized an opportunity to extend its promotional success to the Internet, and in February 2000 announced its intentions to create an Internet subsidiary to service the changing needs of its customers. Cyrk possesses technological expertise in the e-commerce area that includes Internet and intranet electronic malls, point-based loyalty systems, electronic catalogs, online promotional marketing programs and Web design.

(7) Marlboro Unlimited is a registered trademark of Philip Morris Incorporated.

Manufacturing and Sourcing. The quality and timely delivery of Cyrk's products depend on Cyrk's ability to control the manufacturing process. Cyrk seeks to maintain such control by maintaining a physical presence in the Far East to oversee the offshore manufacturing of Cyrk's products by independent Asian factories. Cyrk's Asian operations perform a variety of services for Cyrk, such as selecting manufacturers, communicating product specifications and quality control standards, monitoring the manufacturing process, performing on-site quality control inspections, transferring letters of credit and coordinating export clearance and shipping.

Cyrk has no long-term contracts with manufacturing sources and often competes with other companies for production facilities and import quota capacity. In addition, certain Asian manufacturers require that a letter of credit be posted at the time a purchase order is placed. Cyrk believes that its policy of outsourcing a substantial portion of its manufacturing requirements allows it to achieve increased production flexibility while reducing Cyrk's capital expenditures and costs of maintaining a substantial production work force. Cyrk's business is subject to risks normally associated with conducting business abroad, such as foreign government regulations, political unrest, disruptions or delays in shipments, fluctuations in foreign currency exchange rates and changes in the economic conditions in the countries in which Cyrk's manufacturing sources are located. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if Cyrk's current foreign manufacturing sources were to cease doing business with Cyrk for any reason, Cyrk's business and operating results could be adversely affected. Cyrk's business is also subject to the risks associated with the imposition of additional trade restrictions related to imported products, including quotas, duties, taxes and other charges or restrictions.

Fulfillment Services. Cyrk offers worldwide warehouse fulfillment services and fulfillment consulting services to its promotional product customers. Fulfillment is the process by which promotional products are distributed, often through a product catalog. Cyrk charges separately for its fulfillment services but derives substantially all of its revenue from the sale of products. Cyrk's knowledgeable supply chain management, business-to-business e-commerce systems and tracking systems and warehouses ensure a timely and coordinated execution of a program.

SIGNIFICANT CUSTOMER RELATIONSHIPS
In recent years, Cyrk's business has been concentrated with McDonald's, Philip Morris, Ty and, until 1998, with the Pepsi-Cola Company ("Pepsi"). Cyrk's business with promotional customer clients such as McDonalds and Philip Morris (as well as its other promotional product customers) is based upon purchase orders placed by the customers. McDonald's, along with certain other customers, order a fixed quantity of product to be delivered by an agreed date. While these orders may be canceled prior to delivery of the product, the customer is responsible for any costs associated with the canceled order. Philip Morris and certain other customers place purchase orders from time to time during the course of a promotion. These promotional product customers are not committed to making a minimum number of purchases. For all promotional product customers, the actual purchases depend upon a number of factors including, without limitation, the duration of the promotion and expected consumer redemption rates. Consequently, Cyrk's level of net sales is difficult to predict accurately and may fluctuate greatly from quarter to quarter.

Cyrk conducts its business with McDonald's through its subsidiary, Simon. Simon designs and implements marketing promotions for McDonald's, which include games, sweepstakes, premiums, events, contests, coupon offers, sports marketing, licensing and promotional retail items. Simon's net sales from its business with McDonald's consist of a combination of sales of promotional products and various service fees. In September 1999, the Company agreed with McDonald's that the Company would no longer provide administrative services in connection with McDonald's promotional programs in Europe effective January 1, 2000. As a result of this action, the Company's total sales will decline by approximately 15% from current levels. The net profit contributed by the fees for these services has historically not been material to the overall results of operations. Therefore, the Company believes that the absence of these sales will have no material adverse effect on the Company's profitability. Net sales to McDonald's accounted for 61%, 57% and 36% of Cyrk's consolidated net sales in fiscal 1999, 1998 and 1997, respectively.

Philip Morris accounted for 9%, 11% and 16% of Cyrk's consolidated net sales in 1999, 1998 and 1997, respectively. A substantial majority of those sales relate to Marlboro Unlimited promotions. The United States Food and Drug Administration ("FDA") issued final regulations with respect to promotional programs relating to tobacco products which could have a material adverse effect on Cyrk's business with Philip Morris and on its results of operations. In addition, on November 23, 1998, certain tobacco companies, including Philip Morris, entered into a settlement agreement with 46 states and five U.S. territories that, among other things, prohibits the use of brand names by the tobacco companies in connection with their marketing, distribution, licensing and sales of apparel and other merchandise. The settlement could have a material adverse effect on Cyrk's business with Philip Morris and on its results of operations. For a description of the FDA regulations and the tobacco settlement, and their potential impact on Cyrk's business with Philip Morris, please refer to Cyrk's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

Through its licensing arrangements with Ty, Cyrk developed and marketed licensed Beanie Babies products in 1998 and 1999. Sales of Beanie Babies related products accounted for approximately 11% and 7% of Cyrk's consolidated net sales for 1999 and 1998, respectively. Effective January 1, 2000, the Company is a strategic marketing agent for Ty and will provide Ty advisory, design, development and/or creative services on a project by project basis. Given that the Company is providing these services on a project by project basis, the Company's future revenues and earnings associated with the Ty relationship are difficult to predict. The Company, however, expects sales of Ty related products in 2000 to be significantly less than the 1999 volume, and that such sales will be heavily weighted to the latter half of the year.

Pepsi accounted for 21% of Cyrk's consolidated net sales in 1997. Cyrk's agreements with Pepsi were terminated in December 1997.

BUSINESS DEVELOPMENT AND ACCOUNT MANAGEMENT
Cyrk has approximately 260 employees working on the Company's business development efforts, selling the Company's promotional products and services and providing account management services. These efforts include identifying potential new customers and their promotional needs, making sales presentations and soliciting orders. The business development efforts also include identifying and developing new business opportunities with existing customers, managing client relationships and monitoring the progress of customer programs. These efforts focus on companies seeking to promote their brand names and corporate identities and to build brand loyalty through promotional product advertising. Members of senior management are also actively involved in the business development and sales efforts.

International sales accounted for approximately 38%, 36% and 27% of Cyrk's consolidated net sales in 1999, 1998 and 1997, respectively. International sales are currently made through Cyrk's account representatives in the United States as well as through Cyrk's German, United Kingdom and Hong Kong subsidiaries.

COMPETITION
The promotional products industry is highly fragmented and competitive, and some of Cyrk's competitors have substantially greater financial and other resources than Cyrk. Cyrk's promotional products and services compete with the services of in-house advertising, promotional products and purchasing departments and with designers and vendors of single or multiple product lines. The promotional product services of Cyrk also compete for advertising dollars with other media such as television, radio, newspapers, magazines and billboards. Entry into the promotional product industry is not difficult and new competitors are continually commencing operations.

The primary methods of competition are creativity in product design, quality and style of products, prompt delivery, customer service, price, financial strength, and an ability to provide a full range of innovative Web-based marketing services. Cyrk believes that it currently competes favorably in each of the foregoing areas and that its ability to provide a full range of integrated services gives it a competitive advantage.

BACKLOG
At December 31, 1999, Cyrk had written purchase orders for $312.1 million as compared to $247.6 million at December 31, 1998. Cyrk's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, Cyrk cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

TESTING AND QUALITY CONTROL
Cyrk bears the risk of non-conforming goods sold to its customers and, in the case of outsourced products, generally has recourse against the manufacturer. Because many products are sourced in Asia, Cyrk relies primarily on monitoring and inspection activities to ensure quality control rather than on any remedies it may have for defective goods.

Cyrk, through independent laboratories, performs extensive tests to ensure that materials and fabrics meet all applicable United States and foreign safety and quality standards, including flammability and child safety laws. In some cases additional tests are performed by or on behalf of Cyrk's customers.

IMPORTS AND IMPORT RESTRICTIONS
A substantial amount of net sales of Cyrk in 1999 was attributable to products manufactured in Asia. The importation of such products is subject to the constraints imposed by bilateral agreements between the United States and substantially all of the countries from which Cyrk imports goods. These agreements impose quotas that limit the quantity of certain types of goods, including textile products imported by Cyrk, which can be imported into the United States from those countries. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.

Cyrk's continued ability to source products that it imports may be adversely affected by additional bilateral and multilateral agreements, unilateral trade restrictions, significant decreases in import quotas, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on imports.

Products imported by Cyrk from China currently receive the same preferential tariff treatment accorded goods from countries granted "most favored nation" status. However, the renewal of China's most favored nation treatment has been a contentious political issue for several years and there can be no assurance that such status will be continued. If China were to lose its "most favored nation" status, goods imported from China will be subject to significantly higher duty rates which would increase the cost of goods from China. In 1999, a substantial amount of Cyrk's net sales were from products manufactured in China.

EMPLOYEES
At December 31, 1999, Cyrk had approximately 1,425 full-time employees. Cyrk's work force is not unionized and Cyrk believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

In 1999, Cyrk leased its principal executive and certain sales and administrative offices in Gloucester, Massachusetts. At December 31, 1999, Cyrk occupied approximately 71,100 square feet under leases that expire in April 2000 and have an annual base rent of approximately $583,000. All of the Gloucester facilities are owned by a trust of which Gregory P. Shlopak is both a trustee and beneficiary. Mr. Shlopak is one of Cyrk's founders and is a former Chief Executive Officer and former member of its Board of Directors. Cyrk will relocate from its Gloucester facilities in 2000 to offices in Wakefield, Massachusetts. Cyrk will occupy approximately 47,900 square feet under a lease with an unrelated party that expires in March 2005 and will have an annual base rent of approximately $623,000.

Cyrk also leases approximately 120,000 square feet of warehouse space in Danvers, Massachusetts under the terms of a lease which expires in December 2011 and has an annual base rent of approximately $460,000. Cyrk uses the warehouse for inventory storage and to perform fulfillment services for certain of its customers. This facility is owned by a trust of which Mr. Shlopak and Patrick D. Brady, Cyrk's Co-Chief Executive Officer and Co-President, are both trustees and beneficiaries.

Related to its Simon operations, Cyrk leases an aggregate of approximately 122,000 square feet of office space in Los Angeles, Chicago and Atlanta pursuant to leases which expire in December 2000 through November 2006. The annual base rent of these leases is approximately $2,517,000.

Cyrk leases approximately 132,000 square feet of warehouse, production and office space in Monroe, Washington attributable to its Tonkin operations pursuant to a lease which expires in September 2007. The annual base rent of this lease is approximately $623,000. In addition to this facility, Tonkin leases approximately 22,000 square feet of office and warehouse space in Peoria, Illinois under a lease that expires in December 2003.

Additionally, Cyrk leases approximately 20,800 square feet of warehouse and office space in Norwood, Massachusetts which is used for certain of its advertising specialty operations, pursuant to a lease which expires in July 2001. Cyrk also leases approximately 12,000 square feet of office space in New York City, pursuant to a lease which expires in July 2001 and leases approximately 52,500 square feet of additional office space in various US cities.

In addition to its domestic lease facilities, Cyrk leases a total of approximately 60,500 square feet of European office and warehouse space in Frankfurt, London, Munich and Paris, and, leases an aggregate of approximately 56,300 square feet of Asian office and warehouse space in Hong Kong, Korea, Taiwan and Tokyo under leases which expire in April 2000 through December 2007.

For a summary of Cyrk's minimum rental commitments under all noncancelable operating leases as of December 31, 1999, see notes to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On November 10, 1999, Cyrk held a Special Meeting in lieu of Annual Meeting of Stockholders. Following are the matters considered at the meeting. For additional information related to these matters, reference is made to the Company's Report on Form 8-K and its proxy statement filed on Schedule 14A with the Securities and Exchange Commission, dated September 1, 1999 and October 12, 1999, respectively.

         1. The approval of the issuance of 25,000 shares of series A senior cumulative participating convertible preferred stock and a warrant to purchase 15,000 shares of series A senior cumulative participating convertible preferred stock to Yucaipa. The results of the voting were as follows:

                  For                       Against             Votes Withheld          Broker Non-Votes
                  ---                       -------             --------------          ----------------
                  9,926,650               1,093,020                  39,460                 2,817,050

         2. The election of six directors to serve for terms of either one, two or three years. The results of the voting were as follows:

                  Nominee                     For            Votes Withheld            Broker Non-Votes
                  -------                     ----           ---------------           ----------------
                  Patrick D. Brady        12,913,962            962,218                      0
                  Allan I. Brown          12,915,046            961,134                      0
                  Ronald W. Burkle        12,914,393            961,787                      0
                  George G. Golleher      12,913,993            962,187                      0
                  Joseph Anthony Kouba    12,913,793            962,387                      0
                  Richard Wolpert         12,913,858            962,322                      0

         3. The approval and ratification of an amendment to Cyrk's 1993 Employee Stock Purchase Plan to increase the number of shares of common stock available under the plan from 300,000 to 600,000. The results of the voting were as follows:

                    For                   Against               Abstain                 Broker Non-Votes
                    ---                   -------               -------                 ----------------
                  13,263,442              489,893               46,666                          76,179

         4. The ratification of the appointment of PricewaterhouseCoopers LLP as Cyrk's independent auditors for the 1999 fiscal year. The results of the voting were as follows:

                     For                   Against               Abstain                      Broker Non-Votes
                     ---                   -------               -------                     ----------------
                  13,808,056               20,886               46,558                               680

                      EXECUTIVE OFFICERS OF THE REGISTRANT


The following are the names, ages, positions with Cyrk and a brief description of the business experience during the last five years of the executive officers of Cyrk, all of whom serve until they resign or are removed from such offices by the Board of Directors:



PATRICK D. BRADY (44):              Co-Chief Executive Officer and Co-President.  Mr. Brady is a founder of Cyrk and has served as one of its directors since its incorporation in 1990.  Mr. Brady served as the
                                    Treasurer of Cyrk from May 1990 until May 1993, and has also served as Cyrk's Chief
                                    Operating Officer from May 1993 until November 1999 and its Chief Financial Officer from
                                    May 1993 to September 1994.  Mr. Brady was elected President in May 1993 and Chief
                                    Executive Officer in December 1998.  In November 1999, he was elected Co-Chief Executive
                                    Officer and Co-President.

ALLAN I. BROWN (59):                Co-Chief Executive Officer and Co-President.  Mr. Brown has been the Chief Executive
                                    Officer of our Simon Marketing, Inc. subsidiary since 1975.  In November 1999, he was elected Co-Chief Executive Officer and Co-President and to Cyrk's Board of Directors

TERRY B. ANGSTADT (46):             Executive Vice President.  Mr. Angstadt has served in various management positions at
                                    Cyrk since January 1992.  Mr. Angstadt was elected an Executive Vice President of Cyrk in May 1993.

TED L. AXELROD (44):                Executive Vice President.  Mr. Axelrod joined Cyrk in July 1995 to direct Cyrk's corporate strategy and development efforts.  He was elected an Executive Vice President of Cyrk in September 1997.  From August 1987 to July 1995, he held various positions including Managing Director and Head of Mergers and Acquisitions of BNY Associates,
                                    Incorporated, an investment banking subsidiary of The Bank of New York Company, Inc.
                                    (formerly BNE Associates, Inc., a subsidiary of The Bank of New England, N.A.).

DOMINIC F. MAMMOLA (44):            Executive Vice President and Chief Financial Officer. Mr. Mammola was elected an
                                    Executive Vice President of Cyrk in September 1997. He has served as Vice President and
                                    Chief Financial Officer of Cyrk since September 1994.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's stock is traded on The Nasdaq Stock Market under the symbol CYRK. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported by The Nasdaq Stock Market's National Market.

                                         1999                                       1998
                             High                     Low              High                      Low
                             ----                     ---              ----                      ---
First Quarter               $8.00                   $ 5.38            $17.25                    $9.50
Second Quarter               6.88                     6.00             20.38                    10.06
Third Quarter                5.88                     4.63             13.25                     6.75
Fourth Quarter              12.00                     6.44             10.25                     6.50

As of February 29, 2000, the Company had approximately 338 holders of record (representing approximately 4,400 beneficial owners) of its common stock. The last reported sale price of the Company's common stock on February 29, 2000 was $9.69.

The Company has never paid cash dividends, other than stockholder distributions of Subchapter S earnings during 1993 and 1992, and none are contemplated in the foreseeable future (other than the dividends required to be paid by the Company pursuant to the terms of its redeemable preferred stock - see notes to consolidated financial statements) as the Company currently intends to retain its earnings to finance future growth. In addition, the Company's ability to pay cash dividends is limited pursuant to the terms of its credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA.


SELECTED INCOME                                      For the Years Ended December 31,
STATEMENT DATA:                     1999               1998              1997(3)          1996             1995
                                    ----               ----              ----             ----             ----
                                                  (In thousands, except per share data)
Net sales                        $988,844          $757,853           $558,623          $250,901       $135,842
Net income (loss)                  11,136  (1)       (3,016)  (2)        3,236               438         (2,338)
Earnings (loss) per
  common share - basic               0.70  (1)        (0.20)  (2)         0.26              0.04          (0.22)
Earnings (loss) per
  common share - diluted             0.67  (1)        (0.20)  (2)         0.25              0.04          (0.22)


SELECTED BALANCE                                                 December 31,
SHEET DATA:                        1999                1998              1997             1996             1995
                                   ----                ----              ----             ----             ----
                                                               (In thousands)
Working capital                  $110,823            $ 87,517         $ 61,314          $100,565        $106,188
Total assets                      369,148             337,341          313,845           190,239         137,598
Long-term obligations               9,156              12,099            9,611                --              --
Redeemable preferred
  stock                            20,553                 --                --                --              --
Stockholders' equity              190,524             177,655          160,353           124,347         123,600

(1) Includes $1,675 of pre-tax nonrecurring charges. See notes to consolidated financial statements.

(2) Includes $15,288 of pre-tax restructuring and nonrecurring charges. See notes to consolidated financial statements.

(3) Includes the results of operations of acquired companies from the acquisition dates.

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

GENERAL

The Company is a full-service promotional marketing company, specializing in the design and development of high-impact promotional products and programs. The majority of the Company's revenue is derived from the sale of products to consumer product companies seeking to promote their brand and build customer loyalty as well as products sold to consumers under certain license agreements.

The Company's business is heavily concentrated with McDonald's Corporation ("McDonald's") and Philip Morris Incorporated ("Philip Morris"), as well as sales associated with its license arrangement with Ty Inc. ("Ty"), the world's largest manufacturer and marketer of plush toys (sold under the name Beanie Babies). Net sales to McDonald's and Philip Morris accounted for 61% and 9%, 57% and 11% and 36% and 16% of total net sales in 1999, 1998 and 1997, respectively. Sales of Beanie Babies related products accounted for 11% and 7% of total net sales in 1999 and 1998, respectively. Sales to Pepsi-Cola Company ("Pepsi") accounted for 21% of 1997 net sales. The Company's agreements with Pepsi were terminated in December 1997.

The Company's business with McDonald's and Philip Morris (as well as other promotional customers) is based upon purchase orders placed from time to time during the course of promotions. There are no written agreements which commit them to make a certain level of purchases. The actual level of purchases depends on a number of factors, including the duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter. The Company expects that a significant percentage of its net sales in 2000 will be to McDonald's and Philip Morris.

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

In September 1999, the Company agreed with McDonald's that the Company would no longer provide administrative services in connection with McDonald's promotional programs in Europe effective January 1, 2000. The fees for these services have historically not been material to the overall results of operations. As a result of this action, the Company's total sales will decline by approximately 15% from current levels. However, because the agreement with McDonald's related to these services did not provide for significant gross margin on associated sales, the Company believes that the absence of these sales will have no material adverse effect on the Company's profitability.

In December 1997, the Company entered into a license agreement ("the Agreement") with Ty which granted the Company the exclusive right to develop and market licensed Beanie Babies products in connection with the Beanie Babies Official Club, a consumer membership kit. In May 1999, the parties mutually agreed to modify the Agreement and to enter into a new arrangement in which the Company's rights in connection with the Beanie Babies Official Club are non-exclusive in order to enable Ty to market and distribute Beanie Babies products in connection with the Club and in cooperation with the Company commencing in July 1999. Under the new arrangement which extended through the end of 1999, the Company would provide creative and sourcing services for Ty in collaboration with Ty. In 1999, the Company's seasonal pattern of sales and earnings, including a loss in the first quarter, and significant revenues and profitability in the second half of the year, was primarily attributed to the sale of Ty Beanie Babies product.

Effective January 1, 2000, the Company is a strategic marketing agent for Ty and will provide Ty advisory, design, development and/or creative services on a project by project basis. Given that the Company is providing these services on a project by project basis, the Company's future revenues and earnings associated with the Ty relationship are difficult to predict. The Company, however, expects sales of Ty related products in 2000 to be substantially less than the 1999 volume, and that such sales will be heavily weighted to the latter half of the year.

As a result of timing associated with potential Ty activity and consistent with the seasonal nature of other client promotional activity, the Company announced in February 2000 that it would incur an operating loss in the first quarter of 2000.

At December 31, 1999, the Company had written purchase orders for $312.1 million as compared to $247.6 million at December 31, 1998. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

EQUITY INVESTMENT

In November 1999, The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25 million in the Company in exchange for convertible preferred stock and a warrant to purchase an additional $15 million of convertible preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders held on November 10, 1999, Yucaipa, through an affiliate, purchased 25,000 shares of a new series of Company convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and received a warrant to purchase an additional 15,000 shares of a new series of Company convertible preferred stock (initially convertible into 1,666,666 shares of Company common stock). The net proceeds ($20.6 million) from this transaction will be used for general corporate purposes and to fund the Company's growth and strategic investment and acquisition efforts.

As of November 10, 1999, assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 16% of the then outstanding common shares. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Yucaipa would own a total of approximately 23% of the then outstanding common shares making it the Company's largest shareholder.

In connection with this transaction, Ronald W. Burkle, managing partner of Yucaipa, was appointed chairman of Cyrk's Board of Directors, Patrick D. Brady and Allan I. Brown were named Co-Chief Executive Officers and Co-Presidents of Cyrk, and Mr. Brown was named to Cyrk's Board of Directors. In addition to Mr. Burkle, Yucaipa is entitled to nominate two individuals to a seven-person Cyrk Board of Directors. Additionally, the Company will pay Yucaipa an annual management fee of $500,000 for a five-year term for which Yucaipa will provide general business consultation and advice and management services. See notes to consolidated financial statements.

For additional information related to this transaction, reference is made to the Company's Report on Form 8-K and its proxy statement filed on Schedule 14A with the Securities and Exchange Commission, dated September 1, 1999 and October 12, 1999, respectively.

1998 CORPORATE RESTRUCTURING

As a result of its 1998 corporate restructuring, the Company recorded a 1998 charge to operations of $11.8 million for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. The restructuring plan was fully executed by the end of 1998. See notes to consolidated financial statements.

RESULTS OF OPERATIONS

1999 Compared to 1998
Net sales increased $231.0 million, or 30%, to $988.8 million in 1999 from $757.9 million in 1998. The increase in net sales was primarily attributable to revenues associated with McDonald's, Beanie Babies related products and Philip Morris.

Gross profit increased $34.5 million, or 25%, to $172.3 million in 1999 from $137.9 million in 1998. As a percentage of net sales, gross profit decreased to 17.4% in 1999 from 18.2% in 1998. The decrease in the gross margin percentage was primarily the result of a higher concentration of sales volume associated with certain promotional programs that are subject to agreements with certain customers that limit gross margin levels.

As a percentage of net sales, selling, general and administrative expenses excluding nonrecurring charges totaled 15.7% in 1999 as compared to 17.9% in 1998. Selling, general and administrative expenses totaled $155.0 million in 1999 as compared to $135.5 million in 1998. The Company's increased spending was attributable to an increase in the commissions paid to field sales representatives associated with sales increases generated from the Company's premium incentives and licensed product businesses, as well as to increased client management and support costs.

The Company recorded a 1999 nonrecurring pre-tax charge to operations of $1.7 million associated with the settlement of previously issued incentive stock options in a subsidiary which were issued to principals of a previously acquired company. The settlement was reached to facilitate the integration of the acquired company into other operations within the Company's CPG division.

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

Other income of $2.8 million in 1999 and $7.1 million in 1998 represents the gains realized on the sale of an investment. See notes to consolidated financial statements.

For an analysis of the change in the effective tax rates from 1997 to 1999 and a discussion of the valuation allowance recorded by the Company, see notes to consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1999 was $110.8 million compared to $87.5 million at December 31, 1998. Net cash provided by operating activities during 1999 was $31.1 million, due principally to net income and depreciation and amortization of $20.1 million and an increase in accrued expenses of $15.7 million.

Net cash used in investing activities was $16.9 million, which was primarily attributable to $12.5 million in investments made by the Company in 1999 and $5.5 million of purchases of property and equipment. In 1998, net cash provided by investing activities was $5.3 million, which was primarily attributable to $10.8 million in proceeds from the sale of investments which was partially offset by $5.3 million of purchases of property and equipment.

The Company is evaluating the implementation of an enterprise resource planning ("ERP") system. If approved, the Company anticipates that its year 2000 purchases of property and equipment will be substantially higher than the 1999 levels. The cost of the ERP system will be driven by the scope and timing of the implementation which remains subject to final review and approval.

In February 2000, the Company announced its plan to transfer its e-business operations into a wholly-owned subsidiary, along with the Internet related equity investments the Company has made in various companies. Throughout 2000, the Company expects to make additional Internet related equity investments as the Company expands its overall e-business initiatives.

Net cash provided by financing activities in 1999 was $10.1 million which was primarily attributable to $20.6 million of net proceeds received from an equity investment in the Company (see notes to consolidated financial statements) which was partially offset by $8.0 million of repayments of short-term borrowings. In 1998, net cash provided by financing activities was $9.5 million, which was primarily attributable to $11.6 million of proceeds from the issuance of common stock. In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10.0 million which is being used for general corporate purposes.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common and preferred stock, bank borrowings and capital equipment leases. Such cash requirements for 1999 were provided principally by operating and financing activities.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in June 2000. The Company's primary domestic line of credit, amounting to $50 million, expires in July 2000. As of December 31, 1999, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $107.5 million, of which $8.4 million of short-term borrowings and $20.0 million in letters of credit were outstanding. In addition, bank guarantees totaling $2.3 million were outstanding at December 31, 1999. Borrowings under these facilities are collateralized by all assets of the Company.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the end of 2000. Consistent with its announcement of an expected first quarter operating loss, the Company anticipates the majority of its internal cash flow will be derived in the second half of 2000. The Company's ability to generate internal cash flow is highly dependent upon its continued relationships with McDonald's, Philip Morris and Ty. Any material adverse change from the Company's revenues and related contribution attributable to its major business relationships could adversely affect the Company's cash position and capital availability.

IMPACT OF THE YEAR 2000 ISSUE

General
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company completed a comprehensive Year 2000 Compliance Program which is summarized below and has not experienced any systems or operational disruptions associated with the Year 2000 issue.

State of Readiness
To manage its Year 2000 program, the Company divided its efforts into three program areas--Information Technology (computer hardware, software and electronic data interchange (EDI) interfaces), Physical Plant (manufacturing equipment and facilities) and Extended Enterprise (suppliers and customers). For each of these program areas, the Company used a four-step approach: Ownership (creating awareness, assigning tasks); Inventory (listing items to be assessed for Year 2000 readiness); Assessment (prioritizing the inventoried items, assessing their Year 2000 readiness, planning corrective actions, making initial contingency plans); and, Corrective Action Deployment (implementing corrective actions, verifying implementation, finalizing and executing contingency plans). The Company completed the four-step approach for the Year 2000 readiness for all three program areas by December 1999.

Costs to Address Year 2000 Issues
The costs associated with becoming Year 2000 compliant totaled approximately $.3 million.

Risks of Year 2000 Issues and Contingency Plans
Although the Company has not encountered any significant Year 2000 issues to date, the Company has business continuity plans and has created an infrastructure for the identification, communication and resolution of issues that may arise. The Company's contingency planning process is intended to mitigate worst-case business disruptions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Accountants                                                                                 25
Consolidated Balance Sheets as of December 31, 1999 and 1998                                                      26
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997                        27
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998
     and 1997                                                                                                     28
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                        29
Notes to Consolidated Financial Statements                                                                      30-41

Schedule II:  Valuation and Qualifying Accounts                                                                   42



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding the Company's directors is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2000 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I hereof, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2000 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2000 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2000 Annual Meeting of Stockholders under the sections captioned "Certain Relationships and Related Transactions" and "Indebtedness of Management" and is incorporated herein by reference thereto.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

             (a)    DOCUMENTS FILED AS PART OF THIS REPORT.

                    1.    FINANCIAL STATEMENTS:

                          Consolidated Balance Sheets as of December 31, 1999 and 1998

                          Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

                          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                          Notes to Consolidated Financial Statements

                    2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997:

                          Schedule II:      Valuation and Qualifying Accounts.

                          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    3.    EXHIBITS

 EXHIBIT NO.       DESCRIPTION

2.1 (11) Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

3.1 (4)           Restated Certificate of Incorporation of the Registrant

3.2 (2)           Amended and Restated By-laws of the Registrant

3.3 Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock, filed herewith

4.1 (2)           Specimen certificate representing Common Stock

10.1 (3)(13)      1993 Employee Stock Purchase Plan, as amended

10.2 (3)(4)       1993 Omnibus Stock Plan, as amended

10.3 (4)          Lease dated as of April 19, 1989, between Gregory P.
                  Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust, and Cyrk, Inc.

10.3.1 (9)        Lease extension agreement dated March 16, 1999 by and
                  between Gregory P. Shlopak and Paul M. Butman, Jr., as
                  Trustees of PG Realty Trust and Cyrk, Inc.

10.3.2 (12)       Lease extension agreement dated July 29, 1999 by and
                  between Gregory P. Shlopak and Paul M. Butman, Jr., as
                  Trustees of PG Realty Trust and Cyrk, Inc.

10.3.3 (12)       Lease extension agreement dated July 29, 1999 by and
                  between Gregory P. Shlopak and Paul M. Butman, Jr., as
                  Trustees of PG Realty Trust and Cyrk, Inc.

10.3.4 (12)       Lease extension agreement dated July 29, 1999 by and
                  between Gregory P. Shlopak and Paul M. Butman, Jr., as
                  Trustees of PG Realty Trust and Cyrk, Inc.

10.4 (12)         Credit Agreement dated as of July 29, 1999 among Cyrk,
                  Inc., as Borrower, The Lenders Listed Herein, as Lenders,
                  Wells Fargo Bank, National Association, as Issuing Lender, and
                  Wells Fargo HSBC Trade Bank, N.A., as Administrative Agent

10.5 (1) Tax Allocation and Indemnity Agreement dated July 6, 1993, among Cyrk, Inc., the Registrant, Gregory P. Shlopak and Patrick D. Brady

10.6 (2)(3)       Restricted Stock Purchase Agreement dated May 10, 1993,
                  between the Registrant and Terry B. Angstadt

10.7 (3)(5)       Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P.
                  Shlopak and Patrick D. Brady, Trustee, entitled "The Shlopak
                  Family 1994 Irrevocable Insurance Trust"

10.7.1 (3)(5)     Assignments of Life Insurance policies as Collateral,
                  each dated November 15, 1994

10.8 (3)(5)       Life Insurance Agreement dated as of November 15, 1994
                  by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P. Shlopak and Patrick D. Brady, Trustee, entitled
                  "The Gregory P. Shlopak 1994 Irrevocable Insurance Trust"

10.8.1 (3)(5)     Assignments of Life Insurance policies as Collateral,
                  each dated November 15, 1994

10.9 (3)(5)       Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Walter E. Moxham, Jr. as Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and Walter E. Moxham, Jr., Trustee, entitled
                  "The Patrick D. Brady 1994 Irrevocable Insurance Trust"

10.9.1 (3)(5)     Assignments of Life Insurance policies as Collateral,
                  each dated November 15, 1994

10.10 (3)(6)      1997 Acquisition Stock Plan

10.11 (7)         Securities Purchase Agreement dated February 12, 1998 by
                  and between Cyrk, Inc. and Ty Warner

10.12 (8)         Severance Agreement between Cyrk, Inc. and Gregory P.
                  Shlopak

10.13 (3)(9)      Change of Control Agreement between Cyrk, Inc. and
                  Terry B. Angstadt dated November 2, 1997

10.14 (3)(9)      Severance Agreement between Cyrk, Inc. and Ted L.
                  Axelrod dated November 20, 1998

10.15 (3)(9)      Severance Agreement between Cyrk, Inc. and Dominic F.
                  Mammola dated November 20, 1998

10.15.1 (3)(9)    Amendment No. 1 to Severance Agreement between Cyrk,
                  Inc. and Dominic F. Mammola dated March 29, 1999

10.16 Registration Rights Agreement between Cyrk, Inc. and Overseas Toys, L.P., filed herewith

10.17 Management Agreement between Cyrk, Inc. and The Yucaipa Companies, filed herewith

10.18 (3)(11)     Employment Agreement between Cyrk, Inc. and Allan
                  Brown, dated September 1, 1999

10.19 (3)(11)     Employment Agreement between Cyrk, Inc. and Patrick
                  Brady, dated September 1, 1999

10.20 Lease agreement dated as of July 29, 1999, between TIAA Realty, Inc. and Cyrk, Inc., filed herewith

10.21 (3)         Life Insurance Agreement dated as of September 29, 1997 by and between Simon Marketing, Inc. and Frederic N. Gaines,
                  Trustee of the Allan I. Brown Insurance Trust, under
                  Declaration of Trust dated September 29, 1997, filed herewith

21.1              List of Subsidiaries, filed herewith

23.1 Consent of PricewaterhouseCoopers LLP - Independent Accountants, filed herewith

27.98             Restated Financial Data Schedule, filed herewith

27.99             Financial Data Schedule, filed herewith

99.1 (10)         Amended Cautionary Statement for Purposes of the "Safe
                  Harbor" Provisions of the Private Securities Litigation Reform
                  Act of 1995

99.2 (3) (11)     Termination Agreement among Cyrk, Inc., Patrick
                  Brady, Allan Brown, Gregory Shlopak, Eric Stanton, and Eric
                  Stanton Self-Declaration of Revocable Trust

------------------------------------

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


(4) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-45655) and incorporated herein by reference.

(7) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's Report on Form 8-K dated December 31, 1998 and incorporated herein by reference.

(9) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(10) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1999 and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's Report on Form 8-K dated September 1, 1999 and incorporated herein by reference.

(12) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 1999 and incorporated herein by reference.

(13) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated February 1, 2000 and incorporated herein by reference.

         (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CYRK, INC.



Date:  March 27,  2000     By:   /s/Dominic F. Mammola
                                ----------------------
                                Dominic F. Mammola
                                Executive Vice President and Chief Financial
                                Officer (principal financial and accounting
                                officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald W. Burkle                     Chairman                                        March 27, 2000
------------------
RONALD W. BURKLE



/s/Patrick D. Brady                     Co-Chief Executive Officer                      March 27, 2000
-------------------                     Co-President
PATRICK D. BRADY                        (Co-principal executive officer)



/s/Allan I. Brown                       Co-Chief Executive Officer                      March 27, 2000
-----------------                       Co-President
ALLAN I. BROWN                          (Co-principal executive officer)


/s/Joseph W. Bartlett                   Director                                        March 27, 2000
---------------------
JOSEPH W. BARTLETT


/s/J. Anthony Kouba                     Director                                        March 27, 2000
-------------------
J. ANTHONY KOUBA


/s/George G. Golleher                   Director                                        March 27, 2000
---------------------
GEORGE G. GOLLEHER

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
   Stockholders of Cyrk, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cyrk, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
February 4, 2000

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         1999                   1998
                                                                                         ----                   ----
                                                         ASSETS
Current assets:
  Cash and cash equivalents                                                             $  99,698           $  75,819
  Investment                                                                                2,423               2,944
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $4,243
     at December 31, 1999 and $2,682 at December 31, 1998                                  91,782              87,372
   Officers, stockholders and related parties                                               3,121                 204
  Inventories                                                                              45,193              51,250
  Prepaid expenses and other current assets                                                 7,056               7,227
  Deferred and refundable income taxes                                                     10,465               9,813
                                                                                        ---------           ---------
     Total current assets                                                                 259,738             234,629
Property and equipment, net                                                                13,140              13,285
Excess of cost over net assets acquired, net                                               73,961              82,771
Investments                                                                                12,500                  --
Deferred income taxes                                                                       1,778                  --
Other assets                                                                                8,031               6,656
                                                                                        ---------           ---------
                                                                                        $ 369,148           $ 337,341
                                                                                        =========           =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                                 $   8,888           $  16,929
  Accounts payable:
   Trade                                                                                   41,795              43,907
   Affiliates                                                                                  --               2,043
  Accrued expenses and other current liabilities                                           97,278              83,280
  Deferred income taxes                                                                       954                  --
  Accrued restructuring expenses                                                               --                 953
                                                                                        ---------           ---------
     Total current liabilities                                                            148,915             147,112
Long-term obligations                                                                       9,156              12,099
Deferred income taxes                                                                          --                 475
                                                                                        ---------           ---------
     Total liabilities                                                                    158,071             159,686
                                                                                        ---------           ---------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 25,000 shares issued and outstanding, stated at redemption value of $1,000 per share ($25,000),
  net of issuance costs                                                                    20,553                  --

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 Series
     A1 issued                                                                                 --                  --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     15,740,850 shares issued and outstanding at December 31, 1999 and
     15,453,058 shares issued and outstanding at December 31, 1998                            157                 155
  Additional paid-in capital                                                              141,482             138,784
  Retained earnings                                                                        48,587              37,593
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                                          1,336               1,442
     Cumulative translation adjustment                                                     (1,038)               (319)
                                                                                        ---------           ---------
     Total stockholders' equity                                                           190,524             177,655
                                                                                        ---------           ---------

                                                                                        $ 369,148           $ 337,341
                                                                                        =========           =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1999               1998               1997
                                                           ----               ----               ----
Net sales                                              $ 988,844           $ 757,853           $ 558,623
Cost of sales:
 Related parties                                              --               9,211              10,094
 Other                                                   816,507             610,758             445,434
                                                       ---------           ---------           ---------
                                                         816,507             619,969             455,528
                                                       ---------           ---------           ---------
Gross profit                                             172,337             137,884             103,095
                                                       ---------           ---------           ---------
Selling, general and administrative expenses:
 Goodwill amortization                                     3,568               3,324               2,226
 Related parties                                           1,002               1,264               1,198
 Other                                                   150,425             130,863              90,529
Nonrecurring charges                                       1,675              15,288                  --
                                                       ---------           ---------           ---------
                                                         156,670             150,739              93,953
                                                       ---------           ---------           ---------
Operating income (loss)                                   15,667             (12,855)              9,142
Interest income                                           (3,232)             (3,569)             (2,413)
Interest expense                                           2,115               2,579               2,102
Equity in loss of affiliates                                  --                 418               1,363
Other income                                              (2,752)             (7,100)                 --
                                                       ---------           ---------           ---------
Income (loss) before income taxes                         19,536              (5,183)              8,090
Income tax provision (benefit)                             8,400              (2,167)              4,854
                                                       ---------           ---------           ---------
Net income (loss)                                         11,136              (3,016)              3,236

Preferred stock dividends                                    142                  --                  --
                                                       ---------           ---------           ---------

Net income (loss) available to common stockholders     $  10,994           $  (3,016)          $   3,236
                                                       =========           =========           =========

Earnings (loss) per common share - basic               $    0.70           $   (0.20)          $    0.26
                                                       =========           =========           =========

Earnings (loss) per common share - diluted             $    0.67           $   (0.20)          $    0.25
                                                       =========           =========           =========

Weighted average shares outstanding - basic               15,624              14,962              12,592
                                                       =========           =========           =========

Weighted average shares outstanding - diluted             16,631              14,962              13,025
                                                       =========           =========           =========



                   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                                Accumulated
                                     Common          Additional                                    Other          Total
                                     Stock            Paid-in      Retained     Comprehensive   Comprehensive  Stockholders'
                                ($.01 Par Value)      Capital      Earnings     Income (Loss)   Income (Loss)     Equity
                                ----------------     ----------    --------     -------------   -------------  -------------
Balance, December 31, 1996           $ 108           $  87,402     $ 37,373                       $     (536)       $ 124,347
Comprehensive income:
  Net income                                                          3,236        $  3,236                             3,236
                                                                                   --------
  Other comprehensive income,
      net of income taxes:
    Net unrealized gains on
      available-for-sale securities                                                      56                                56
    Translation adjustment                                                              247                               247
                                                                                   --------
  Other comprehensive income                                                            303              303
                                                                                   --------
Comprehensive income                                                               $  3,539
                                                                                   ========
Issuance of shares under
  employee stock option
  and stock purchase plans               1                 466                                                            467
Issuance of shares for
  businesses acquired                   28              31,972                                                         32,000
                                     -----            --------     --------                        ---------        ---------
Balance, December 31, 1997             137             119,840       40,609                             (233)         160,353
Comprehensive loss:
  Net loss                                                           (3,016)       $ (3,016)                           (3,016)
                                                                                   --------
Other comprehensive income
    (loss), net of income taxes:
    Net unrealized gains on
     available-for-sale securities                                                    1,442                             1,442
    Translation adjustment                                                              (86)                              (86)
                                                                                   --------
  Other comprehensive income                                                          1,356           1,356
                                                                                   --------
Comprehensive loss                                                                 $ (1,660)
                                                                                   ========
Issuance of shares under
  employee stock option
  and stock purchase plans,
  net of tax benefit                     2               1,609                                                          1,611
Issuance of shares for
  businesses acquired                    6               7,345                                                          7,351
Issuance of shares for
  private placement                     10               9,990                                                         10,000
                                      ----            --------     --------                         ---------       ---------
Balance, December 31, 1998             155             138,784       37,593                            1,123          177,655
Comprehensive income:
  Net income                                                         11,136        $ 11,136                            11,136
                                                                                   --------
  Other comprehensive loss,
      net of income taxes:
    Net unrealized loss on
      available-for-sale securities                                                    (106)                             (106)
    Translation adjustment                                                             (719)                             (719)
                                                                                    --------
  Other comprehensive loss                                                             (825)            (825)
                                                                                   --------
Comprehensive income                                                               $ 10,311
                                                                                   ========
Dividends on preferred stock                                           (142)                                             (142)
Stock compensation                                         775                                                            775
Issuance of shares under
  employee stock option
  and stock purchase plans               1                 512                                                            513
Issuance of shares for
  businesses acquired                    1               1,411                                                          1,412
                                     -----          ----------     --------                        ---------        ---------
Balance, December 31, 1999           $ 157          $  141,482     $ 48,587                        $     298        $ 190,524
                                     =====          ==========     ========                        =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                    1999          1998           1997
                                                                     ----         ----           ----
Cash flows from operating activities:
   Net income (loss)                                             $ 11,136      $ (3,016)     $   3,236
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                               8,988         8,988          6,438
        Write-down of leasehold improvements                           --         1,143             --
        (Gain) loss on sale of property and equipment                 130          (244)           (32)
        Realized (gain) loss on sale of investments                (2,752)       (7,100)            32
        Provision for doubtful accounts                             2,578         1,485            390
        Deferred income taxes                                       2,575         1,286           (772)
        Equity in loss of affiliates                                   --           418          1,363
        Tax benefit from stock option plans                            --            56             --
        Non-cash restructuring charges                                854         8,555             --
        Stock compensation                                            775            --             --
        Increase (decrease) in cash from changes
         in working capital items, net of acquisitions:
            Accounts receivable                                   (10,033)        6,382         17,972
            Inventories                                             5,161        (6,050)        20,272
            Prepaid expenses and other current assets                 161         3,417         (2,616)
            Refundable income taxes                                    --        (1,232)            --
            Accounts payable                                       (4,199)      (11,925)       (11,841)
            Accrued expenses and other current liabilities         15,738        16,263         (2,893)
                                                                 --------      --------      ---------
Net cash provided by operating activities                          31,112        18,426         31,549
                                                                 --------      --------      ---------
Cash flows from investing activities:
   Purchase of property and equipment                              (5,461)       (5,254)        (6,028)
   Proceeds from sale of property and equipment                        45           928            243
   Acquisitions, net of cash acquired *                                --            --        (16,581)
   Repayments from (advances to) affiliates, net                       --         1,556         (6,511)
   Purchase of investments                                        (12,500)           --         (3,815)
   Proceeds from sale of investments                                3,086        10,759          6,259
   Additional consideration related to acquisitions                  (730)       (1,624)        (1,577)
   Other, net                                                      (1,375)       (1,038)           110
                                                                 --------      --------      ---------
Net cash provided by (used in) investing activities               (16,935)        5,327        (27,900)
                                                                 --------      --------      ---------
Cash flows from financing activities:
   Repayments of short-term borrowings, net                        (8,041)       (3,897)        (5,365)
   Proceeds from (repayments of) long-term obligations             (2,943)        1,888           (333)
   Proceeds from issuance of preferred stock, net                  20,553            --             --
   Proceeds from issuance of common stock                             513        11,554            467
                                                                 --------      --------      ---------
Net cash provided by (used in) financing activities                10,082         9,545         (5,231)
                                                                 --------      --------      ---------
Effect of exchange rate changes on cash                              (380)            8           (129)
                                                                 --------      --------      ---------

Net increase (decrease) in cash and cash equivalents               23,879        33,306         (1,711)
Cash and cash equivalents, beginning of year                       75,819        42,513         44,224
                                                                 --------      --------      ---------
Cash and cash equivalents, end of year                           $ 99,698      $ 75,819      $  42,513
                                                                 ========      ========      =========

*  Details of acquisitions:
     Fair value of assets acquired                               $     --      $     --      $ 104,257
     Cost in excess of net assets of companies acquired, net           --            --         73,162
     Liabilities assumed                                               --            --       (107,069)
     Stock issued                                                      --            --        (32,000)
                                                                 --------      --------      ---------
     Cash paid                                                         --            --         38,350
     Less:  cash acquired                                              --            --        (21,769)
                                                                 --------      --------      ---------
     Net cash paid for acquisitions                              $     --      $     --      $  16,581
                                                                 ========      ========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                    $  1,981      $  2,301      $   2,214
                                                                 ========      ========      =========
     Income taxes                                                $  6,026      $  2,863      $   4,075
                                                                 ========      ========      =========
  Supplemental non-cash investing activities:
     Issuance of additional stock related to acquisitions        $  1,412      $  7,351      $      --
                                                                 ========      ========      =========

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

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year. In addition, the Company has significant receivables from certain customers (see Note 18).

Financial Instruments

The carrying amounts of cash equivalents, investments, short-term borrowings and long-term obligations approximate their fair values.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments which have original maturities at date of purchase to the Company of three months or less.

Investments

Investments are stated at fair value. Current investments are designated as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and as such unrealized gains and losses are reported in a separate component of stockholders' equity. Long-term investments, for which there are no readily available market values, are carried at the lower of estimated fair value or cost.

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

Excess of Cost Over Net Assets Acquired, Net

The excess of cost over the net assets acquired ("goodwill") is being amortized on a straight-line basis over a period of fifteen to thirty years. Accumulated amortization amounted to $8,694 at December 31, 1999 and $5,126 at December 31, 1998.

Impairment of Long-Lived Assets

Periodically, the Company assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing anticipated undiscounted future operating income with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

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

3.  Acquisitions

On June 9, 1997, the Company acquired Simon Marketing, Inc. ("Simon"), a Los Angeles-based global marketing and promotion agency and provider of custom promotional products, for $57,950, composed of $33,450 in cash and $24,500 in shares of the Company's common stock of which $28,350 in cash and $20,000 in shares of the Company's common stock (1,840,138 shares) was paid at the closing with an additional $5,100 payable in cash and $4,500 payable in shares of the Company's common stock within four years of the closing. As a result of achieving certain performance targets, the purchase price was increased in 1998 by an additional $5,000 in shares of the Company's common stock (475,908 shares). A deferred tax asset was provided for with a valuation allowance at the time of the acquisition. The tax benefit from adjusting the valuation allowance of the acquired deferred assets was recorded as a $6,941 reduction of goodwill by the Company in 1999. During 1998, additions to excess of cost over net assets acquired were recorded for the settlement of preacquisition contingencies amounting to $3,500. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Simon have been included in the consolidated financial statements from the date of the acquisition. The excess of cost over the fair value of net assets acquired ($54,821, as adjusted) is being amortized on a straight-line basis over thirty years.

On April 7, 1997, the Company acquired Tonkin, Inc. ("Tonkin"), a Washington corporation which provides custom promotional programs and licensed promotional products for an aggregate purchase price of $22,000 of which $12,000 was paid in shares of the Company's common stock (1,007,345 shares) and $10,000 in cash. In 1998, the purchase price was increased by an additional $1,800 ($900 in cash, $300 in Company common stock and $600 which will be paid in cash or Company common stock at the election of the Company in April 2000) as a result of Tonkin achieving certain performance targets. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Tonkin have been included in the consolidated financial statements from the date of the acquisition. The excess of cost over the fair value of net assets acquired ($21,295, as adjusted) is being amortized on a straight-line basis over twenty years.

4. Inventories

Inventories consist of the following:

                                                                      December 31,
                                                                1999                1998
                                                                ----                ----
Raw materials                                                 $10,181             $13,622
Work in process                                                14,887               9,034
Finished goods                                                 20,125              28,594
                                                              -------             -------
                                                              $45,193             $51,250
                                                              =======             =======


5. Property and Equipment

Property and equipment consist of the following:

                                                                        December 31,
                                                                  1999                1998
                                                                  ----                ----
Machinery and equipment                                         $22,139             $19,302
Furniture and fixtures                                            7,209               6,628
Leasehold improvements                                            6,205               5,184
                                                                  -----               -----
                                                                 35,553              31,114
Less - accumulated depreciation and amortization                (22,413)            (17,829)
                                                                -------             -------
                                                                $13,140             $13,285
                                                                =======             =======


Depreciation and amortization expense on property and equipment totaled $5,420, $5,664 and $4,212 in 1999, 1998 and 1997, respectively.

6.  Investments

Current
In April 1998, the Company exchanged its then 50% interest (with a net book value of $2,589) in Grant & Partners Limited Partnership ("GPLP"), a Boston-based firm specializing in improving the returns on marketing investments, in return for GPLP's rights, title and interest to 1,150,000 shares of common stock of GPLP's Exchange Applications ("EXAP"), a company specializing in software that helps businesses raise profits by targeting marketing campaigns. In December 1998, EXAP completed its initial public offering and the Company sold 1,000,000 shares of its EXAP holdings and realized a gain on the sale of this stock of $7,100. The Company sold an additional 106,630 shares in 1999 and realized a gain on the sale of $2,752. As of December 31, 1999 and 1998, the shares of EXAP stock owned by the Company are stated at fair value of $2,423 and $2,944, respectively. The Company sold its remaining shares in January 2000 and received proceeds of $3,378.

Long-term
These investments represent the Company's investment in a variety of privately-held companies which are being accounted for under the cost method.

7.  Borrowings

The Company maintains worldwide credit facilities with several banks which provide the Company with approximately $107,490 in total short-term borrowing capacity which consists of (i) the Company's $50,000 primary domestic line of credit, (ii) several additional domestic lines of credit which aggregate $38,130 and (iii) a foreign line of credit in the amount of $19,360. As of December 31, 1999, the Company had approximately $76,761 available under these bank facilities. The total outstanding short-term borrowings at December 31, 1999 and 1998 were $8,888 and $16,929, respectively.

In July 1999, the Company secured a revised facility with the bank for its primary domestic line of credit. Pursuant to the provisions of its primary domestic line of credit, the Company has commitments for letter of credit borrowings through July 2000 of up to an aggregate amount of $50,000 for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Borrowings under the facility bear interest at the lesser of the bank's prime rate (8.5% at December 31, 1999) or LIBOR plus 1.75% (7.63% at December 31, 1999), and are collateralized by all of the assets of the Company. The revised facility contains certain net income, working capital and debt to net worth covenants. At December 31, 1999, the Company's borrowing capacity under this facility was $50,000, of which $5,174 in letters of credit were outstanding. The letters of credit expire at various dates through February 2001. The facility provides for a commitment fee of $125 per annum.

In addition to the facility described above, other domestic credit facilities provide for borrowings of up to an aggregate amount of $38,130 for working capital requirements subject to borrowing base formulas. These credit lines, which expire at various dates beginning in June 2000, bear interest at the bank's prime rate (8.5% at December 31, 1999) or LIBOR plus 1.75% (8.24% at December 31, 1999), and contain certain working capital, tangible net worth, debt to net worth and cash flow covenants. The Company was in violation of the cash flow covenant on one of its facilities at December 31, 1999 and has received a waiver from the lender. At December 31, 1999, $8,397 of short-term borrowings and $1,584 of letters of credit were outstanding under these facilities.

The Company has a $17,058 (Deutsche Marks 33,129) working capital line of credit for certain of its European subsidiaries. At December 31, 1999, there were $13,199 (Deutsche Marks 25,635) of letters of credit outstanding under this credit facility and no short-term borrowings outstanding. The Company also has bank guarantees in the amounts of $1,989 (British Pounds 1,200) and $313 (Belgian Francs 12,500) to cover future duties and customs in the United Kingdom. Bank guarantees totaling $2,302 were outstanding at December 31, 1999.

The weighted average interest rate on short-term borrowings was 8.24% and 7.54% at December 31, 1999 and 1998, respectively.

In addition to the above facilities, one of the Company's domestic subsidiaries has a $2,000 long-term promissory note payable to a bank. The note bears interest at a fixed rate of 7.8% per annum and matures in June 2003. At December 31, 1999, $1,467 of this note was outstanding, of which $365 was included in short-term borrowings and $1,102 was included in long-term obligations. Payments of the long-term portion of this obligation will be made ratably over the remaining term of the note.

8.  Lease Commitments

The Company leases warehouse, production and administrative facilities and certain machinery and equipment, furniture and fixtures, and motor vehicles under noncancelable operating leases expiring at various dates through December 2011 (see Note 17). The approximate minimum rental commitments under all noncancelable leases as of December 31, 1999, were as follows:


2000                                                                 $ 8,866
2001                                                                   6,646
2002                                                                   4,983
2003                                                                   4,060
2004                                                                   3,388
Thereafter                                                             9,361
                                                                     -------
Total minimum lease payments                                         $37,304
                                                                     =======

Rental expense for all operating leases was $11,286, $11,719 and $7,208 for the years ended December 31, 1999, 1998 and 1997, respectively. Rent is charged to operations on a straight-line basis for certain leases.

9.  Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                                                              For the Years Ended December 31,
                                                          1999               1998            1997
                                                          ----               ----            ----
Current:
                    Federal                              $3,710           $(2,818)         $3,192
                    State                                 1,074            (2,100)          1,227
                    Foreign                               1,041             1,465           1,207
                                                         ------           -------          ------
                                                          5,825            (3,453)          5,626
                                                         ------           -------          ------
Deferred:
                    Federal                               2,226             1,298           ( 681)
                    State                                   349             (  12)          (  91)
                                                         ------           -------          ------
                                                          2,575             1,286           ( 772)
                                                         ------           -------          ------
                                                         $8,400           $(2,167)         $4,854
                                                         ======           =======          ======


As required by SFAS 109, the Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has considered the recent and historical results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that a certain portion of the deferred tax assets will not be realizable. To the extent that an asset will not be realizable, a valuation allowance is established. The tax effects of temporary differences giving rise to deferred tax assets and liabilities as of December 31, are as follows:

                                                        1999                   1998
                                                        ----                   ----
Deferred tax assets
  Receivable reserves                                 $ 1,329                 $  890
  Inventory capitalization and reserves                 2,760                  2,874
  Other asset reserves                                  2,297                  4,796
  Deferred compensation                                 2,778                  2,323
  Foreign tax credits                                   3,141                  4,298
  Net operating losses                                    451                  1,593
  Depreciation                                            739                     --
  Valuation allowance                                  (1,252)                (8,193)
                                                       ------                 ------
                                                      $12,243                 $8,581
                                                      =======                 ======
Deferred tax liabilities                              $   954                 $  475
                                                      =======                 ======

As of December 31, 1999, the Company had $11,459 of state net operating loss carryforwards available to offset future taxable income. These loss carryforwards may be utilized through 2003. As of December 31, 1999, the Company has foreign tax credit carryforwards of $3,141 that will begin to expire in 2001.

The deferred tax assets consist partly of net operating losses, foreign tax credits and other deferred assets acquired in connection with the Simon acquisition. A substantial portion of these deferred assets was provided for with a valuation allowance at the time of the acquisition. The tax benefit from adjusting the valuation allowance of the acquired deferred assets is recorded as a reduction of goodwill. The reduction in goodwill for the year ended December 31, 1999 was $6,941.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                               1999        1998      1997
                                                               ----        ----      ----
Federal tax (benefit) rate                                      35%        (34)%      34%
Increase (decrease) in taxes resulting from:
         State income taxes, net of federal benefit              5         (27)        9
         Effect of foreign tax rates and non-utilization
            of losses (1)                                       (6)        ( 7)       19
         Goodwill                                                5          19         7
         Foreign tax credit                                     --          --       (12)
         Meals and entertainment                                 1           4         1
         Other, net                                              3           3         2
                                                                --         ---       ---
 Effective tax (benefit) rate                                   43%        (42)%      60%
                                                                ==         ===       ===

(1)  1999 and 1998 include utilization of prior year foreign losses.

10.  Accrued Expenses and Other Current Liabilities

At December 31, 1999 and 1998, accrued expenses and other current liabilities consisted of the following:

                                                                1999                1998
                                                                ----                ----
Inventory purchases                                            $38,663             $13,778
Accrued payroll and related and
   deferred compensation                                        15,142              13,466
Royalties                                                       12,281               8,571
Deferred revenue                                                11,578              16,609
Other                                                           19,614              30,856
                                                               -------             -------
                                                               $97,278             $83,280
                                                               =======             =======

11.  Nonrecurring Charges

A summary of the nonrecurring charges for the years ended December 31, 1999 and 1998 are as follows:

                                                  1999      1998
                                                  ----      ----
Settlement charge                               $1,675     $    --
Restructuring charge                                --      11,813
Severance expense                                   --       2,332
Write-down of long-lived assets                     --       1,143
                                                ------     -------
                                                $1,675     $15,288
                                                ======     =======

Settlement Charge
The Company recorded a 1999 nonrecurring pre-tax charge to operations of $1,675 associated with the settlement of previously issued incentive stock options in a subsidiary which were issued to principals of a previously acquired company. The settlement was reached to facilitate the integration of the acquired company into other operations within one of the Company's divisions.

Restructuring Charge
As a result of its 1998 corporate restructuring, the Company recorded a nonrecurring pre-tax charge to operations of $11,813 for asset write-downs, employee termination costs, lease cancellations and other related exit costs associated with the restructuring. The restructuring charge had the effect of reducing 1998 after tax earnings by $6,875 or $0.46 per share. The restructuring plan was fully executed by the end of 1998.

A summary of activity in the restructuring accrual is as follows:

                         Balance at January 1, 1998            $    --
                         Restructuring provision                15,486
                         Employee termination costs
                           and other cash payments              (2,305)
                         Non-cash asset write-downs             (8,555)
                         Accrual reversal                       (3,673)
                                                               -------
                         Balance at December 31, 1998              953
                         Miscellaneous cash payments               (99)
                         Non-cash asset write-downs               (854)
                                                               -------
                         Balance at December 31, 1999          $    --
                                                               =======

Severance Expense
Effective December 31, 1998, Gregory P. Shlopak, former chief executive officer, resigned from the Company. Pursuant to an agreement entered into with Mr. Shlopak, the Company recorded a 1998 pre-tax charge to operations of $2,332. The agreement provides for payments and benefits to Mr. Shlopak payable over a three year period.

Write-down of Long-lived Assets
In connection with the Company's plan to relocate from its Gloucester, Massachusetts facilities, the Company recorded a 1998 pre-tax charge to operations of $1,143. This charge represented the estimated net book value of leasehold improvements at the anticipated abandonment date.

12. Redeemable Preferred Stock

In November 1999, The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25,000 in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25,000. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,030,303 shares as of November 10, 1999 and 3,047,431 shares as of December 31, 1999).

In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of a newly authorized series of preferred stock at a purchase price of $15,000. Each share of this series of preferred stock issued upon exercise of the warrant is convertible, at Yucaipa's option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,666 shares as of November 10, 1999 and December 31, 1999). The warrant expires on November 10, 2004.

Assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 16% of the then outstanding common shares at November 10, 1999 and December 31, 1999, respectively. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Yucaipa would own a total of approximately 23% of the then outstanding common shares at November 10, 1999 and December 31, 1999, respectively, making it the Company's largest shareholder.

Yucaipa has voting rights equivalent to the number of shares of common stock into which their preferred stock is convertible on the relevant record date. Also, Yucaipa is entitled to receive a quarterly dividend equal to 4% of the base liquidation preference of $1,000 per share outstanding, payable in cash or in-kind at the Company's option.

In the event of liquidation, dissolution or winding up of the affairs of the Company, Yucaipa, as holder's of the preferred stock, will be entitled to receive the redemption price of $1,000 per share plus all accrued dividends plus
(1) (a) 7.5% of the amount that the Company's retained earnings exceeds $75,000 less (b) the aggregate amount of any cash dividends paid on common stock which are not in excess of the amount of dividends paid on the preferred stock, divided by (2) the total number of preferred shares outstanding as of such date (the "adjusted liquidation preference"), before any payment is made to other stockholders.

The Company may redeem all or a portion of the preferred stock at a price equal to the adjusted liquidation preference of each share, if the average closing prices of the Company's common stock have exceeded $12.00 for sixty consecutive trading days on or after November 10, 2002, or, any time on or after November 10, 2004. The preferred stock is subject to mandatory redemption if a change in control of the Company occurs.

In connection with this transaction, the managing partner of Yucaipa was appointed chairman of the Company's board of directors and Yucaipa is entitled to nominate two additional individuals to a seven-person board. Additionally, the Company will pay Yucaipa an annual management fee of $500 for a five-year term for which Yucaipa will provide general business consultation and advice and management services.

13.  Stock Plans

At December 31, 1999, the Company had three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Had compensation cost for the Company's 1999, 1998 and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                                1999              1998            1997
                                                                                ----              ----            ----
         Net income (loss) - as reported                                     $11,136           $(3,016)         $3,236
         Net income (loss) - pro forma                                         9,159            (6,395)          1,828
         Earnings (loss) per common share  -  basic - as reported               0.70             (0.20)           0.26
         Earnings (loss) per common share  -  diluted - as reported             0.67             (0.20)           0.25
         Earnings (loss) per common share  -  basic - pro forma                 0.58             (0.43)           0.15
         Earnings (loss) per common share  -  diluted - pro forma               0.55             (0.43)           0.14

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

The fair value of each option grant under the above plans was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: expected dividend yield of zero % for all years; expected life of 4.4 years for 1999, 4.5 years for 1998 and 3.5 years for 1997; expected volatility of 63% for 1999, 65% for 1998 and 52% for 1997; and, a risk-free interest rate of 5.2% for 1999, 5.6% for 1998 and 6.5% for 1997.

The following summarizes the status of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during the year ended on those dates:

                                                1999                          1998                          1997
                                                       Weighted                      Weighted                      Weighted
                                                        Average                      Average                        Average
                                                        Exercise                     Exercise                       Exercise
                                        Shares           Price          Shares         Price         Shares           Price
                                        ------           -----          ------         -----         ------           -----
Outstanding at beginning of year       2,175,927        $11.35        2,343,762       $11.31          975,255        $11.47
         Granted                         462,651          5.67          317,750        10.98        1,433,600         11.24
         Exercised                           --             --          (97,717)       10.53           (9,386)        10.00
         Canceled                       (316,457)        11.68         (387,868)       11.05          (55,707)        12.49
                                       ---------                      ---------                      --------
Outstanding at end of year             2,322,121         10.17        2,175,927        11.35        2,343,762         11.31
                                       =========                      =========                     =========
Options exercisable at year-end        1,390,761         11.26        1,057,031        11.30          563,788         11.23
                                       =========                      =========                     =========
Options available for future grant     1,459,475                      1,605,669                     1,535,551
                                       =========                      =========                     =========
Weighted average fair value of
     options granted during the year       $3.12                          $5.97                         $4.69
                                           =====                          =====                         =====

The following table summarizes information about stock options outstanding at December 31, 1999:

                                    Options Outstanding                              Options Exercisable
                                    -------------------                              -------------------
                                           Weighted
                                            Average               Weighted                               Weighted
    Range of                               Remaining               Average                                Average
    Exercise             Number           Contractual             Exercise            Number              Exercise
     Prices            Outstanding           Life                  Price            Exercisable            Price
     ------            -----------           ----                  -----            -----------            -----
$ 5.25 - $ 7.56          413,251             9.2 years            $ 5.44                   --              $   --
  8.00 -  12.00        1,532,000             7.0                   10.58            1,064,384               10.56
 12.25 -  18.13          371,370             5.8                   13.46              320,877               13.31
 23.25 -  28.75            5,500             4.3                   28.25                5,500               28.25
                       ---------                                                    ---------
 $5.25 - $28.75        2,322,121             7.2                   10.17            1,390,761               11.26
                       =========                                                    =========

Employee Stock Purchase Plan
Pursuant to its 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan"), as amended in November 1999, the Company is authorized to issue up to an aggregate of 600,000 shares of its common stock to substantially all full-time employees electing to participate in the Stock Purchase Plan. Eligible employees may contribute, through payroll withholdings or lump sum cash payment, up to 10% of their base compensation during six-month participation periods beginning in January and July of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Company common stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. Employee purchases amounted to 88,132 shares in 1999, 61,349 shares in 1998 and 40,293 shares in 1997 at prices ranging from $5.05 to $9.67 per share. At December 31, 1999, 328,903 shares were available for future purchases. The fair value of the employees' purchase rights was estimated using the

Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: expected dividend yield of zero % for all years; expected life of six months for all years; expected volatility of 63% for 1999, 65% for 1998 and 52% for 1997; and, a risk-free interest rate of 4.8%, 5.4% and 5.4% for 1999, 1998 and 1997, respectively. The weighted average fair value of those purchase rights per share granted in 1999, 1998 and 1997 was $1.91, $2.97 and $3.14, respectively.

Common Stock Purchase Warrants
In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10,000 which will be used for general corporate purposes. The warrant is exercisable at any time from the grant date of February 12, 1998 to February 12, 2003 at an exercise price of $10.25 per share, which represented the fair market value on the grant date.

Additionally, in June 1998, the Company issued a warrant to purchase 200,000 shares of the Company's common stock as part of settling a preacquisition contingency of Simon. The warrant is exercisable at any time from the grant date of June 30, 1998 to July 31, 2002 at an exercise price of $11.00 per share, which represented the fair market value on the grant date.

14. Comprehensive Income

The Company's comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities, and is presented in the Consolidated Statements of Stockholders' Equity.

Components of other comprehensive income (loss) consist of the following:

                                                        1999               1998             1997
                                                        ----               ----             ----
Change in unrealized gains
   and losses on investments                           $(189)            $2,477             $140
Foreign currency translation
   adjustments                                          (719)               (86)             247
Income tax benefit (expense) related to
   unrealized gains and losses on investments             83             (1,035)             (84)
                                                       -----             ------             ----
Other comprehensive income (loss)                      $(825)            $1,356             $303
                                                       ======            ======             ====

15.  Profit-Sharing Retirement Plan

The Company has a qualified profit-sharing plan under Section 401(k) of the Internal Revenue Code that is available to substantially all employees. Under this plan the Company matches one-half of employee contributions up to six percent of eligible payroll. Employees are immediately fully vested for their contributions and vest in the Company contribution ratably over a three-year period. The Company's contribution expense for the years ended December 31, 1999, 1998 and 1997 was $1,101, $988 and $709, respectively.

16.  Litigation

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

17.  Related Party Transactions

The Company leases a portion of its sales and administrative offices under a ten-year operating lease agreement expiring April 30, 2000 from a real estate trust of which a former director of the Company is a trustee and beneficiary. The agreement provides for annual rent of $354 and for the payment by the Company of all utilities, taxes, insurance and repairs. The Company does not intend on renewing this lease.

The Company leases administrative offices and warehouse facilities under a three-year operating lease agreement expiring April 30, 2000 from a real estate trust of which a former director of the Company is a trustee and beneficiary. The agreement provides for annual rent of $171 and for the payment by the Company of all utilities, taxes, insurance and repairs. The Company does not intend on renewing this lease.

The Company leases warehouse facilities under a fifteen-year operating lease agreement which expires December 31, 2011 from a limited liability company which is jointly owned by an officer and a former director of the Company. The agreement provides for annual rent of $462 and for the payment by the Company of all utilities, taxes, insurance and repairs.

A former director of the Company is chairman of the executive committee of a corporation which supplies certain promotional products to the Company. Purchases from this corporation amounted to $9,027 and $9,904 for the years ended December 31, 1998 and 1997, respectively. The amount due to this corporation was $2,043 at December 31, 1998.

18.  Segments and Related Information

The Company operates in one industry: the promotional marketing industry. The Company's business in this industry encompasses the design, development and marketing of high-impact promotional products and programs.

A significant percentage of the Company's sales is attributable to a small number of customers. In addition, a significant portion of trade accounts receivable relates to these customers. The following summarizes the concentration of sales and trade receivables for customers with sales in excess of 10% of total sales for any of the years ended December 31, 1999, 1998 and 1997, respectively:

                                                   % of Sales                % of Trade Receivables
                                                   ----------                ----------------------
                                            1999      1998      1997          1999     1998      1997
                                            ----      ----      ----          ----     ----      ----
Company A                                      9       11        16             6        9        12
Company B                                     61       57        36            35       32        40
Company C                                     --        1        21            --       --        15

The Company conducts its promotional marketing business on a global basis. The following summarizes the Company's net sales for the years ended December 31, 1999, 1998 and 1997, respectively, by geographic area:

                                                 1999         1998         1997
                                                 ----         ----         ----
                      United States          $608,613     $482,200     $408,764
                      United Kingdom          153,976       60,524       37,758
                      Germany                 111,231       35,351       21,270
                      Other foreign           115,024      179,778       90,831
                                             --------     --------     --------
                      Consolidated           $988,844     $757,853     $558,623
                                             ========     ========     ========

The following summarizes the Company's long-lived assets as of December 31, 1999, 1998 and 1997, respectively, by geographic area:

                                               1999        1998         1997
                                               ----        ----         ----
                      United States         $104,073     $ 99,611    $106,677
                      Foreign                  3,559        3,101       2,327
                                            --------     --------    --------
                      Consolidated          $107,632     $102,712    $109,004
                                            ========     ========    ========

Geographic areas for net sales are based on customer locations. Long-lived assets include property and equipment, excess of cost over net assets acquired and other non-current assets.

19.  Earnings Per Share Disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by SFAS 128:

                                                            For the Years Ended December 31,
                                  1999                                   1998                                  1997
                 --------------------------------------  -------------------------------------  ------------------------------------
                    Income       Shares       Per Share     Income       Shares      Per Share   Income       Shares       Per Share
                 (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount  (Numerator)  (Denominator)   Amount
                 -----------  -------------    --------  -----------   -------------  --------  -----------  ------------- ---------
Basic EPS:
Income (loss)
 available to
 common
 stockholders   $10,994       15,624,366       $0.70    $(3,016)      14,962,362     $(0.20)    $3,236       12,592,333     $0.26
                                               =====                                 ======                                 =====
Preferred stock
 dividends          142                                      --                                     --

Effect of Dilutive
 Securities:
Common stock
 equivalents                      95,444                                      --                                 95,835

Convertible
 preferred
 stock                           428,195                                      --                                     --

Contingently and
  non-contingently
  issuable shares
   related to
  acquired
  companies                      483,402                                      --                                336,406
                 ------       ----------                -------       ----------                ------          -------
Diluted EPS:
Income (loss)
  available to
  common
  stockholders
  and
  assumed
  conversions   $11,136       16,631,407       $0.67    $(3,016)      14,962,362     $(0.20)    $3,236       13,024,574     $0.25
                =======       ==========       =====    =======       ==========     ======     ======       ==========     =====

For the year ended December 31, 1998, 695,317 of common stock equivalents were not included in the computation of diluted EPS because to do so would have been antidilutive.

20.  Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 1999 and 1998, respectively:

                                                              First        Second          Third         Fourth
                                                             Quarter       Quarter        Quarter       Quarter
                                                             -------       -------        -------       -------
1999
Net sales                                                   $159,077       $313,523       $258,823      $257,421
Gross profit                                                  29,754         39,696         51,376        51,511
Net  income (loss)                                            (3,223)         2,483          7,761         4,115
Earnings (loss) per common share - basic                       (0.21)          0.16           0.49          0.25
Earnings (loss) per common share - diluted                     (0.21)          0.15           0.48          0.23

1998
Net sales                                                   $169,142       $212,609       $163,669      $212,433
Gross profit                                                  30,308         31,799         32,570        43,207
Net  income (loss)                                            (9,851)          (415)          (245)        7,495
Earnings (loss) per common share - basic                       (0.69)         (0.03)         (0.02)         0.49
Earnings (loss) per common share - diluted                     (0.69)         (0.03)         (0.02)         0.46

                                   CYRK, INC.

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                               ADDITIONS
                                               CHARGED TO                          DEDUCTIONS
ACCOUNTS RECEIVABLE,       BALANCE AT           COSTS AND                      (CHARGED AGAINST             BALANCE AT
ALLOWANCE FOR              BEGINNING            EXPENSES            OTHER           ACCOUNTS                   END
DOUBTFUL ACCOUNTS          OF  PERIOD     (BAD DEBT EXPENSES)     ADDITIONS        RECEIVABLE)              OF PERIOD
-----------------          ----------     -------------------     ---------        -----------              ---------
     1999                    $2,682             $2,578             $  --             $1,017                  $4,243
     1998                     3,801              1,485                --              2,604                   2,682
     1997                     3,191                390               358(1)             138                   3,801

(1) Represents addition to reserve as a result of acquired companies.


DEFERRED INCOME                                 ADDITIONS
TAX ASSET                 BALANCE AT             CHARGED TO                                                 BALANCE AT
VALUATION                  BEGINNING             COSTS AND             OTHER                                    END
ALLOWANCE                 OF  PERIOD              EXPENSES          ADDITIONS         DEDUCTIONS             OF PERIOD
----------                ----------              --------          ----------        ------------           ---------
   1999                     $8,193                $   --            $    --            $6,941(3)              $1,252
   1998                      8,193                    --                 --                --                  8,193
   1997                         --                    --              8,193(2)             --                  8,193

(2) Represents addition to reserve as a result of an acquisition.

(3) Represents the tax benefit from adjusting the valuation allowance of the acquired deferred assets.

                          EXHIBIT INDEX
        EXHIBIT NO.       DESCRIPTION

         2.1 (11) Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

         3.1  (4)         Restated Certificate of Incorporation of the
                          Registrant

         3.2  (2)         Amended and Restated By-laws of the Registrant

         3.3 Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock, filed herewith

         4.1  (2)         Specimen certificate representing Common Stock

        10.1  (3)(13)     1993 Employee Stock Purchase Plan, as amended

        10.2  (3)(4)      1993 Omnibus Stock Plan, as amended

        10.3  (4)         Lease dated as of April 19, 1989, between Gregory P.
                          Shlopak and Paul M. Butman, Jr., as Trustees of PG
                          Realty Trust, and Cyrk, Inc.

        10.3.1  (9)       Lease extension agreement dated March 16, 1999 by and
                          between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust and Cyrk, Inc.

        10.3.2  (12)      Lease extension agreement dated July 29, 1999 by and
                          between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust and Cyrk, Inc.

        10.3.3  (12)      Lease extension agreement dated July 29, 1999 by and
                          between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust and Cyrk, Inc.

        10.3.4  (12)      Lease extension agreement dated July 29, 1999 by and
                          between Gregory P. Shlopak and Paul M. Butman, Jr., as Trustees of PG Realty Trust and Cyrk, Inc.

          10.4  (12)      Credit Agreement dated as of July 29, 1999 among Cyrk,
                          Inc., as Borrower, The Lenders Listed Herein, as
                          Lenders, Wells Fargo Bank, National Association, as
                          Issuing Lender, and Wells Fargo HSBC Trade Bank,
                          N.A., as Administrative Agent

          10.5   (1)      Tax Allocation and Indemnity Agreement dated July 6,
                          1993, among Cyrk, Inc., the Registrant, Gregory P.
                          Shlopak and Patrick D. Brady

          10.6 (2)(3)     Restricted Stock Purchase Agreement dated May 10,
                          1993, between the Registrant and Terry B. Angstadt

          10.7 (3)(5)     Life Insurance Agreement dated as of November 15, 1994
                          by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P. Shlopak and Patrick D. Brady,
                          Trustee, entitled "The Shlopak Family 1994 Irrevocable
                          Insurance Trust"

        10.7.1  (3)(5)    Assignments of Life Insurance policies as Collateral,
                          each dated November 15, 1994

        10.8    (3)(5)    Life Insurance Agreement dated as of November 15, 1994
                          by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November
                          7, 1994 between Gregory P. Shlopak and Patrick D.
                          Brady, Trustee, entitled "The Gregory P. Shlopak 1994
                          Irrevocable Insurance Trust"

        10.8.1 (3)(5)     Assignments of Life Insurance policies as Collateral,
                          each dated November 15, 1994

          10.9 (3)(5)     Life Insurance Agreement dated as of November 15, 1994
                          by and between the Registrant and Walter E. Moxham, Jr. as Trustee under a declaration of trust dated
                          November 7, 1994 between Patrick D. Brady and Walter
                          E. Moxham, Jr., Trustee, entitled "The Patrick D.
                          Brady 1994 Irrevocable Insurance Trust"

        10.9.1  (3)(5)    Assignments of Life Insurance policies as Collateral,
                          each dated November 15, 1994

         10.10  (3)(6)    1997 Acquisition Stock Plan

         10.11  (7)       Securities Purchase Agreement dated February 12, 1998
                          by and between Cyrk, Inc. and Ty Warner

         10.12  (8)       Severance Agreement between Cyrk, Inc. and Gregory P.
                          Shlopak

         10.13  (3)(9)    Change of Control Agreement between Cyrk, Inc. and
                          Terry B. Angstadt dated November 2, 1997

         10.14  (3)(9)    Severance Agreement between Cyrk, Inc. and Ted L.
                          Axelrod dated November 20, 1998

         10.15  (3)(9)    Severance Agreement between Cyrk, Inc. and Dominic F.
                          Mammola dated November 20, 1998

       10.15.1  (3)(9)    Amendment No. 1 to Severance Agreement between Cyrk,
                          Inc. and Dominic F. Mammola dated March 29, 1999

         10.16 Registration Rights Agreement between Cyrk, Inc. and Overseas Toys, L.P., filed herewith

         10.17 Management Agreement between Cyrk, Inc. and The Yucaipa Companies, filed herewith

         10.18  (3)(11)   Employment Agreement between Cyrk, Inc. and Allan
                          Brown, dated September 1, 1999

         10.19  (3)(11)   Employment Agreement between Cyrk, Inc. and Patrick
                          Brady, dated September 1, 1999

         10.20 Lease agreement dated as of July 29, 1999, between TIAA Realty, Inc. and Cyrk, Inc., filed herewith

         10.21  (3)       Life Insurance Agreement dated as of September 29,
                          1997 by and between Simon Marketing, Inc. and Frederic
                          N. Gaines, Trustee of the Allan I. Brown Insurance
                          Trust, under Declaration of Trust dated September 29,
                          1997, filed herewith

          21.1            List of Subsidiaries, filed herewith

          23.1 Consent of PricewaterhouseCoopers LLP - Independent Accountants, filed herewith

          27.98           Restated Financial Data Schedule, filed herewith

          27.99           Financial Data Schedule, filed herewith

          99.1 (10)       Amended Cautionary Statement for Purposes of the "Safe
                          Harbor" Provisions of the Private Securities
                          Litigation Reform Act  of 1995

          99.2  (3) (11)  Termination Agreement among Cyrk, Inc., Patrick Brady,
                          Allan Brown, Gregory Shlopak, Eric Stanton, and
                          Eric Stanton Self-Declaration of Revocable Trust

------------------------------------
      (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-75320) or an amendment thereto and incorporated herein by reference.

      (2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

      (3)         Management contract or compensatory plan or arrangement.


      (4) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

      (5) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995 and incorporated herein by reference.

      (6) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-45655) and incorporated herein by reference.

      (7) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

      (8) Filed as an exhibit to the Registrant's Report on Form 8-K dated December 31, 1998 and incorporated herein by reference.

      (9) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

     (10) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1999 and incorporated herein by reference.

     (11) Filed as an exhibit to the Registrant's Report on Form 8-K dated September 1, 1999 and incorporated herein by reference.

     (12) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 1999 and incorporated herein by reference.

     (13) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated February 1, 2000 and incorporated herein by reference.