Form 10-Q
period 2000-03-31
CYRK INC
filed 2000-05-11
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


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


At April 28, 2000, 15,801,253 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                                PAGE NUMBER

                  Item 1.  Financial Statements (Unaudited)

                           Consolidated Balance Sheets -
                           March 31, 2000 and December 31, 1999                              3

                           Consolidated Statements of Operations -
                           For the three months ended March 31, 2000 and 1999                4

                           Consolidated Statements of Comprehensive Income -
                           For the three months ended March 31, 2000 and 1999                5

                           Consolidated Statements of Cash Flows -
                           For the three months ended March 31, 2000 and 1999                6

                           Notes to Consolidated Financial Statements                        7


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                  8-10


PART II           OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K                                 11


                  SIGNATURES                                                                12


                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                              March 31, 2000         December 31, 1999
                                                          ASSETS              --------------         -----------------
Current assets:
  Cash and cash equivalents                                                       $ 86,774                 $ 99,698
  Investment                                                                             -                    2,423
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $4,295
     at March 31, 2000 and $4,243 at December 31, 1999                              81,411                   91,782
   Officers, stockholders and related parties                                        2,842                    3,121
  Inventories                                                                       43,698                   45,193
  Prepaid expenses and other current assets                                          7,587                    7,056
  Deferred income taxes                                                             11,628                   10,465
                                                                                  --------                 --------
       Total current assets                                                        233,940                  259,738
Property and equipment, net                                                         13,148                   13,140
Excess of cost over net assets acquired, net                                        73,273                   73,961
Investments                                                                         13,000                   12,500
Deferred income taxes                                                                1,778                    1,778
Other assets                                                                         7,779                    8,031
                                                                                  --------                 --------
                                                                                  $342,918                 $369,148
                                                                                  ========                 ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                           $  6,604                 $  8,888
  Accounts payable:
   Trade                                                                            40,931                   41,795
   Affiliates                                                                          141                      141
  Accrued expenses and other current liabilities                                    76,058                   97,137
  Deferred income taxes                                                                954                      954
                                                                                  --------                 --------
       Total current liabilities                                                   124,688                  148,915
Long-term obligations                                                                8,992                    9,156
                                                                                  --------                 --------
       Total liabilities                                                           133,680                  158,071
                                                                                  --------                 --------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 25,000 shares issued and outstanding, stated at redemption value of $1,000 per share ($25,000),
  net of issuance costs                                                             20,553                   20,553

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
     25,000 Series A1 issued                                                             -                        -
  Common stock, $.01 par value; 50,000,000 shares authorized;
     15,801,253 shares issued and outstanding at March 31, 2000 and
     15,740,850 shares issued and outstanding at December 31, 1999                     158                      157
  Additional paid-in capital                                                       141,789                  141,482
  Retained earnings                                                                 47,669                   48,587
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                                       -                    1,336
     Cumulative translation adjustment                                                (931)                  (1,038)
                                                                                  --------                 --------
       Total stockholders' equity                                                  188,685                  190,524
                                                                                  --------                 --------

                                                                                  $342,918                 $369,148
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

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                  For the three months
                                                                                  --------------------
                                                                                    ended March 31,
                                                                                    ---------------
                                                                                2000                   1999
                                                                                ----                   ----
Net sales                                                                     $177,303               $159,077
Cost of sales                                                                  144,369                129,323
                                                                              --------               --------
Gross profit                                                                    32,934                 29,754
                                                                              --------               --------

Selling, general and administrative expenses                                    37,185                 33,864
Goodwill amortization                                                              881                    870
                                                                              --------               --------
Operating loss                                                                  (5,132)                (4,980)

Interest income                                                                 (1,037)                  (637)
Interest expense                                                                   364                    616
Other income                                                                    (3,245)                     -
                                                                              --------               --------
Loss before income taxes                                                        (1,214)                (4,959)
Income tax benefit                                                                (546)                (1,736)
                                                                              --------               --------
Net loss                                                                          (668)                (3,223)
Preferred stock dividends                                                          250                      -
                                                                              --------               --------
Net loss available to common stockholders                                     $   (918)              $ (3,223)
                                                                              ========               ========

Loss per common share - basic and diluted                                     $  (0.06)              $  (0.21)
                                                                              ========               ========

Weighted average shares outstanding - basic and diluted                         15,778                 15,485
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

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                                  For the three months
                                                                                  --------------------
                                                                                    ended March 31,
                                                                                    ---------------
                                                                               2000                    1999
                                                                               ----                    ----

Net loss                                                                     $  (668)                 $(3,223)
                                                                             -------                  -------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                                       107                     (502)
  Unrealized holding gains (losses) arising during period                     (2,290)                     825
                                                                             -------                  -------
Other comprehensive income (loss), before tax                                 (2,183)                     323
Income tax expense (benefit) related to items of
  other comprehensive income (loss)                                             (954)                     113
                                                                             -------                  -------
Other comprehensive income (loss), net of tax                                 (1,229)                     210
                                                                             -------                  -------
Comprehensive loss                                                           $(1,897)                 $(3,013)
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

                                   CYRK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                            For the three months
                                                                            --------------------
                                                                               ended March 31,
                                                                               ---------------
                                                                           2000                1999
                                                                           ----                ----
Cash flows from operating activities:
   Net loss                                                            $   (668)           $ (3,223)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                     2,179               2,011
        Realized gain on sale of investments                             (3,245)                  -
        Provision for doubtful accounts                                     115                 959
        Deferred income taxes                                              (209)              1,080
        Non-cash restructuring charges                                        -                 334
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                          10,561               3,920
            Inventories                                                   1,517             (17,313)
            Prepaid expenses and other current assets                      (522)               (224)
            Refundable income taxes                                           -              (2,293)
            Accounts payable                                               (861)              4,010
            Accrued expenses and other current liabilities              (21,073)             (3,405)
                                                                       --------            --------
Net cash used in operating activities                                   (12,206)            (14,144)
                                                                       --------            --------
Cash flows from investing activities:
   Purchase of property and equipment                                    (1,303)               (872)
   Purchase of investment                                                  (500)             (2,000)
   Proceeds from sale of investments                                      3,378                   -
   Other, net                                                                59                (421)
                                                                       --------            --------
Net cash provided by (used in) investing activities                       1,634              (3,293)
                                                                       --------            --------
Cash flows from financing activities:
   Repayments of short-term borrowings, net                              (2,284)               (420)
   Proceeds from (repayments of) long-term obligations                     (164)                 92
   Proceeds from issuance of common stock                                   308                 275
   Dividends paid                                                          (250)                  -
                                                                       --------            --------
Net cash used in financing activities                                    (2,390)                (53)
                                                                       --------            --------
Effect of exchange rate changes on cash                                      38                (150)
                                                                       --------            --------
Net decrease in cash and cash equivalents                               (12,924)            (17,640)
Cash and cash equivalents, beginning of year                             99,698              75,819
                                                                       --------            --------
Cash and cash equivalents, end of period                               $ 86,774            $ 58,179
                                                                       ========            ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                          $    271            $    482
                                                                       ========            ========
     Income taxes                                                      $  2,473            $    421
                                                                       ========            ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

     The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   Inventories

     Inventories consist of the following (in thousands):

                                        March 31, 2000       December 31, 1999
                                        --------------       -----------------
          Raw materials                     $ 9,513               $10,181
          Work in process                    10,590                14,887
          Finished goods                     23,595                20,125
                                            -------               -------
                                            $43,698               $45,193
                                            =======               =======

3.   Short-Term Borrowings

     At March 31, 2000, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $11.6 million. Such letters of credit expire at various dates through July 2000.

     The Company was in violation of the cash flow covenant on one of its domestic credit facilities at March 31, 2000 and has received a waiver from the lender.

4.   Earnings Per Share Disclosure

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):

                                                                 For the Quarters Ended March 31,
                                                       2000                                              1999
                                   --------------------------------------------       ------------------------------------------
                                     Income           Shares          Per Share         Income          Shares        Per Share
                                   (Numerator)     (Denominator)        Amount        (Numerator)    (Denominator)      Amount
                                   --------------------------------------------       ------------------------------------------
Basic and diluted EPS:
Net loss                               $(668)        15,778,276        $(0.04)          $(3,223)    15,484,589           $(0.21)

Preferred stock dividends                250                                                 --

Loss available to common               ------------------------                         ----------------------
 stockholders                          $(918)        15,778,276        $(0.06)          $(3,223)    15,484,589           $(0.21)
                                       ========================        =======          ======================           =======

     For the quarters ended March 31, 2000 and 1999, 3,575,918 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies and 774,362 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

5.   Subsequent Event

     On May 11, 2000, the Company announced that, pursuant to a plan approved by its Board of Directors, it will integrate and streamline its traditional promotional product divisions, Corporate Promotions Group and Custom Product & Licensing, into one product focused business unit. As a result of this action the Company expects to record a second quarter 2000 pre-tax charge of approximately $7 million to $9 million for restructuring and nonrecurring expenses. The second quarter charge will relate principally to involuntary termination costs, the settlement of lease obligations and asset write-downs. The Company plans to eliminate approximately 175 positions, or 15 percent of its domestic workforce. The Company expects to make cash payments of approximately $6 million for employee termination costs and settlement of lease obligations associated with the restructuring. The restructuring plan is anticipated to be substantially complete by the end of the current fiscal year, and is expected to yield annualized savings of approximately $12 million to $15 million once complete.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2000 as compared to the same period in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form-10Q.

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

The Company's business is heavily concentrated with McDonald's Corporation ("McDonald's"). Net sales to McDonald's accounted for 61% of total net sales in 1999 and 68% of total net sales in the first three months of 2000.

The Company's business with McDonald's (as well as other promotional customers) is based upon purchase orders placed from time to time during the course of promotions. There are no written agreements which commit them to make a certain level of purchases. The actual level of purchases depends on a number of factors, including the duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter. The Company expects that a significant percentage of its net sales in 2000 will be to McDonald's.

In September 1999, the Company agreed with McDonald's that the Company would no longer provide administrative services in connection with McDonald's promotional programs in Europe effective January 1, 2000. The fees for these services have historically not been material to the overall results of operations. This action has an adverse impact of $150 million to the Company's sales levels. However, because the agreement with McDonald's related to these services did not provide for significant gross margin on associated sales, the Company believes that the absence of these sales will have no material adverse effect on the Company's profitability.

In December 1997, the Company entered into a license agreement ("the Agreement") with Ty Inc. ("Ty") which granted the Company the exclusive right to develop and market licensed Beanie Babies products in connection with the Beanie Babies Official Club, a consumer membership kit. In May 1999, the parties mutually agreed to modify the Agreement and to enter into a new arrangement in which the Company's rights in connection with the Beanie Babies Official Club became non-exclusive in order to enable Ty to market and distribute Beanie Babies products in connection with the Club and in cooperation with the Company commencing in July 1999. Under this arrangement, which extended through the end of 1999, the Company provided creative and sourcing services for Ty in collaboration with Ty. In 1999, the Company's seasonal pattern of sales and earnings, including a loss in the first quarter, and significant revenues and profitability in the second half of the year, was primarily attributed to the sale of Ty Beanie Babies product. Sales of Beanie Babies related products accounted for 11% of total net sales in 1999.

Effective January 1, 2000, the Company is a strategic marketing agent for Ty and will provide Ty advisory, design, development and/or creative services on a project by project basis, primarily in the second half of the year. Given the nature and the timing of the service arrangement, the Company's future revenues and earnings associated with the Ty relationship are difficult to predict. However, the Company expects sales of Ty-related products in 2000 to be substantially less than the 1999 volume.

As a result of the absence of sales associated with Ty-related business and consistent with the seasonal nature of other client promotional activity, the Company expects to incur an operating loss for the first half of 2000.

At March 31, 2000, the Company had written purchase orders for $315.5 million as compared to $500.1 million at March 31, 1999. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales increased $18.2 million, or 11%, to $177.3 million in the first quarter ended March 31, 2000 from $159.1 million in the first quarter of 1999. The increase in net sales was primarily attributable to revenues associated with McDonald's which were partially offset by the lack of Beanie Babies related product sales in 2000.

Gross profit increased $3.2 million, or 11%, to $32.9 million in the first quarter of 2000 from $29.8 million in the first quarter of 1999. As a percentage of net sales, the first quarter gross profit of 18.6% was comparable to the prior year's quarter.

Selling, general and administrative expenses including amortization of goodwill totaled $38.1 million in the first quarter of 2000 as compared to $34.7 million in the first quarter of 1999. As a percentage of net sales, selling, general and administrative costs totaled 21.5% as compared to 21.8% in the first quarter of 1999. The Company's increased spending was attributable to an increase in the commissions paid to field sales representatives associated with sales increases generated from the Company's premium incentives business, as well as to increased client management and support costs.

Other income of $3.2 million in the first quarter of 2000 represents a gain realized on the sale of an investment.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2000 was $109.3 million compared to $110.8 million at December 31, 1999. Net cash used in operating activities during the first three months of 2000 was $12.2 million, due principally to a $21.1 million decrease in accrued expenses which was partially offset by a $10.6 million decrease in accounts receivable.

Net cash provided by investing activities in the first quarter of 2000 was $1.6 million, which was primarily attributable to $3.4 million of proceeds from the sale of an investment which was partially offset by $1.3 million of purchases of property and equipment.

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

The Company entered into a lease arrangement in December 1999 to relocate from its Gloucester, Massachusetts corporate offices in August 2000 to offices in Wakefield, Massachusetts. The Company plans on expending $3.5 million to construct and furnish this move.

Net cash used in financing activities in the first quarter of 2000 was $2.4 million which was primarily attributable to $2.3 million of repayments of short-term borrowings.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common and preferred stock, bank borrowings and capital equipment leases.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in June 2000. The Company's primary domestic line of credit, amounting to $50 million, expires in July 2000. As of March 31, 2000, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $110.6 million, of which $6.1 million of short-term borrowings and $12.3 million in letters of credit were outstanding. In addition, bank guarantees totaling $2.3 million were outstanding at March 31, 2000. Borrowings under these facilities are collateralized by all assets of the Company.

On May 11, 2000, the Company announced that, pursuant to a plan approved by its Board of Directors, it will integrate and streamline its traditional promotional product divisions, Corporate Promotions Group and Custom Product & Licensing, into one product focused business unit. As a result of this action the Company expects to record a second quarter 2000 pre-tax charge of approximately $7 million to $9 million for restructuring and nonrecurring expenses. The second quarter charge will relate principally to involuntary termination costs, the settlement of lease obligations and asset write-downs. The Company plans to eliminate approximately 175 positions, or 15 percent of its domestic workforce. The Company expects to make cash payments of approximately $6 million for employee termination costs and settlement of lease obligations associated with the restructuring. The restructuring plan is anticipated to be substantially complete by the end of the current fiscal year, and is expected to yield annualized savings of approximately $12 million to $15 million once complete.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the end of 2000. Consistent with the Company's expectation of an operating loss in the first half of 2000, the Company anticipates the majority of its internal cash flow will be derived in the second half of 2000. The Company's ability to generate internal cash flow is highly dependent upon its continued relationships with McDonald's and Ty. Any material adverse change from the Company's revenues and related contribution attributable to its major business relationships could adversely affect the Company's cash position and capital availability.

IMPACT OF THE YEAR 2000 ISSUE

Although the Company has not encountered and does not expect to encounter any significant Year 2000 issues, the Company has business continuity plans and has created an infrastructure for the identification, communication and resolution of issues that may arise. The Company's contingency planning process is intended to mitigate worst-case business disruptions.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27     Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 2000         CYRK, INC.


                            /s/ Dominic F. Mammola
                            ----------------------
                            Dominic F. Mammola
                            Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)