Form 10-Q
period 2000-06-30
CYRK INC
filed 2000-08-14
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                         JUNE 30, 2000

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


At July 31, 2000, 16,020,241 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                        PAGE NUMBER


           Item 1. Financial Statements (Unaudited)

                   Consolidated Balance Sheets -
                   June 30, 2000 and December 31, 1999                         3

                   Consolidated Statements of Operations -
                   For the three and six months ended
                   June 30, 2000 and 1999                                      4

                   Consolidated Statements of Comprehensive Income -
                   For the three and six months ended
                   June 30, 2000 and 1999                                      5

                   Consolidated Statements of Cash Flows -
                   For the six months ended June 30, 2000
                   and 1999                                                    6

                   Notes to Consolidated Financial Statements               7-10


           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           11-14


PART II    OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders        15

           Item 6. Exhibits and Reports on Form 8-K                           15


           SIGNATURES                                                         16


'
                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                          June 30, 2000     December 31, 1999
                                                                          -------------     -----------------
                                             ASSETS

 Current assets:
  Cash and cash equivalents                                                  $ 74,442           $ 99,698
  Investment                                                                        -              2,423
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $4,908
     at June 30, 2000 and $4,243 at December 31, 1999                          90,296             91,782
   Officers, stockholders and related parties                                   2,687              3,121
  Inventories                                                                  41,125             45,193
  Prepaid expenses and other current assets                                     5,983              7,056
  Deferred and refundable income taxes                                         16,805             10,465
                                                                             --------           --------
       Total current assets                                                   231,338            259,738
Property and equipment, net                                                    12,971             13,140
Excess of cost over net assets acquired, net                                   72,378             73,961
Investments                                                                    16,000             12,500
Deferred income taxes                                                           1,778              1,778
Other assets                                                                    7,782              8,031
                                                                             --------           --------
                                                                             $342,247           $369,148
                                                                             ========           ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                       $ 4,140            $ 8,888
  Accounts payable:
   Trade                                                                       44,522             41,795
   Affiliates                                                                     141                141
  Accrued expenses and other current liabilities                               78,000             97,137
  Accrued restructuring expenses                                                6,001                  -
  Deferred income taxes                                                             -                954
                                                                             --------           --------
       Total current liabilities                                              132,804            148,915
Long-term obligations                                                           8,808              9,156
                                                                             --------           --------
       Total liabilities                                                      141,612            158,071
                                                                             --------           --------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 25,000 shares issued and outstanding, stated at redemption value of $1,000 per share ($25,000),
  net of issuance costs                                                        20,553             20,553

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
     25,000 Series A1 issued                                                        -                  -
  Common stock, $.01 par value; 50,000,000 shares authorized;
     16,020,241 shares issued and outstanding at June 30, 2000 and
     15,740,850 shares issued and outstanding at December 31, 1999                160                157
  Additional paid-in capital                                                  143,200            141,482
  Retained earnings                                                            37,896             48,587
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                                  -              1,336
     Cumulative translation adjustment                                         (1,174)            (1,038)
                                                                             --------           --------
       Total stockholders' equity                                             180,082            190,524
                                                                             --------           --------
                                                                             $342,247           $369,148
                                                                             ========           ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                        For the three months                       For the six months
                                                           ended June 30,                            ended June 30,
                                                     -------------------------                  -----------------------
                                                        2000            1999                      2000           1999
                                                        ----            ----                      ----           ----
Net sales                                            $224,333         $313,523                  $401,636       $472,600
Cost of sales                                         190,285          273,827                   334,654        403,150
Write-down of inventory in connection
  with restructuring                                    1,695                -                     1,695              -
                                                     --------         --------                  --------       --------
Gross profit                                           32,353           39,696                    65,287         69,450

Selling, general and administrative expenses           40,394           36,541                    77,579         70,405
Goodwill amortization expense                             895              909                     1,776          1,779
Restructuring and other nonrecurring charges            5,325                -                     5,325              -
                                                     --------         --------                  --------       --------
Operating income (loss)                               (14,261)           2,246                   (19,393)        (2,734)

Interest income                                        (1,077)            (727)                   (2,114)        (1,364)
Interest expense                                          280              539                       644          1,155
Other (income) expense                                  1,000           (1,179)                   (2,245)        (1,179)
                                                     --------         --------                  --------       --------
Income (loss) before income taxes                     (14,464)           3,613                   (15,678)        (1,346)
Income tax expense (benefit)                           (4,941)           1,130                    (5,487)          (606)
                                                     --------         --------                  --------       --------
Net income (loss)                                      (9,523)           2,483                   (10,191)          (740)
Preferred stock dividends                                 250                -                       500              -
                                                     --------         --------                  --------       --------
Net income (loss) available to common stockholders   $ (9,773)         $ 2,483                 $ (10,691)      $   (740)
                                                     ========          =======                 =========       ========

Earnings (loss) per common share - basic             $  (0.61)         $  0.16                 $   (0.67)      $  (0.05)
                                                     ========          =======                 =========       ========

Earnings (loss) per common share - diluted           $  (0.61)         $  0.15                 $   (0.67)      $  (0.05)
                                                     ========          =======                 =========       ========

Weighted average shares outstanding - basic            16,001           15,542                    15,890         15,514
                                                     ========          =======                 =========       ========

Weighted average shares outstanding - diluted          16,001           16,133                    15,890         15,514
                                                     ========          =======                 =========       ========


                   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)



                                                                     For the three months                  For the six months
                                                                        ended June 30,                        ended June 30,
                                                                   ------------------------            --------------------------
                                                                     2000             1999                2000              1999
                                                                     ----             ----                ----              ----
Net income (loss)                                                  $ (9,523)         $2,483            $ (10,191)          $ (740)
                                                                   --------          ------            ---------           ------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                             (243)           (100)                (136)            (602)
  Unrealized holding gains (losses) arising during period                 -            (163)              (2,290)             662
                                                                   --------          ------            ---------           ------
Other comprehensive income (loss), before tax                          (243)           (263)              (2,426)              60
Income tax expense (benefit) related to items of
  other comprehensive income (loss)                                       -             (86)                (954)              27
                                                                   --------          ------            ---------           ------
Other comprehensive income (loss), net of tax                          (243)           (177)              (1,472)              33
                                                                   --------          ------            ---------           ------
Comprehensive income (loss)                                        $ (9,766)         $2,306            $ (11,663)          $ (707)
                                                                   ========          ======            =========           ======



                   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                             For the six months
                                                                                ended June 30,
                                                                       ----------------------------
                                                                          2000              1999
                                                                          ----              ----
Cash flows from operating activities:
   Net loss                                                            $ (10,191)         $   (740)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                       4,419             4,174
       Loss (gain) on sale of property and equipment                         (73)              106
       Realized gain on sale of investments                               (3,245)           (1,179)
       Provision for doubtful accounts                                     1,023             1,169
       Deferred income taxes                                                   -             2,858
       Non-cash restructuring charges                                          -               854
       Charge for impaired investment                                      1,000                 -
       Issuance of common stock related to acquisition agreement             575                 -
       Increase (decrease) in cash from changes
        in working capital items:
          Accounts receivable                                                792           (17,599)
          Inventories                                                      4,104            (5,124)
          Prepaid expenses and other current assets                        1,084            (2,495)
          Refundable income taxes                                         (6,340)           (3,347)
          Accounts payable                                                 2,666            10,818
          Accrued expenses and other current liabilities                 (12,492)            4,820
                                                                        --------          --------
Net cash used in operating activities                                    (16,678)           (5,685)
                                                                        --------          --------
Cash flows from investing activities:
   Purchase of property and equipment                                     (2,622)           (2,090)
   Proceeds from sale of property and equipment                              213                26
   Purchase of investments                                                (4,500)           (2,000)
   Proceeds from sale of investments                                       3,378             1,387
   Additional consideration related to acquisitions                            -              (665)
   Other, net                                                                 56              (989)
                                                                        --------          --------
Net cash used in investing activities                                     (3,475)           (4,331)
                                                                        --------          --------
Cash flows from financing activities:
   Proceeds from (repayments of) short-term borrowings, net               (4,748)            5,329
   Repayments of long-term obligations                                      (348)           (2,495)
   Proceeds from issuance of common stock                                    308               275
   Dividends paid                                                           (500)                -
                                                                        --------          --------
Net cash provided by (used in) financing activities                       (5,288)            3,109
                                                                        --------          --------
Effect of exchange rate changes on cash                                      185               (96)
                                                                        --------          --------
Net decrease in cash and cash equivalents                                (25,256)           (7,003)
Cash and cash equivalents, beginning of year                              99,698            75,819
                                                                        --------          --------
Cash and cash equivalents, end of period                                $ 74,442          $ 68,816
                                                                        ========          ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                           $    507          $  1,007
                                                                        ========          ========
     Income taxes                                                       $  2,652          $  1,089
                                                                        ========          ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

     The operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   Inventories

     Inventories consist of the following (in thousands):

                                                        June 30, 2000                December 31, 1999
                                                        -------------                -----------------

     Raw materials                                         $ 8,442                        $10,181
     Work in process                                         9,836                         14,887
     Finished goods                                         22,847                         20,125
                                                            ------                         ------
                                                           $41,125                        $45,193
                                                           =======                        =======

3.   Investments

     The Company has made strategic and venture investments in a portfolio of privately-held companies that are being accounted for under the cost method. These investments are in Internet-related companies, that are at varying stages of development including startups, and are intended to provide the Company with expanded Internet presence, enhance the Company's position at the leading edge of e-business and provide venture investment returns. These companies in which the Company has invested in are subject to all the risks inherent in the Internet, including their dependency upon the widespread acceptance and use of the Internet as an effective medium for commerce. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these Internet-related companies is subject to the aforementioned risks inherent in Internet business.

     In the second quarter, the Company performed a quarterly review of the carrying value of all its investments in these Internet-related companies, and considered such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its second quarter 2000 review, the Company has recorded a charge to other expense of $1 million for an other-than-temporary investment impairment associated with its venture portfolio. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

4.   Short-Term Borrowings

     In July 2000, the Company extended its credit facility with the bank for its primary domestic line of credit. Pursuant to the provisions of its primary domestic line of credit, the Company has commitments for letter of credit borrowings through October 2000 of up to an aggregate amount of $50 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. The Company is in discussions related to a revised credit facility which it expects to secure in the third quarter of 2000.

     At June 30, 2000, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $4.5 million. Such letters of credit expire at various dates through October 2000.

     The Company was in violation of the cash flow covenant on one of its domestic credit facilities at June 30, 2000 and has received a waiver from the lender.

5.   Nonrecurring Charges

     A summary of nonrecurring charges for the six months ended June 30, 2000 is as follows (in thousands):

             Restructuring charge                 $6,360
             Settlement charge                       660
                                                  ------
                                                  $7,020
                                                  ======

     Restructuring
     On May 11, 2000, the Company announced that, pursuant to a plan approved by its Board of Directors, it is integrating and streamlining its traditional promotional product divisions, Corporate Promotions Group and Custom Product & Licensing, into one product focused business unit. In association with the consolidation of its product divisions, the Company has eliminated a substantial number of inventory SKUs from its current product offering. As a result of this action the Company recorded a second quarter 2000 pre-tax charge of approximately $6.4 million for restructuring expenses. The second quarter charge relates principally to involuntary termination costs ($3.5 million), asset write-downs ($2.1 million, including $1.7 million of inventory write-downs) and the settlement of lease obligations ($.8 million). The Company intends to eliminate approximately 140 positions, or 12 percent of its domestic workforce. This charge has had the effect of reducing year to date after tax earnings by $4.1 million or $0.26 per share. The restructuring plan is anticipated to be substantially complete by the end of the first quarter of 2001. A summary of activity in the restructuring accrual is as follows (in thousands):

             Balance at March 31, 2000           $    --
             Restructuring provision               6,360
             Employee termination costs
               and other cash payments              (359)
                                                 -------
             Balance at June 30, 2000            $ 6,001
                                                 =======

     Settlement Charge
     The Company recorded a second quarter 2000 nonrecurring pre-tax charge to operations of $.7 million associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer.

6.   Earnings Per Share Disclosure

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):

                                                                      For the Quarters Ended June 30,

                                                           2000                                            1999
                                         ----------------------------------------      --------------------------------------------
                                            Income        Shares        Per Share         Income          Shares          Per Share
                                         (Numerator)   (Denominator)     Amount        (Numerator)     (Denominator)        Amount
                                         ----------    ------------     ---------      -----------     -------------      ---------
Basic EPS:
Net income (loss)                          $(9,523)      16,000,989       $(0.60)          $2,483       15,542,450          $0.16

Preferred stock dividends                      250                                             --
                                           ------------------------                        -----------------------
Income (loss) available to common
  stockholders                             $(9,773)      16,000,989       $(0.61)           2,483       15,542,450          $0.16
                                                                          ======                                            =====
Effect of Dilutive Securities:
Common stock equivalents                                     --                                            124,775

Contingently and non-contingently
  issuable shares                                            --                                            465,941
                                           ------------------------                        -----------------------
Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                              $(9,773)      16,000,989       $(0.61)          $2,483       16,133,166         $0.15
                                           ========================       ======           =======================         =====

     For the quarter ended June 30, 2000, 3,420,734 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.


                                                                     For the Six Months Ended June 30,

                                                           2000                                            1999
                                         ----------------------------------------      --------------------------------------------
                                            Income        Shares        Per Share         Income          Shares          Per Share
                                         (Numerator)   (Denominator)     Amount        (Numerator)     (Denominator)        Amount
                                         ----------    ------------     ---------      -----------     -------------      ---------
Basic and diluted EPS:
Net loss                                   $(10,191)     15,889,633       $(0.64)          $(740)       15,513,519         $(0.05)
                                           ------------------------                        -----------------------

Preferred stock dividends                       500                                           --
                                           ------------------------                        -----------------------
Loss available to
  common stockholders                      $(10,691)     15,889,633       $(0.67)          $(740)       15,513,519         $(0.05)
                                           ========================       ======           =======================         ======

     For the six months ended June 30, 2000 and 1999, 3,498,326 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies and 682,539 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

7.   Subsequent Event

     In July 2000, the Company announced that it has retained an investment banker to explore strategic alternatives. The objective of seeking strategic alternatives is to maximize shareholder value including, without limitation, enhancing the Company's ability to generate more consistent revenue and earnings growth. The Company has not made a decision as to any specific alternative and there can be no assurance that a transaction will result from this process.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2000 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form-10Q.

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

The Company's business is heavily concentrated with McDonald's Corporation ("McDonald's"). Net sales to McDonald's accounted for 61% of total net sales in 1999 and 69% of total net sales in the first six months of 2000.

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

In September 1999, the Company agreed with McDonald's that the Company would no longer provide administrative services in connection with McDonald's promotional programs in Europe effective January 1, 2000. The fees for these services have historically not been material to the overall results of operations. This action will have an adverse impact of approximately $150 million to the Company's sales levels for 2000. However, because the agreement with McDonald's related to these services did not provide for significant gross margin on associated sales, the Company believes that the absence of these sales will have no material adverse effect on the Company's profitability.

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

At June 30, 2000, the Company had written purchase orders for $303.2 million as compared to $342.6 million at June 30, 1999. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

RESTRUCTURING

On May 11, 2000, the Company announced that, pursuant to a plan approved by its Board of Directors, it is integrating and streamlining its traditional promotional product divisions, Corporate Promotions Group and Custom Product & Licensing, into one product focused business unit. As a result of this action, the Company recorded a second quarter 2000 pre-tax charge of approximately $6.4 million for restructuring expenses. The second quarter charge relates principally to involuntary termination costs, asset write-downs and the settlement of lease obligations. The Company intends to eliminate approximately 140 positions, or 12 percent of its domestic workforce. The restructuring plan is anticipated to be substantially complete by the end of the first quarter of 2001, and is expected to yield annualized savings of approximately $9 million to $11 million once complete. See notes to consolidated financial statements.

OUTLOOK

The Company believes that it will likely continue to report net losses for the balance of the year. However, the Company expects the benefits of the restructuring action to begin to materialize in the latter part of the year and, accordingly, has established a financial target that seeks to achieve break-even operating income before interest, taxes, depreciation and amortization. The Company's ability to achieve its financial target remains subject to all the risk factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith as Exhibit 99.1.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net sales decreased $89.2 million, or 28%, to $224.3 million in the second quarter ended June 30, 2000 from $313.5 million in the second quarter of 1999. The decrease in net sales was primarily attributable to a decrease in revenues associated with McDonald's and Beanie Babies related product sales in 2000.

Gross profit decreased $7.3 million, or 18%, to $32.4 million in the second quarter of 2000 from $39.7 million in the second quarter of 1999. $1.7 million of the gross profit decrease is a result of a nonrecurring charge attributable to a write-down of inventory associated with the May 2000 restructuring. As a percentage of net sales (excluding the nonrecurring charge), the second quarter gross profit increased to 15.2% in 2000 from 12.7% in 1999. The increase in the gross margin percentage was due principally to a more favorable sales mix in which sales volume associated with certain promotional programs that have gross margin limitations were less than levels of a year ago.

Selling, general and administrative expenses, including amortization of goodwill, totaled $41.3 million in the second quarter of 2000 as compared to $37.5 million in the second quarter of 1999. As a percentage of net sales, selling, general and administrative costs totaled 18.4% as compared to 11.9% in the second quarter of 1999. The Company's increased spending was due principally to a $1.2 million charge for a contingent payment of cash and stock which was associated with the acquisition agreement of a previously acquired company, an increase in commissions paid to field sales representatives associated with sales increases generated from the Company's premium incentives business and an increase in client service costs.

In connection with its May 2000 announcement to restructure its promotional product divisions, the Company recorded a nonrecurring pre-tax restructuring charge of $6.4 million (including the $1.7 million inventory write-down charged against gross profit) attributable to employee termination costs, asset write-downs and lease cancellations costs. See notes to consolidated financial statements.

The Company also recorded a nonrecurring pre-tax charge to operations of $.7 million in the second quarter of 2000 associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer. See notes to consolidated financial statements.

The Company has recorded a $1 million charge to other expense in the second quarter of 2000 to reflect an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements. Other income of $1.2 million in the second quarter of 1999 represents a gain realized on the sale of an investment.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales decreased $71.0 million, or 15%, to $401.6 million in the first six months of 2000 from $472.6 million in the first six months of 1999. The decrease in net sales was primarily attributable to revenues associated with McDonald's and Beanie Babies related products.

Gross profit decreased $4.2 million, or 6%, to $65.3 million in the first six months of 2000 from $69.5 million in the first six months of 1999. $1.7 million of the gross profit decrease is a result of a nonrecurring charge attributable to a write-down of inventory associated with the May 2000 restructuring. As a percentage of net sales (excluding the nonrecurring charge), gross profit increased to 16.7% in 2000 from 14.7% in 1999. The increase in the gross margin percentage was due principally to a more favorable sales mix in which sales volume associated with certain promotional programs that have gross margin limitations were less than levels of a year ago.

Selling, general and administrative expenses, including amortization of goodwill, totaled $79.4 million in the first six months of 2000 as compared to $72.2 million in the first six months of 1999. As a percentage of net sales, selling, general and administrative costs totaled 19.8% as compared to 15.3% in the first six months of 1999. The Company's increased spending was due principally to an increase in commissions paid to field sales representatives associated with sales increases generated from the Company's premium incentives business, a $1.2 million charge for a contingent payment of cash and stock which was associated with the acquisition agreement of a previously acquired company and an increase in client service costs.

In connection with its May 2000 announcement to restructure its promotional product divisions, the Company recorded a nonrecurring pre-tax restructuring charge of $6.4 million (including the $1.7 million inventory write-down charged against gross profit) attributable to employee termination costs, asset write-downs and lease cancellations costs. See notes to consolidated financial statements.

The Company also recorded a nonrecurring pre-tax charge to operations of $.7 million in the second quarter associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer. See notes to consolidated financial statements.

Other income in 2000 includes a $3.2 million gain realized on the sale of an investment in the first quarter which was partially offset by a $1 million charge in the second quarter of 2000 related to an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements. Other income of $1.2 million in 1999 represents a gain realized on the sale of an investment.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2000 was $98.5 million compared to $110.8 million at December 31, 1999. Net cash used in operating activities during the first six months of 2000 was $16.7 million, due principally to a $12.5 million decrease in accrued expenses.

Net cash used in investing activities in the first six months of 2000 was $3.5 million, which was primarily attributable to $4.5 million of investments made in Internet-related companies.

The Company embarked on the implementation of an enterprise resource planning ("ERP") system in the second quarter of 2000. As a result of the ERP system, the Company anticipates that its year 2000 purchases of property and equipment will be substantially higher than the 1999 levels. The cost of the ERP system is expected to approximate $8 million and the Company anticipates seeking external financing for this capital investment.

The Company entered into a lease arrangement in December 1999 to relocate its corporate offices from Gloucester, Massachusetts to Wakefield, Massachusetts in August 2000. The Company plans on expending approximately $3.5 million to construct and furnish this move.

Net cash used in financing activities in the first six months of 2000 was $5.3 million which was primarily attributable to $4.7 million of repayments of short-term borrowings.

The Company currently expects to make cash payments totaling approximately $4.3 million for employee termination costs, lease buyouts and other exit costs associated with its plan to restructure its operations, of which $.4 million has been paid as of June 30, 2000.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common and preferred stock, bank borrowings and capital equipment leases.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in August 2000. The Company's primary domestic line of credit, amounting to $50 million, has been extended to October 2000. The Company is in discussions related to a revised credit facility which it expects to secure in the third quarter of 2000. As of June 30, 2000, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $109.5 million, of which $3.7 million of short-term borrowings and $5.2 million in letters of credit were outstanding. In addition, bank guarantees totaling $2.2 million were outstanding at June 30, 2000. Borrowings under these facilities are collateralized by all assets of the Company.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the end of 2000. The Company's ability to generate internal cash flow is highly dependent upon its continued relationships with McDonald's. Any material adverse change from the Company's revenues and related contribution from McDonald's and/or from the Company's product division could adversely affect the Company's cash position and capital availability.

In July 2000, the Company announced that it has retained an investment banker to explore strategic alternatives. The objective of seeking strategic alternatives is to maximize shareholder value including, without limitation, enhancing the Company's ability to generate more consistent revenue and earnings growth. The Company has not made a decision as to any specific alternative and there can be no assurance that a transaction will result from this process.

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

                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2000, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

     The election of two Class I directors to serve for a term of three years and until their successors are elected and qualified. The results of the voting were as follows:

     Nominee                   For         Votes Withheld     Broker Non-Votes
     --------                  ---         --------------     ----------------

     Joseph W. Bartlett    10,736,817          60,637                 0

     Allan I. Brown        10,735,547          61,907                 0

     The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the 2000 fiscal year. The results of the voting were as follows:

            For               Against           Abstain       Broker Non-Votes
            ---               -------           -------       ----------------

         10,785,060            3,517             8,877                0


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

Date:  August 14, 2000              CYRK, INC.


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