Form 10-Q
period 2000-09-30
CYRK INC
filed 2000-11-09
CIK 864264

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to __________________


Commission File Number     0-21878


                                   CYRK, INC.
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                               04-3081657
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


               101 EDGEWATER DRIVE, WAKEFIELD, MASSACHUSETTS 01880
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (781) 876-5800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
      ---             ---


At October 31, 2000, 16,059,130 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                     PAGE NUMBER


         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999              3

                  Consolidated Statements of Operations -
                  For the three and nine months ended
                  September 30, 2000 and 1999                           4

                  Consolidated Statements of Comprehensive Income -
                  For the three and nine months ended
                  September 30, 2000 and 1999                           5

                  Consolidated Statements of Cash Flows -
                  For the nine months ended September 30, 2000
                  and 1999                                              6

                  Notes to Consolidated Financial Statements         7-10


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     11-14


PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                     15


         SIGNATURES                                                    16

                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)


                                         September 30, 2000   December 31, 1999
                                         ------------------   -----------------

                                     ASSETS

Current assets:
 Cash and cash equivalents                     $ 71,572            $ 99,698
 Investment                                          --               2,423
 Accounts receivable:
  Trade, less allowance for doubtful
   accounts of $5,763 at September 30,
   2000 and $4,243 at December 31, 1999          64,366              91,782
  Officers, stockholders and related parties      2,498               3,121
 Inventories                                     45,109              45,193
 Prepaid expenses and other current assets        6,069               7,056
 Deferred and refundable income taxes            17,806              10,465
                                               --------            --------
     Total current assets                       207,420             259,738
 Property and equipment, net                     15,596              13,140
 Excess of cost over net assets
  acquired, net                                  71,484              73,961
 Investments                                     15,000              12,500
 Deferred income taxes                            1,778               1,778
 Other assets                                     8,826               8,031
                                               --------            --------
                                               $320,104            $369,148
                                               ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                         $  1,607            $  8,888
 Accounts payable:
  Trade                                          41,906              41,795
  Affiliates                                        141                 141
 Accrued expenses and other current
   liabilities                                   66,584              97,137
 Accrued restructuring expenses                   4,328                  --
 Deferred income taxes                               --                 954
                                               --------            --------
     Total current liabilities                  114,566             148,915
Long-term obligations                             6,167               9,156
                                               --------            --------
     Total liabilities                          120,733             158,071
                                               --------            --------

Commitments and contingencies

Mandatorily redeemable preferred stock,
 Series A1 senior cumulative participating
 convertible, $.01 par value, 25,250 and
 25,000 shares issued and outstanding at
 September 30, 2000 and December 31, 1999,
 respectively, stated at redemption
 value of $1,000 per share ($25,250 and
 $25,000 at September 30, 2000 and December
 31, 2000, respectively), net of issuance costs  20,803              20,553

Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000
  shares authorized; 25,250 and 25,000
  Series A1 shares issued and outstanding
  at September 30, 2000 and December 31,
  1999, respectively                                 --                  --
 Common stock, $.01 par value; 50,000,000
  shares authorized; 16,059,130 shares issued
  and outstanding at September 30, 2000 and
  15,740,850 shares issued and outstanding at
  December 31, 1999                                 160                 157

 Additional paid-in capital                     143,425             141,482
 Retained earnings                               36,212              48,587
 Accumulated other comprehensive income (loss):
  Unrealized gain on investment                      --               1,336
  Cumulative translation adjustment              (1,229)             (1,038)
                                               --------            --------
     Total stockholders' equity                 178,568             190,524
                                               --------            --------
                                               $320,104            $369,148
                                               ========            ========

        The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                        For the three months               For the nine months
                                         ended September 30,                ended September 30,
                                       --------------------                --------------------
                                    2000                 1999           2000                 1999
                                    ----                 ----           ----                 ----

Net sales                         $178,702             $258,823       $580,338             $731,423
Cost of sales                      141,300              207,447        475,954              610,597
Write-down of inventory
  in connection with
   restructuring                        --                   --          1,695                   --
                                  --------             --------       --------             --------
Gross profit                        37,402               51,376        102,689              120,826

Selling, general and
  administrative expenses           38,462               36,574        116,041              106,979
Goodwill amortization expense          894                  905          2,670                2,684
Restructuring and other
  nonrecurring charges                  --                   --          5,325                   --
                                  --------             --------       --------             --------
Operating income (loss)             (1,954)              13,897        (21,347)              11,163

Interest income                     (1,078)                (723)        (3,192)              (2,087)
Interest expense                       330                  508            974                1,663
Other (income) expense               1,000                   --         (1,245)              (1,179)
                                  --------             --------       --------             --------
Income (loss) before income
  taxes                             (2,206)              14,112        (17,884)              12,766
Income tax expense (benefit)          (772)               6,351         (6,259)               5,745
                                  --------             --------       --------             --------
Net income (loss)                   (1,434)               7,761        (11,625)               7,021
Preferred stock dividends              250                   --            750                   --
                                  --------             --------       --------             --------
Net income (loss) available to
  common stockholders             $ (1,684)            $  7,761       $(12,375)            $  7,021
                                  ========             ========       ========             ========
Earnings (loss) per common
  share -- basic                  $  (0.10)            $   0.49       $  (0.78)            $   0.45
                                  ========             ========       ========             ========
Earnings (loss) per common
  share -- diluted                $  (0.10)            $   0.48       $  (0.78)            $   0.43
                                  ========             ========       ========             ========
Weighted average shares
  outstanding -- basic              16,048               15,730         15,942               15,586
                                  ========             ========       ========             ========
Weighted average shares
  outstanding -- diluted            16,048               16,280         15,942               16,224
                                  ========             ========       ========             ========



        The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In thousands)



                                        For the three months               For the nine months
                                         ended September 30,                ended September 30,
                                       --------------------                --------------------
                                    2000                 1999           2000                 1999
                                    ----                 ----           ----                 ----

Net income (loss)                 $(1,434)              $7,761       $(11,625)              $7,021
                                  -------               ------       --------               ------
Other comprehensive income
  (loss), before tax:
  Foreign currency translation
    adjustments                       (55)                 299           (191)                (303)
  Unrealized holding losses
    arising during period              --                 (977)        (2,290)                (315)
                                  -------               ------       --------               ------
Other comprehensive loss,
  before tax                          (55)                (678)        (2,481)                (618)
Income tax benefit related to
  items of other comprehensive
  loss                                 --                 (305)          (954)                (278)
                                  -------               ------       --------               ------
Other comprehensive loss, net
  of tax                              (55)                (373)        (1,527)                (340)
                                  -------               ------       --------               ------
Comprehensive income (loss)       $(1,489)              $7,388       $(13,152)              $6,681
                                  =======               ======       ========               ======


        The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)




                                                        For the nine months
                                                        ended September 30,
                                                        -------------------
                                                        2000           1999
                                                        ----           ----

Cash flows from operating activities:
 Net income (loss)                                   $(11,625)      $  7,021
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization                        7,040          6,722
   Loss (gain) on sale of property and equipment          (60)           106
   Realized gain on sale of investments                (3,245)        (1,179)
   Provision for doubtful accounts                      2,151          1,534
   Deferred income taxes                                   --          2,554
   Non-cash restructuring charges                          47            854
   Charge for impaired investments                      2,000             --
   Issuance of common stock related to acquisition
     agreement                                            575             --
   Increase (decrease) in cash from changes in
     working capital items:
       Accounts receivable                             25,933        (18,520)
       Inventories                                        119         (5,595)
       Prepaid expenses and other current assets        1,018            313
       Refundable income taxes                         (7,340)            --
       Accounts payable                                   103          2,620
       Accrued expenses and other current
         liabilities                                  (25,416)        11,728
                                                     --------        -------
Net cash provided by (used in) operating activities    (8,700)         8,158
                                                     --------        -------
Cash flows from investing activities:
  Purchase of property and equipment                   (7,025)        (3,725)
  Proceeds from sale of property and equipment            223             26
  Purchase of investments                              (4,500)        (2,000)
  Proceeds from sale of investments                     3,378          1,387
  Additional consideration related to acquisitions         --           (730)
  Other, net                                             (988)          (768)
                                                     --------        -------
Net cash used in investing activities                  (8,912)        (5,810)
                                                     --------        -------
Cash flows from financing activities:
  Repayments of short-term borrowings, net             (7,281)           (19)
  Repayments of long-term obligations                  (2,989)        (3,208)
  Proceeds from issuance of common stock                  533            512
  Dividends paid                                         (500)            --
                                                     --------        -------
Net cash used in financing activities                 (10,237)        (2,715)
                                                     --------        -------
Effect of exchange rate changes on cash                  (277)           (49)
                                                     --------        -------
Net decrease in cash and cash equivalents             (28,126)          (416)
Cash and cash equivalents, beginning of year           99,698         75,819
                                                     --------        -------
Cash and cash equivalents, end of period             $ 71,572        $75,403
                                                     ========        =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                         $    758        $ 1,543
                                                     ========        =======
    Income taxes                                     $  2,948        $ 1,905
                                                     ========        =======

Supplemental non-cash financing activities:
    Additional stock related to acquisitions         $  1,413        $ 1,413
                                                     ========        =======
    Dividend paid in mandatorily redeemable
      preferred stock                                $    250        $    --
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

     The operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   Inventories

     Inventories consist of the following (in thousands):

                                       September 30, 2000    December 31, 1999
                                       ------------------    -----------------
          Raw materials                     $ 7,378               $10,181
          Work in process                    11,477                14,887
          Finished goods                     26,254                20,125
                                            -------               -------
                                            $45,109               $45,193
                                            =======               =======

3.   Investments

     The Company has made strategic and venture investments in a portfolio of privately-held companies that are being accounted for under the cost method. These investments are in Internet-related companies that are at varying stages of development, including startups, and are intended to provide the Company with expanded Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in the Internet, including their dependency upon the widespread acceptance and use of the Internet as an effective medium for commerce. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these Internet-related companies is subject to the aforementioned risks inherent in Internet business.

     Each quarter, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its quarterly reviews in 2000, the Company has recorded a year to date charge to other expense of $2 million for an other-than-temporary investment impairment associated with its venture portfolio. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

4.   Related Party Transaction

     In accordance with the provisions of an employment agreement between an officer of the Company and the Company, the officer exercised his option in July 2000 to borrow $1 million of a total $2 million line of credit available to the officer. As of September 30, 2000, the Company had a $1 million note receivable from the officer which is included in other assets. The note bears interest at an annual rate of 6.6% and is due and payable no later than six months after the Company's annual meeting in 2001.

5.   Short-Term Borrowings

     In October 2000, the Company extended its credit facility with its bank for its primary domestic line of credit. Pursuant to the provisions of its primary domestic line of credit, the Company has commitments for letter of credit borrowings through November 2000 of up to an aggregate amount of $50 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. The Company is in discussions related to a new credit facility which it expects to secure in the fourth quarter of 2000.

     At September 30, 2000, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $14.7 million. Such letters of credit expire at various dates through January 2001.

     The Company was in violation of the cash flow coverage covenant on one of its domestic credit facilities at September 30, 2000 and has received a waiver from the lender.

6.   Nonrecurring Charges

     A summary of nonrecurring charges for the nine months ended September 30, 2000 is as follows (in thousands):

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

                  Balance at March 31, 2000            $   --
                  Restructuring provision               6,360
                  Employee termination costs
                    and other cash payments            (1,985)
                  Non-cash asset write-downs              (47)
                                                       ------
                  Balance at September 30, 2000        $4,328
                                                       ======

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

7.   Earnings Per Share Disclosure

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):



                                                                  For the Quarters Ended September 30,
                                                              2000                                    1999
                                            --------------------------------------  -------------------------------------
                                              Income         Shares      Per Share    Income          Shares    Per Share
                                            (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)   Amount
                                            -----------   -------------  ---------  -----------   ------------- ---------


Basic EPS:
Net income (loss)                            $(1,434)      16,047,753     $(0.09)      $7,761       15,729,592    $0.49

Preferred stock dividends                        250                                       --
                                             -------      -----------                  ------       ----------
Income (loss) available to common
  stockholders                                (1,684)      16,047,753     $(0.10)       7,761       15,729,592    $0.49
                                                                          ======                                  =====
Effect of Dilutive Securities:
Common stock equivalents                                           --                                   39,356

Contingently and non-contingently
  issuable shares                                                  --                                  510,758
                                             -------       ----------                  -------      ----------

Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                                $(1,684)      16,047,753     $(0.10)      $7,761       16,279,706    $0.48
                                             =======       ==========     ======       ======       ==========    =====


     For the quarter ended September 30, 2000, 3,456,424 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.



                                                                 For the Nine Months Ended September 30,
                                                              2000                                    1999
                                            --------------------------------------  -------------------------------------
                                              Income         Shares      Per Share    Income          Shares    Per Share
                                            (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)   Amount
                                            -----------   -------------  ---------  -----------   ------------- ---------


Basic EPS:
Net income (loss)                            $(11,625)      15,942,339    $(0.73)     $7,021       15,585,544      $0.45

Preferred stock dividends                         750                                     --
                                             --------       ----------                ------       ----------
Income (loss) available to common
  stockholders                                (12,375)      15,942,339    $(0.78)      7,021       15,585,544      $0.45
                                                                          ======                                   =====
Effect of Dilutive Securities:
Common stock equivalents                                            --                                 73,162

Contingently and non-contingently
  issuable shares                                                   --                                565,235
                                             --------       ----------                 -----       ----------
Diluted EPS:
Income (loss) available to common
  stockholders and assumed
  conversions                                $(12,375)      15,942,339    $(0.78)     $7,021       16,223,941      $0.43
                                             ========       ==========    ======      ======       ==========      =====

     For the nine months ended September 30, 2000, 3,484,359 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

8.   Strategic Alternatives

     In July 2000, the Company announced that it has retained an investment banker to explore strategic alternatives. The objective of seeking strategic alternatives is to maximize shareholder value including, without limitation, enhancing the Company's ability to generate consistent revenue and earnings growth. The Company has not made a decision as to any specific alternative and there can be no assurance that a transaction will result from this process.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2000 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form-10Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as
Exhibit 99.1 to the Company's second quarter 2000 Report on Form 10-Q which is incorporated herein by reference.

GENERAL

The Company is a full-service promotional marketing company, specializing in the design and development of high-impact promotional products and programs. The majority of the Company's revenue is derived from the sale of products to consumer product companies seeking to promote their brand and build customer loyalty as well as products sold to consumers under certain license agreements.

The Company's business is heavily concentrated with McDonald's Corporation ("McDonald's"). Net sales to McDonald's accounted for 61% of total net sales in 1999 and 67% of total net sales in the first nine months of 2000.

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

Effective January 1, 2000, the Company became a strategic marketing agent for Ty and provides Ty advisory, design, development and/or creative services on a project by project basis. Given the nature and the timing of the service arrangement, the Company's future revenues and earnings associated with the Ty relationship are difficult to predict. The Company expects that sales related to Beanie Babies and revenues related to services to Ty will be insignificant this year.

At September 30, 2000, the Company had written purchase orders for $268.1 million as compared to $364.9 million at September 30, 1999. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

RESTRUCTURING

On May 11, 2000, the Company announced that, pursuant to a plan approved by its Board of Directors, it was integrating and streamlining its traditional promotional product divisions, Corporate Promotions Group and Custom Product & Licensing, into one product-focused business unit. As a result of this action, the Company recorded a second quarter 2000 pre-tax charge of approximately $6.4 million for restructuring expenses. The second quarter charge relates principally to involuntary termination costs, asset write-downs and the settlement of lease obligations. The Company intends to eliminate approximately 140 positions, or 12 percent of its domestic workforce. The restructuring plan is anticipated to be substantially complete by the end of the first quarter of 2001, and is expected to yield annualized savings of approximately $9 million to $11 million once complete. See notes to consolidated financial statements.

OUTLOOK

The Company believes that it will likely continue to report net losses in the fourth quarter of 2000. However, the Company has begun to realize the initial benefits of the May 2000 restructuring action and, accordingly, has established a financial target that seeks to achieve break-even operating income before interest, taxes, depreciation and amortization. The Company's ability to achieve its financial target is subject to all the risk factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as
Exhibit 99.1 to the Company's second quarter 2000 Report on Form 10-Q which is incorporated herein by reference.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales decreased $80.1 million, or 31%, to $178.7 million in the third quarter ended September 30, 2000 from $258.8 million in the third quarter of 1999. The decrease in net sales was primarily attributable to a decrease in revenues associated with Beanie Babies and McDonald's related product sales in 2000.

Gross profit decreased $14.0 million, or 27%, to $37.4 million in the third quarter of 2000 from $51.4 million in the third quarter of 1999. As a percentage of net sales, the third quarter gross profit increased to 20.9% in 2000 from 19.8% in 1999. The increase in the gross margin percentage was due principally to a more favorable sales mix in which sales volume associated with certain promotional programs that have gross margin limitations were less than the levels of a year ago.

Selling, general and administrative expenses, including amortization of goodwill, totaled $39.4 million in the third quarter of 2000 as compared to $37.5 million in the third quarter of 1999. As a percentage of net sales, selling, general and administrative costs totaled 22.0% as compared to 14.5% in the third quarter of 1999. The Company's increased spending was due principally to an increase in client service costs associated with the Company's largest customer.

The Company has recorded a $1.0 million charge to other expense in the third quarter of 2000 to reflect an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales decreased $151.1 million, or 21%, to $580.3 million in the first nine months of 2000 from $731.4 million in the first nine months of 1999. The decrease in net sales was primarily attributable to revenues associated with Beanie Babies and McDonald's related products.

Gross profit decreased $18.1 million, or 15%, to $102.7 million in the first nine months of 2000 from $120.8 million in the first nine months of 1999. $1.7 million of the gross profit decrease is a result of a nonrecurring charge attributable to a write-down of inventory associated with the May 2000 restructuring. As a percentage of net sales (excluding the nonrecurring charge), gross profit increased to 18.0% in 2000 from 16.5% in 1999. The increase in the gross margin percentage was due principally to a more favorable sales mix in which sales volume associated with certain promotional programs that have gross margin limitations were less than the levels of a year ago.

Selling, general and administrative expenses, including amortization of goodwill, totaled $118.7 million in the first nine months of 2000 as compared to $109.7 million in the first nine months of 1999. As a percentage of net sales, selling, general and administrative costs totaled 20.5% as compared to 15.0% in the first nine months of 1999. The Company's increased spending was due principally to an increase in client service costs associated with the Company's largest customer and a $1.2 million charge for a contingent payment of cash and stock which was associated with the acquisition of a previously acquired company.

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

Other income in 2000 includes a $3.2 million gain realized on the sale of an investment in the first quarter which was partially offset by a $2.0 million year to date charge related to an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements. Other income of $1.2 million in 1999 represents a gain realized on the sale of an investment.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2000 was $92.9 million compared to $110.8 million at December 31, 1999. Net cash used in operating activities during the first nine months of 2000 was $8.7 million, due principally to a $25.4 million decrease in accrued expenses and a $7.3 million increase in refundable income taxes which were partially offset by a $25.9 million decrease in accounts receivable.

Net cash used in investing activities in the first nine months of 2000 was $8.9 million, which was primarily attributable to $7.0 million of purchases of property and equipment and $4.5 million of investments made in Internet-related companies, which were partially offset by $3.4 million of proceeds from the sale of investments.

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

The Company entered into a lease arrangement in December 1999 to relocate its corporate offices from Gloucester, Massachusetts to Wakefield, Massachusetts in August 2000. The Company expended approximately $3.5 million to construct and furnish this move.

Net cash used in financing activities in the first nine months of 2000 was $10.2 million which was primarily attributable to $7.3 million of repayments of short-term borrowings.

The Company currently expects to make cash payments totaling approximately $4.3 million for employee termination costs, lease buyouts and other exit costs associated with its plan to restructure its operations, of which $2.0 million had been paid as of September 30, 2000.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common and preferred stock, bank borrowings and capital equipment leases.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in November 2000. The Company's primary domestic line of credit, amounting to $50 million, has been extended to November 2000. The Company is in discussions related to a new credit facility which it expects to secure in the fourth quarter of 2000. As of September 30, 2000, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $106.1 million, of which $1.2 million of short-term borrowings and $15.4 million in letters of credit were outstanding. In addition, bank guarantees totaling $.3 million were outstanding at September 30, 2000. Borrowings under these facilities are collateralized by all assets of the Company. The Company was in violation of the cash flow coverage covenant on one of its domestic credit facilities at September 30, 2000 and has received a waiver from the lender.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the end of 2000. The Company's ability to generate internal cash flow is highly dependent upon its continued relationship with McDonald's. Any material adverse change from the Company's revenues and related contribution from McDonald's and/or from the Company's product division could adversely affect the Company's cash position and capital availability.

In July 2000, the Company announced that it has retained an investment banker to explore strategic alternatives. The objective of seeking strategic alternatives is to maximize shareholder value including, without limitation, enhancing the Company's ability to generate consistent revenue and earnings growth. The Company has not made a decision as to any specific alternative and there can be no assurance that a transaction will result from this process.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      10.1 Extension agreement dated as of October 25, 2000 and entered into by and among Cyrk, Inc., Wells Fargo Bank, National Association, and Wells Fargo HSBC Trade Bank, N.A.

      10.2 Promissory note and pledge agreement between Allan I. Brown and Simon Marketing, Inc.

      27       Financial Data Schedule


(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 9, 2000                CYRK, INC.


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