Form 10-K
period 2000-12-31
CYRK INC
filed 2001-03-30
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

Commission file number:    0-21878

                                   CYRK, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                                      04-3081657
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                     Identification No.)

   101 EDGEWATER DRIVE
 WAKEFIELD, MASSACHUSETTS                                                                 01880
(Address of principal executive offices)                                               (Zip code)

       Registrant's telephone number, including area code: (781) 876-5800

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 28, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was $40,193,950.

At February 28, 2001, 16,112,791 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED PURSUANT TO SECTION 14(a) OF THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE REGISTRANT'S 2001 ANNUAL MEETING OF STOCKHOLDERS HAVE BEEN INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DEVELOPMENT OF THE BUSINESS
Cyrk, Inc. (referred to herein as "Cyrk" or "the Company") is a full-service promotional marketing company specializing in the design and development of promotional products and sales promotions. Cyrk was founded in 1976 and is a Delaware corporation. When founded, Cyrk was engaged primarily in the design, manufacture and sale of custom screen printed sports apparel and accessories. Cyrk also provided private label apparel and accessories to a wide variety of established brands, and developed its own "Cyrk" brand of apparel that was sold to sports and specialty retailers and resort-destination shops. In 1990, the Company broadened its design and manufacturing expertise to include a focus on custom-designed promotional products and the development of its international production and worldwide sourcing capabilities.

Beginning in 1996 the Company extended its focus in the promotional product industry by making a series of acquisitions of companies engaged in the corporate catalog and advertising specialty segment of the promotion industry. These acquired companies, operating within the Company's Corporate Promotions Group ("CPG"), provide promotional products and services for inclusion in corporate trade and employee catalog programs. Additionally, in 1997 Cyrk expanded into the consumer promotion arena with its acquisition of Simon Marketing, Inc. ("Simon"), a Los Angeles-based marketing and promotion agency that specializes in kid and family marketing. Simon provides marketing programs, promotional products and packaging and promotional games to clients including McDonald's(R)(1) Corporation ("McDonald's"), Chevron Products Company, a division of Chevron U.S.A. ("Chevron"), Toys "R" Us and Hallmark Cards, Inc. ("Hallmark").

Cyrk recently expanded its capabilities to include Internet business-to-business brand marketing. Cyrk's comprehensive e-commerce solutions include Internet and intranet electronic malls, point-based loyalty systems, electronic catalogs, online promotional marketing programs and Web design.

In February 1998, the Company announced a restructuring plan to streamline its business, thereby eliminating the majority of its screen print business, and its private label and retail operations. In April 2000, the Company implemented a realignment of its management team to enable the Company to maximize the value of its promotions business and its new Internet subsidiary. In May 2000, the Company announced that it would further restructure the Company by integrating and streamlining the operations of its Custom Product and Licensing group, ("CP&L"), its division that provides custom designed product for large consumer promotions, and its CPG division into one product-focused business unit.

In July 2000, the Company announced that it had retained investment bankers Credit Suisse First Boston ("CS First Boston") (formerly Donaldson, Lufkin & Jenrette) to advise the Company in exploring strategic alternatives. As a result of these efforts, the Company completed the sale of its CPG business in February 2001.

Cyrk's promotional products and services are sold to consumer product and services companies seeking to promote their brand names and corporate identities and to build brand loyalty. Cyrk custom designs unique, high-impact product in a broad spectrum of categories including apparel and accessories, hard goods, toys and electronics, in materials ranging from fabrics and plastics to metals and paper. Cyrk's customers include McDonald's (for its Happy Meal(R)(1) promotions, among others), Philip Morris Incorporated ("Philip Morris") (for its Marlboro(R)(2) brand, among others), and other companies with recognized brands. The programs developed and managed by Cyrk typically reward the consumer with promotional products that are distributed upon redemption of proofs of purchase or as gifts with the purchase of other products . Cyrk believes that its expertise in design, manufacturing and sourcing have allowed Cyrk to successfully execute large, worldwide high-impact promotional programs.

(1)  MCDONALD'S AND HAPPY MEAL are registered trademarks of McDonald's
     Corporation.
(2)  MARLBORO is a registered trademark of Philip Morris Incorporated.

1998 CORPORATE RESTRUCTURING
In February 1998, the Company announced a plan to restructure its worldwide operations. As a result of this restructuring plan, the Company consolidated certain operating facilities, discontinued its private label and Cyrk brand business, divested its investment in an apparel joint venture, and eliminated approximately 450 positions worldwide.

1999 YUCAIPA INVESTMENT
In November 1999, The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25 million into Cyrk in exchange for 25,000 shares of a new series A convertible preferred stock and a warrant to purchase an additional 15,000 shares of series A convertible preferred stock. In connection with the investment, which was approved by Cyrk's stockholders, Cyrk's board of directors was increased to seven and three designees of Yucaipa, including Yucaipa's managing partner, Ronald W. Burkle, were elected to Cyrk's board and Mr. Burkle was elected chairman. In addition, effective as of the closing of this investment, Patrick D. Brady and Allan I. Brown were each elected Co-President and Co-Chief Executive Officer of Cyrk. Additionally, the Company entered into a Management Agreement with Yucaipa whereby Yucaipa provides Cyrk with management and consultation services in exchange for an annual fee of $500,000 per year.

2000 MANAGEMENT REALIGNMENT
In April 2000, Cyrk reorganized its management team to better position the Company to streamline the operations of its promotional products business and to maximize the potential of the Company's new Internet subsidiary. Co-President and Co-Chief Executive Officer Allan I. Brown was given responsibility for the global operations of the Company's traditional promotional products business and Simon. Co-President and Co-Chief Executive Officer Patrick D. Brady was named head of the Company's new e-business subsidiary.

2000 CORPORATE RESTRUCTURING
In May 2000, the Company announced that it would implement a plan to restructure its operations by integrating and streamlining its traditional promotional products business into one product-focused business unit. As a result of the restructuring plan, the Company eliminated 85 positions or 7% of its domestic workforce. The restructuring plan was substantially complete by the end of 2000, and was terminated with respect to the CPG business as a result of the February 2001 sale of CPG.

SALE OF CPG
In July 2000, the Company retained the services of investment bankers CS First Boston to advise the Company in exploring strategic alternatives, a step the Company saw as necessary to its efforts to maximize the value of the Company's core businesses and to generate more consistent revenues and earnings growth. In December 2000, the Company decided to sell its CPG division and, in February 2001, the Company announced that it had sold its CPG division, which was comprised principally of two subsidiaries of Cyrk: Tonkin, Inc. ("Tonkin") and Cyrk Acquisition Corp. The sale is described in the Company's report filed on Form 8-K dated February 15, 2001 which is incorporated herein by reference. In connection with the sale, the Company agreed not to compete in the CPG business in the United States for a period of five years after the closing of the sale.

PRODUCTS AND SERVICES
Promotional Product Programs. Cyrk provides product-driven high-impact promotional programs to its customers. The goal of the promotional programs is to enhance corporate identity, develop brand awareness, and build customer or employee loyalty. Cyrk has achieved this goal for many of its customers and continues to develop and manage promotions that generate growth for customer brands and further develop customer and employee loyalty.

Most of the promotional products used in a typical program are (1) distributed to consumers in connection with the sale of another product, (2) issued upon redemption of coupons evidencing the purchase of other products, (3) sold in conjunction with the sale of another product or (4) sold as a complement to other products. Promotional products are also frequently provided to retailers that carry the brand name products to reward or incentivise sales efforts and foster goodwill towards employees.

The advertising and marketing campaigns of many companies include the promotional product concept within the design of their overall corporate development. Cyrk believes that increasing numbers of companies are seeking to leverage and enhance the value of their brands by demanding promotional products that are superior in quality and design, distinctive, contemporary, integrated with their other products and marketing efforts, and immediately identifiable with their primary product brands and services. Together, Cyrk and its customers recognize that promotional programs are a vital component of a successful marketing strategy. Increasingly, companies are turning to outside professionals to provide the expertise required in complex areas outside their core businesses, such as the design of custom promotional products, and the development and implementation of promotional programs. Cyrk believes that because of its ability to provide integrated services including product and program design; loyalty and direct marketing services; licensing; market research; direct manufacturing, sourcing and program fulfillment and its unique creative approach, it is able to provide highly superior promotional products that become integral components of an effective, impactful promotional program.

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

Cyrk has successfully custom designed and developed proprietary product including toys, apparel and accessories for numerous successful consumer promotional programs including the Marlboro Gear and Marlboro Unlimited(R)(3) promotions.

In 1999, under its license arrangement with Ty Inc. ("Ty"), Cyrk developed and marketed licensed Beanie Babies(R)(4) products to consumers. Effective January 1, 2000, the Company became a strategic marketing agent for Ty and provides Ty with product and advisory, design, development and/or creative services on a project by project basis.

Through its Simon subsidiary, the Company provides promotional agency services and integrated marketing solutions including loyalty marketing, licensing, strategic and calendar planning, game design and execution, premium development and production management. Simon is one of the largest creators, developers and procurers of promotional games and toys in the world. In addition to providing its products and services to McDonald's, Simon's customer base includes Chevron, Toys "R" Us and Hallmark.

Internet Capabilities. Cyrk recognized an opportunity to extend its promotional success to the Internet, and in February 2000 announced its intention to create an Internet subsidiary to service the changing needs of its customers. Cyrk possesses technological expertise in the e-commerce area that includes Internet and intranet electronic malls, point-based loyalty systems, electronic catalogs, online promotional marketing programs and Web design.

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

(3)  MARLBORO UNLIMITED is a registered trademark of Philip Morris Incorporated.
(4)  BEANIE BABIES is a registered trademark of Ty Inc.

Cyrk has no long-term contracts with manufacturing sources and often competes with other companies for production facilities and import quota capacity. In addition, certain Asian manufacturers require that a letter of credit be posted at the time a purchase order is placed. Cyrk believes that its policy of outsourcing a substantial portion of its manufacturing requirements allows it to achieve increased production flexibility while reducing Cyrk's capital expenditures and costs of maintaining a substantial production work force. Cyrk is required by certain of its customers to ensure that the independent manufacturers that Cyrk contracts with are in compliance with codes of conduct relating to minimum wage and hour guidelines, minimum worker age requirements and health and safety requirements. Cyrk works with its customers and independent auditing firms to monitor compliance with these codes. If Cyrk were not able to contract with a sufficient number of manufacturers that are in compliance with these codes, or if compliance with these codes were to significantly increase the cost of production, Cyrk's business might be adversely affected. Cyrk's business is subject to risks normally associated with conducting business abroad, such as foreign government regulations, political unrest, disruptions or delays in shipments, fluctuations in foreign currency exchange rates and changes in the economic conditions in the countries in which Cyrk's manufacturing sources are located. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if Cyrk's current foreign manufacturing sources were to cease doing business with Cyrk for any reason, Cyrk's business and operating results could be adversely affected. Cyrk's business is also subject to the risks associated with the imposition of additional trade restrictions related to imported products, including quotas, duties, taxes and other charges or restrictions.

SIGNIFICANT CUSTOMER RELATIONSHIPS
In recent years, Cyrk's business has been concentrated with McDonald's, Philip Morris and Ty. Cyrk's business with promotional customer clients such as McDonald's and Philip Morris is based upon purchase orders placed by the customers. McDonald's, along with certain other customers, order a fixed quantity of product to be delivered by an agreed date. While these orders may be canceled prior to delivery of the product, the customer is responsible for any costs associated with the canceled order. Philip Morris and certain other customers place purchase orders from time to time during the course of a promotion. These promotional product customers are not committed to making a minimum number of purchases. For all promotional product customers, the actual purchases depend upon a number of factors including, without limitation, the duration of the promotion and expected consumer redemption rates. Consequently, Cyrk's level of net sales is difficult to predict accurately and may fluctuate greatly from quarter to quarter.

Cyrk conducts its business with McDonald's through its subsidiary, Simon. Simon designs and implements marketing promotions for McDonald's, which include games, sweepstakes, premiums, events, contests, coupon offers, sports marketing, licensing and promotional retail items. Simon's net sales from its business with McDonald's consist of a combination of sales of promotional products and various service fees. In September 1999, the Company agreed with McDonald's that the Company would no longer provide administrative services in connection with McDonald's promotional programs in Europe effective January 1, 2000. As a result of this action, the Company's total sales for 2000 declined by approximately 15% from previous levels. The net profit contributed by the fees for these services has historically not been material to the overall results of operations. Therefore, the absence of these sales did not have a material adverse effect on the Company's profitability. Net sales to McDonald's accounted for approximately 65%, 61% and 57% of Cyrk's consolidated net sales in fiscal 2000, 1999 and 1998, respectively.

Philip Morris accounted for approximately 9%, 9% and 11% of Cyrk's consolidated net sales in 2000, 1999 and 1998, respectively. A substantial majority of those sales relate to Marlboro Unlimited promotions. The United States Food and Drug Administration ("FDA") issued final regulations with respect to promotional programs relating to tobacco products which, among other things, proposed to ban gifts based on proof of purchase of tobacco products and the use of tobacco brand names on non-tobacco products. In addition, on November 23, 1998, certain tobacco companies, including Philip Morris, entered into a settlement agreement with 46 states and five U.S. territories that, among other things, prohibits the use of brand names by the tobacco companies in connection with their marketing, distribution, licensing and sales of apparel and other merchandise. Each of the regulations and the settlement could have a material adverse effect on Cyrk's business with Philip Morris and on its results of operations. For a description of the FDA regulations and the tobacco settlement, and their potential impact on Cyrk's business with Philip Morris, please refer to Cyrk's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

Through its licensing arrangements with Ty, Cyrk developed and marketed licensed Beanie Babies products in 1999 and 1998. Sales of Beanie Babies related products accounted for approximately 11% and 7% of Cyrk's consolidated net sales for 1999 and 1998, respectively. Effective January 1, 2000, the Company became a strategic marketing agent for Ty and provides Ty with product and advisory, design, development and/or creative services on a project by project basis. Ty related business accounted for approximately 1% of Cyrk's consolidated net sales for 2000. Given that the Company is providing these services on a project by project basis, the Company's future revenues and earnings associated with the Ty relationship are difficult to predict.

INTERNATIONAL SALES
International sales accounted for approximately 34%, 38% and 36% of Cyrk's consolidated net sales in 2000, 1999 and 1998, respectively. International sales are currently made through Cyrk's account representatives in the United States as well as through Cyrk's German, United Kingdom and Hong Kong subsidiaries.

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

BACKLOG
At December 31, 2000, Cyrk had written purchase orders for $236.9 million as compared to $312.1 million at December 31, 1999. Cyrk's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, Cyrk cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

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

IMPORTS AND IMPORT RESTRICTIONS
A substantial amount of net sales of Cyrk in 2000 was attributable to products manufactured in Asia. The importation of such products is subject to the constraints imposed by bilateral agreements between the United States and substantially all of the countries from which Cyrk imports goods. These agreements impose quotas that limit the quantity of certain types of goods, including textile products imported by Cyrk, which can be imported into the United States from those countries. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.

Cyrk's continued ability to source products that it imports may be adversely affected by additional bilateral and multilateral agreements, unilateral trade restrictions, significant decreases in import quotas, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges or restrictions on imports.

Products imported by Cyrk from China currently receive the same preferential tariff treatment accorded goods from countries granted "normal trade relations" status. However, the renewal of China's most favored nation treatment has been a contentious political issue for several years and there can be no assurance that such status will be continued. If China were to lose its "normal trade relations" status, goods imported from China will be subject to significantly higher duty rates which would increase the cost of goods from China. In 2000, a substantial amount of Cyrk's net sales were from products manufactured in China.

EMPLOYEES
At December 31, 2000, Cyrk had approximately 1,306 full-time employees. Cyrk's work force is not unionized and Cyrk believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

In August 2000, Cyrk relocated its principal executive and certain sales and administrative offices from its Gloucester, Massachusetts facilities to offices in Wakefield, Massachusetts. At December 31, 2000, Cyrk occupied approximately 47,900 square feet under a lease with an unrelated party that expires in March 2005 and has an annual base rent of approximately $623,000. Pursuant to a six month transition services agreement arising out of the February 2001 CPG sale, Cyrk is subletting a portion of the Wakefield property to the buyer.

Cyrk also leases approximately 120,000 square feet of warehouse space in Danvers, Massachusetts under the terms of a lease which expires in December 2011 and has an annual base rent of approximately $460,000. Cyrk uses the warehouse for inventory storage and to perform fulfillment services for certain of its customers. This facility is owned by a trust of which Patrick D. Brady, Cyrk's Co-Chief Executive Officer and Co-President, is both a trustee and beneficiary. As a result of the CPG sale in February 2001, the buyer became the primary obligor under this lease, however, Cyrk remains liable under this lease to the extent that the buyer does not perform any of its obligations under the lease.

Related to its Simon operations, Cyrk leases an aggregate of approximately 136,000 square feet of office space in Los Angeles, Chicago and Atlanta pursuant to leases which expire in January 2002 through December 2010. The annual base rent of these leases is approximately $2,689,000.

At December 31, 2000, Tonkin leased approximately 132,000 square feet of warehouse, production and office space in Monroe, Washington attributable to its Tonkin operations pursuant to a lease which expires in September 2007. The annual base rent of this lease is approximately $623,000. Additionally, Cyrk Acquisition Corp. leased approximately 20,800 square feet of warehouse and office space in Norwood, Massachusetts which is used for certain of its advertising specialty operations, pursuant to a lease which expires in July 2001. As a result of the CPG sale in February 2001, these leases were assumed by the buyer.

Cyrk also leases approximately 12,000 square feet of office space in New York City, pursuant to a lease which expires in July 2001.

In addition to its domestic lease facilities, Cyrk leases a total of approximately 60,500 square feet of European office and warehouse space in Frankfurt, London, Munich and Paris, and, leases an aggregate of approximately 52,600 square feet of Asian office and warehouse space in Hong Kong, Korea, Taiwan and Tokyo under leases which expire in April 2001 through December 2007.

For a summary of Cyrk's minimum rental commitments under all noncancelable operating leases as of December 31, 2000, see notes to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

                      EXECUTIVE OFFICERS OF THE REGISTRANT


The following are the names, ages, positions with Cyrk and a brief description of the business experience during the last five years of the executive officers of Cyrk, all of whom serve until they resign or are removed from such offices by the Board of Directors:



PATRICK D. BRADY (45):              Co-Chief Executive Officer and Co-President.  Mr. Brady is a founder of Cyrk and has served as one of its directors since its incorporation in 1990.  Mr. Brady served as the Treasurer of
                                    Cyrk from May 1990 until May 1993, and has also served as Cyrk's Chief Operating Officer from
                                    May 1993 until November 1999 and its Chief Financial Officer from May 1993 to September 1994.
                                    Mr. Brady was elected President in May 1993 and Chief Executive Officer in December 1998.  In
                                    November 1999, he was elected Co-Chief Executive Officer and Co-President.

ALLAN I. BROWN (60):                Co-Chief Executive Officer and Co-President.  Mr. Brown has been the Chief Executive Officer of our Simon Marketing, Inc. subsidiary since 1975.  In November 1999, he was elected Co-Chief
                                    Executive Officer and Co-President and to Cyrk's Board of Directors

TED L. AXELROD (45):                Executive Vice President.  Mr. Axelrod joined Cyrk in July 1995 to direct Cyrk's corporate strategy and development efforts.  He was elected an Executive Vice President of Cyrk in
                                    September 1997.  From August 1987 to July 1995, he held various positions including Managing
                                    Director and Head of Mergers and Acquisitions of BNY Associates, Incorporated, an investment banking subsidiary of The Bank of New York Company, Inc. (formerly BNE Associates, Inc., a subsidiary of The Bank of New England, N.A.).

DOMINIC F. MAMMOLA (45):            Executive Vice President and Chief Financial Officer. Mr. Mammola was elected an Executive Vice
                                    President of Cyrk in September 1997. He has served as Vice President and Chief Financial
                                    Officer of Cyrk since September 1994.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's stock is traded on The Nasdaq Stock Market under the symbol CYRK. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported by The Nasdaq Stock Market's National Market.

                                       2000                                      1999
                             High                    Low              High                     Low
                             ----                    ---              ----                     ---

First Quarter              $13.63                    $7.00             $8.00                    $5.38
Second Quarter               9.31                     4.31              6.88                     6.00
Third Quarter                7.50                     2.94              5.88                     4.63
Fourth Quarter               4.47                     1.81             12.00                     6.44

As of February 28, 2001, the Company had approximately 330 holders of record (representing approximately 5,500 beneficial owners) of its common stock. The last reported sale price of the Company's common stock on February 28, 2001 was $2.91.

The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992, and none are contemplated in the foreseeable future (other than the dividends required to be paid by the Company pursuant to the terms of its redeemable preferred stock - see notes to consolidated financial statements) as the Company currently intends to retain its earnings to finance future growth. In addition, the Company's ability to pay cash dividends is limited pursuant to the terms of its credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA.


SELECTED INCOME                                    For the Years Ended December 31,
STATEMENT DATA:                  2000               1999              1998              1997(4)          1996
                                 ----               ----              ----              ----             ----
                                                (In thousands, except per share data)
Net sales                        $768,450           $988,844         $757,853         $558,623         $250,901
Net income (loss)                 (69,715)(1)         11,136(2)        (3,016)(3)        3,236              438
Earnings (loss) per
  common share - basic              (4.43)(1)           0.70(2)         (0.20)(3)         0.26             0.04
Earnings (loss) per
  common share - diluted            (4.43)(1)           0.67(2)         (0.20)(3)         0.25             0.04


SELECTED BALANCE                                                 December 31,
SHEET DATA:                      2000               1999              1998              1997             1996
                                 ----               ----              ----              ----             ----
                                                               (In thousands)
Working capital                  $ 60,371           $110,823         $ 87,517         $ 61,314         $100,565
Total assets                      252,435            369,148          337,341          313,845          190,239
Long-term obligations               6,587              9,156           12,099            9,611               --
Redeemable preferred
  stock                            25,500             25,000               --               --               --
Stockholders' equity              116,176            186,077          177,655          160,353          124,347

(1) Includes $50,103 of pre-tax loss on sale of business and $6,395 of pre-tax restructuring and nonrecurring charges. See notes to consolidated financial statements.

(2) Includes $1,675 of pre-tax nonrecurring charges. See notes to consolidated financial statements.

(3) Includes $15,288 of pre-tax restructuring and nonrecurring charges. See notes to consolidated financial statements.

(4) Includes the results of operations of acquired companies from the acquisition dates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to the Company's second quarter 2000 Report on Form 10-Q which is incorporated herein by reference.

GENERAL

The Company is a full-service promotional marketing company, specializing in the design and development of high-impact promotional products and programs. The majority of the Company's revenue is derived from the sale of products to consumer product companies seeking to promote their brand and build customer loyalty as well as products sold to consumers under certain license agreements.

The Company's business is heavily concentrated with McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"). Net sales to McDonald's and Philip Morris accounted for 65% and 9%, 61% and 9% and 57% and 11% of total net sales in 2000, 1999 and 1998, respectively.

The Company's business with McDonald's and Philip Morris (as well as other promotional customers) is based upon purchase orders placed from time to time during the course of promotions. Except for a two year agreement with McDonald's in Europe which expires in December 2001 and guarantees certain minimum order quantities, there are no written agreements which commit McDonald's or Philip Morris to make a certain level of purchases. The actual level of purchases depends on a number of factors, including the duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter. The Company expects that a significant percentage of its net sales in 2001 will be to McDonald's.

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

In September 1999, the Company agreed with McDonald's that the Company would no longer provide administrative services in connection with McDonald's promotional programs in Europe effective January 1, 2000. The fees for these services have historically not been material to the overall results of operations. This action had an adverse impact of approximately $150 million to the Company's sales levels for 2000. However, because the agreement with McDonald's related to these services did not provide for significant gross margin on associated sales, the Company believes that the absence of these sales did not have a material adverse effect on the Company's profitability.

In December 1997, the Company entered into a license agreement ("the Agreement") with Ty Inc. ("Ty") which granted the Company the exclusive right to develop and market licensed Beanie Babies products in connection with the Beanie Babies Official Club, a consumer membership kit. In May 1999, the parties mutually agreed to modify the Agreement and to enter into a new arrangement in which the Company's rights in connection with the Beanie Babies Official Club became non-exclusive in order to enable Ty to market and distribute Beanie Babies products in connection with the Club and in cooperation with the Company commencing in July 1999. Under this arrangement, which extended through the end of 1999, the Company provided creative and sourcing services for Ty in collaboration with Ty. In 1999, the Company's seasonal pattern of sales and earnings, including a loss in the first quarter, and significant revenues and profitability in the second half of the year, was primarily attributed to the sale of Ty Beanie Babies product. Sales of Beanie Babies related products accounted for 1%, 11% and 7% of total net sales in 2000, 1999 and 1998, respectively.

Effective January 1, 2000, the Company became a strategic marketing agent for Ty and provides Ty with product and advisory, design, development and/or creative services on a project by project basis. Given the nature and the timing of this arrangement, the Company's future revenues and earnings associated with the Ty relationship are difficult to predict. The Company expects that sales of Ty related products will be minimal in 2001.

At December 31, 2000, the Company had written purchase orders for $236.9 million as compared to $312.1 million at December 31, 1999. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

SALE OF BUSINESS

Pursuant to its decision in December 2000, the Company sold its Corporate Promotions Group ("CPG") business on February 15, 2001 to Cyrk Holdings, Inc., formerly known as Rockridge Partners, Inc. ("Rockridge"), an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14.0 million, which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Rockridge, with the balance being paid in cash. The 2000 financial statements reflect this transaction and include a pre-tax charge of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which is associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $49.0 million or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146.8 million, or 19% of consolidated Company revenues.

CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of Cyrk's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Rockridge purchased from the Company (i) all of the outstanding capital stock of MI and Tonkin, each a wholly-owned subsidiary of the Company, (ii) other certain assets of the Company, including those assets of Cyrk's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property and assumed liabilities of CPG as specified in the Purchase Agreement. Additionally, pursuant to the Purchase Agreement, Cyrk agreed to transfer its name to the buyer upon obtaining all necessary customer, stockholder and stock exchange approvals to change its name. Until such approvals are obtained, the Company will provide the buyer with a non-exclusive, worldwide, royalty-free license to use the name "Cyrk" and any other derivation thereof solely in connection with the Cyrk CPG business. Rockridge extended employment offers to certain former Cyrk employees who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Rockridge and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

The sale of CPG effectively terminates the restructuring effort announced by the Company in May 2000 with respect to the CPG business. See notes to consolidated financial statements.

For additional information related to this transaction, reference is made to the Company's Report on Form 8-K dated February 15, 2001.

2000 CORPORATE RESTRUCTURING

On May 11, 2000, the Company announced that, pursuant to a plan approved by its Board of Directors, it was integrating and streamlining its traditional promotional product divisions, Corporate Promotions Group and Custom Product & Licensing, into one product-focused business unit. As a result of this action, the Company recorded a 2000 pre-tax charge to operations of approximately $5.7 million principally for involuntary termination costs, asset write-downs and the settlement of lease obligations. See notes to consolidated financial statements.

EQUITY INVESTMENT

In November 1999, The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25 million in the Company in exchange for convertible preferred stock and a warrant to purchase an additional $15 million of convertible preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders held on November 10, 1999, Yucaipa, through an affiliate, purchased 25,000 shares of a new series of Company convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and received a warrant to purchase an additional 15,000 shares of a new series of Company convertible preferred stock (initially convertible into 1,666,666 shares of Company common stock). The net proceeds ($20.6 million) from this transaction are being used for general corporate purposes.

As of December 31, 2000, assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 16% of the then outstanding common shares. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Yucaipa would own a total of approximately 23% of the then outstanding common shares making it the Company's largest shareholder.

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

OUTLOOK

The Company believes that the February 2001 sale of the CPG business enables it to proceed with a more rationalized, cost-efficient business model. The Company is currently evaluating its remaining businesses with the objective of restoring consistent profitability. The Company intends to initiate further restructuring action during the first half of 2001. The Company's ability to achieve its financial objective is subject to risks including, without limitation, all the risk factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to the Company's second quarter 2000 Report on Form 10-Q which is incorporated herein by reference.

RESULTS OF OPERATIONS

2000 Compared to 1999
Net sales decreased $220.4 million, or 22%, to $768.4 million in 2000 from $988.8 million in 1999. The decrease in net sales was primarily attributable to a decrease in revenues associated with McDonald's and Beanie Babies related product sales in 2000.

Gross profit decreased $28.3 million, or 16%, to $144.0 million in 2000 from $172.3 million in 1999. As a percentage of net sales, gross profit increased to 18.7% in 2000 from 17.4% in 1999. The increase in the gross margin percentage was due principally to a more favorable sales mix in which sales volume associated with certain promotional programs that have gross margin limitations were less than the levels of a year ago.

Selling, general and administrative expenses totaled $162.2 million in 2000 as compared to $155.0 million in 1999. As a percentage of net sales, selling, general and administrative costs totaled 21.1% as compared to 15.7% in 1999. The Company's increased spending was due principally to an increase in client service costs and a $1.2 million charge for a contingent payment of cash and stock which was associated with the acquisition of a previously acquired company.

In connection with its May 2000 announcement to restructure its promotional product divisions, the Company recorded a nonrecurring pre-tax restructuring charge of $5.7 million (including the $1.7 million inventory write-down charged against gross profit) attributable to employee termination costs, asset write-downs and lease cancellations costs. See notes to consolidated financial statements.

The Company also recorded a nonrecurring pre-tax charge to operations of $.7 million in 2000 associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer. See notes to consolidated financial statements. The Company recorded a 1999 nonrecurring pre-tax charge to operations of $1.7 million associated with the settlement of previously issued incentive stock options in a subsidiary which were issued to principals of a previously acquired company. The settlement was reached to facilitate the integration of the acquired company into other operations within the Company's CPG division.

Other expense in 2000 includes a $4.5 million charge related to an other-than-temporary investment impairment associated with its venture portfolio which was partially offset by a $3.2 million gain realized on the sale of an investment. See notes to consolidated financial statements. Other income of $2.8 million in 1999 represents a gain realized on the sale of an investment.

In connection with the February 2001 sale of its CPG business, the Company recognized a 2000 pre-tax loss of $50.1 million, $22.7 million of which is associated with the write-off of goodwill attributable to CPG. See notes to consolidated financial statements.

For an analysis of the change in the effective tax rates from 1998 to 2000 and a discussion of the valuation allowance recorded by the Company, see notes to consolidated financial statements.

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

As a percentage of net sales, selling, general and administrative expenses totaled 15.7% in 1999 as compared to 17.9% in 1998. Selling, general and administrative expenses totaled $155.0 million in 1999 as compared to $135.5 million in 1998. The Company's increased spending was attributable to an increase in the commissions paid to field sales representatives associated with sales increases generated from the Company's premium incentives and licensed product businesses, as well as to increased client management and support costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2000 was $60.4 million compared to $110.8 million at December 31, 1999. Net cash used in operating activities during 2000 was $11.8 million, due principally to a net loss of $69.7 million and a $34.9 million decrease in accrued expenses, which were partially offset by the loss on sale of business of $47.9 million, a $20.1 million decrease in inventories, a $10.7 million decrease in accounts receivable and $9.6 million of depreciation and amortization. Net cash provided by operating activities during 1999 was $31.1 million, due principally to net income and depreciation and amortization of $20.1 million and an increase in accrued expenses of $15.7 million.

Net cash used in investing activities in 2000 was $13.9 million, which was primarily attributable to $12.8 million of purchases of property and equipment. In 1999, net cash used in investing activities was $16.9 million, which was primarily attributable to $12.5 million in investments made by the Company and $5.5 million of purchases of property and equipment.

The Company entered into a lease arrangement in December 1999 to relocate its corporate offices from Gloucester, Massachusetts to Wakefield, Massachusetts in August 2000. The Company expended approximately $3.5 million to construct and furnish this move.

Net cash used in financing activities in 2000 was $5.9 million which was primarily attributable to $5.9 million of repayments of short-term borrowings and long-term obligations. In 1999, net cash provided by financing activities was $10.1 million which was primarily attributable to $20.6 million of net proceeds received from an equity investment in the Company (see notes to consolidated financial statements) which was partially offset by $8.0 million of repayments of short-term borrowings.

In February 2001, the Company sold its CPG business for approximately $14.0 million, which included approximately $3.7 million of Company debt that was assumed by the buyer. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note, with the balance being paid in cash. See notes to consolidated financial statements.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common and preferred stock, bank borrowings and capital equipment leases.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in May 2001. In December 2000, the Company secured a new facility with a lender for its primary domestic line of credit. Pursuant to the provisions of its primary domestic line of credit, the Company had commitments for letter of credit and other borrowings as of December 31, 2000 of up to an aggregate amount of $35.0 million for the purpose of financing the importation of various products from Asia, for issuing standby letters of credit and for working capital purposes. In February 2001, the facility agreement was amended through May 15, 2001 as a result of the sale of the Company's CPG business. See notes to consolidated financial statements. Under the amended agreement, the

Company has commitments for letters of credit and other borrowings to May 15, 2001 of up to an aggregate amount of $16.2 million. As a result of the CPG sale, the Company is assessing its overall management and organizational structure and in conjunction with that assessment, is reassessing its financing strategy prior to the expiration of its primary domestic facility. As of December 31, 2000, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $61.0 million, of which $5.5 million of short-term borrowings and $11.6 million in letters of credit were outstanding. In addition, bank guarantees totaling $.3 million were outstanding at December 31, 2000. Borrowings under these facilities are collateralized by all assets of the Company.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the first half of 2001. The Company intends to initiate further restructuring action during the first half of 2001 and, subject to such final plan, expects to incur significant restructuring charges that may adversely impact the Company's cash position. The Company's ability to generate internal cash flow is highly dependent upon its continued relationships with McDonald's and Philip Morris. Any material adverse change from the Company's revenues and related contribution from McDonald's and Philip Morris could adversely affect the Company's cash position and capital availability. The Company's ability to renew its credit facilities is subject to finalizing its management and organizational plan and is further subject to acceptance and approval of such plan by the Company's lenders.

In July 2000, the Company announced that it had retained an investment banker to explore strategic alternatives. The objective of seeking strategic alternatives is to maximize shareholder value including, without limitation, by examining ways to enhance the Company's ability to generate more consistent revenue and earnings growth. Pursuant to its decision in December 2000, the Company sold its CPG business in February 2001. See notes to consolidated financial statements. As of December 31, 2000, the investment banker was exploring further strategic alternatives. The Company has not made a decision as to any additional specific alternatives and there can be no assurance that any additional transactions will result from this process.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Accountants                                                                                 23
Consolidated Balance Sheets as of December 31, 2000 and 1999                                                      24
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                        25
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999
     and 1998                                                                                                     26
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                        27
Notes to Consolidated Financial Statements                                                                      28-40

Schedule II:  Valuation and Qualifying Accounts                                                                   41



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding the Company's directors is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2001 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I hereof, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2001 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2001 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2001 Annual Meeting of Stockholders under the sections captioned "Certain Relationships and Related Transactions" and "Indebtedness of Management" and is incorporated herein by reference thereto.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)    DOCUMENTS FILED AS PART OF THIS REPORT.

              1.    FINANCIAL STATEMENTS:

                    Consolidated Balance Sheets as of December 31, 2000 and 1999

                    Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

                    Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                    Notes to Consolidated Financial Statements

              2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998:

                    Schedule II:      Valuation and Qualifying Accounts.

                    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

              3.    EXHIBITS

 EXHIBIT NO.              DESCRIPTION
 -----------              -----------
           2.1  (10)      Securities Purchase Agreement dated September 1, 1999,  between the Registrant and Overseas Toys, L.P.
           2.2  (15)      Purchase Agreement between Cyrk, Inc. and Rockridge Partners, Inc., dated January 20, 2001 as amended by
                          Amendment No. 1 to the Purchase Agreement, dated February 15, 2001
           3.1  (4)       Restated Certificate of Incorporation of the Registrant
           3.2  (2)       Amended and Restated By-laws of the Registrant
           3.3  (12)      Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock
           4.1  (2)       Specimen certificate representing Common Stock
          10.1  (3)(11)   1993 Employee Stock Purchase Plan, as amended
          10.2  (3)(4)    1993 Omnibus Stock Plan, as amended
          10.3   (1)      Tax Allocation and Indemnity Agreement dated July 6, 1993, among Cyrk, Inc., the Registrant, Gregory P.
                          Shlopak and Patrick D. Brady
          10.4  (3)(5)    Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and
                          Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P.
                          Shlopak and Patrick D. Brady, Trustee, entitled "The Shlopak Family 1994 Irrevocable Insurance Trust"
        10.4.1  (3)(5)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
          10.5  (3)(5)    Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P. Shlopak and Patrick D.
                          Brady, Trustee, entitled "The Gregory P. Shlopak 1994 Irrevocable Insurance Trust"
        10.5.1 (3)(5)     Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
          10.6 (3)(5)     Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Walter E.
                          Moxham, Jr. as Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and
                          Walter E. Moxham, Jr., Trustee, entitled "The Patrick D. Brady 1994 Irrevocable Insurance Trust"
        10.6.1  (3)(5)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
          10.7  (3)(6)    1997 Acquisition Stock Plan
          10.8  (7)       Securities Purchase Agreement dated February 12, 1998 by and between Cyrk, Inc. and Ty Warner
          10.9  (8)       Severance Agreement between Cyrk, Inc. and Gregory P. Shlopak
         10.10  (3)(9)    Severance Agreement between Cyrk, Inc. and Ted L. Axelrod dated November 20, 1998
         10.11  (3)(9)    Severance Agreement between Cyrk, Inc. and Dominic F. Mammola dated November 20, 1998
       10.11.1  (3)(9)    Amendment No. 1 to Severance Agreement between Cyrk, Inc. and Dominic F. Mammola dated March 29, 1999
         10.12  (12)      Registration Rights Agreement between Cyrk, Inc. and Overseas Toys, L.P.
         10.13  (12)      Management Agreement between Cyrk, Inc. and The Yucaipa Companies
         10.14  (3)(10)   Employment Agreement between Cyrk, Inc. and Allan Brown, dated September 1, 1999
         10.15  (3)(10)   Employment Agreement between Cyrk, Inc. and Patrick Brady, dated September 1, 1999
         10.16  (12)      Lease agreement dated as of July 29, 1999, between TIAA Realty, Inc. and Cyrk, Inc.
         10.17  (3)(12)   Life Insurance Agreement dated as of September 29, 1997 by and between Simon Marketing, Inc. and Frederic
                          N. Gaines, Trustee of the Allan I. Brown Insurance Trust, under Declaration of Trust dated September 29,
                          1997
         10.18  (3)(14)   Promissory Note and Pledge Agreement by Allan  Brown in favor of Cyrk, Inc., dated July 10, 2000
         10.19  (3)       Promissory Note and Pledge Agreement by Allan Brown in favor of Cyrk, Inc., dated October 18, 2000, filed herewith
         10.20  (15)      Subordinated Promissory Note by Rockridge Partners, Inc. in favor of Cyrk, Inc., dated February 15, 2001
         10.21            Amended and Restated Loan and Security Agreement by and among, Cyrk, Inc., Foothill Capital Corporation and the other signatories thereto, dated as of February 15, 2001, filed herewith
          21.1            List of Subsidiaries, filed herewith
          23.1            Consent of PricewaterhouseCoopers LLP - Independent Accountants, filed herewith

          99.1  (13)      Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
                          Litigation Reform Act of 1995
          99.2  (3)(10)   Termination Agreement among Cyrk, Inc., Patrick Brady, Allan Brown, Gregory Shlopak, Eric Stanton, and
                          Eric Stanton Self-Declaration of Revocable Trust

--------

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

(10) Filed as an exhibit to the Registrant's Report on Form 8-K dated September 1, 1999 and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated February 1, 2000 and incorporated herein by reference.

(12) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(13) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated June 30, 2000 and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 2000 and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's Report on Form 8-K dated February 15, 2001 and incorporated herein by reference.

             (b)   REPORTS ON FORM 8-K.

                   No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CYRK, INC.



Date:  March 29, 2001                 By:   /s/Dominic F. Mammola
                                            ------------------------
                                            Dominic F. Mammola
                                            Executive Vice President and Chief
                                            Financial Officer (principal
                                            financial and accounting officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald W. Burkle                     Chairman                                        March 29, 2001
-------------------
RONALD W. BURKLE



/s/Patrick D. Brady                     Co-Chief Executive Officer                      March 29, 2001
-------------------
PATRICK D. BRADY                        Co-President
                                        (Co-principal executive officer)


/s/Allan I. Brown                       Co-Chief Executive Officer                      March 29, 2001
-----------------
ALLAN I. BROWN                          Co-President
                                        (Co-principal executive officer)


/s/Joseph W. Bartlett                   Director                                        March 29, 2001
---------------------
JOSEPH W. BARTLETT


/s/J. Anthony Kouba                     Director                                        March 29, 2001
-------------------
J. ANTHONY KOUBA


/s/George G. Golleher                   Director                                        March 29, 2001
---------------------
GEORGE G. GOLLEHER


/s/Erika Paulson                        Director                                        March 29, 2001
---------------------
ERIKA PAULSON

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
   Stockholders of Cyrk, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cyrk, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.




                                                      PricewaterhouseCoopers LLP

Boston, Massachusetts
February 15, 2001

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         2000             1999
                                                                                       ---------        ---------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                            $  68,162        $  99,698
  Investment                                                                               7,969            2,423
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $2,074
     at December 31, 2000 and $4,243 at December 31, 1999                                 48,877           91,782
   Officers, stockholders and related parties                                              4,340            3,121
  Inventories                                                                             10,175           45,193
  Prepaid expenses and other current assets                                                5,120            7,056
  Deferred and refundable income taxes                                                    11,537           10,465
  Net assets held for sale                                                                 8,363               --
                                                                                       ---------        ---------
       Total current assets                                                              164,543          259,738
Property and equipment, net                                                               12,510           13,140
Excess of cost over net assets acquired, net                                              48,033           73,961
Investments                                                                               12,500           12,500
Deferred income taxes                                                                      4,734            1,778
Other assets                                                                               7,815            8,031
Net assets held for sale                                                                   2,300               --
                                                                                       ---------        ---------
                                                                                       $ 252,435        $ 369,148
                                                                                       =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                                $   5,523        $   8,888
  Accounts payable:
   Trade                                                                                  36,035           41,795
   Affiliates                                                                                281              141
  Accrued expenses and other current liabilities                                          53,265           97,137
  Investment payable                                                                       7,875               --
  Deferred income taxes                                                                       --              954
  Accrued restructuring expenses                                                           1,193               --
                                                                                       ---------        ---------
       Total current liabilities                                                         104,172          148,915
Long-term obligations                                                                      6,587            9,156
                                                                                       ---------        ---------
       Total liabilities                                                                 110,759          158,071
                                                                                       ---------        ---------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 25,500 shares issued and outstanding at December 31, 2000 and 25,000 shares issued and outstanding at
  December 31, 1999, stated at redemption value of $1,000 per share                       25,500           25,000

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,500 Series A1 shares issued at December 31, 2000 and 25,000 Series A1 shares issued at
     December 31, 1999                                                                        --               --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     16,059,130 shares issued and outstanding at December 31, 2000 and
     15,740,850 shares issued and outstanding at December 31, 1999                           161              157
  Additional paid-in capital                                                             138,978          137,035
  Retained (deficit) earnings                                                            (22,128)          48,587
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                                            94            1,336
     Cumulative translation adjustment                                                      (929)          (1,038)
                                                                                       ---------        ---------
       Total stockholders' equity                                                        116,176          186,077
                                                                                       ---------        ---------

                                                                                       $ 252,435        $ 369,148
                                                                                       =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            2000             1999             1998
                                                         ---------        ---------        ---------
Net sales                                                $ 768,450        $ 988,844        $ 757,853
Cost of sales:
  Related parties                                               --               --            9,211
  Other                                                    622,730          816,507          610,758
Write-down of inventory in connection
  with restructuring                                         1,695               --               --
                                                         ---------        ---------        ---------
                                                           624,425          816,507          619,969
                                                         ---------        ---------        ---------
Gross profit                                               144,025          172,337          137,884
                                                         ---------        ---------        ---------
Selling, general and administrative expenses:
  Goodwill amortization                                      3,547            3,568            3,324
  Related parties                                            1,265            1,002            1,264
  Other                                                    157,429          150,425          130,863
Restructuring and other nonrecurring charges                 4,700            1,675           15,288
                                                         ---------        ---------        ---------
                                                           166,941          156,670          150,739
                                                         ---------        ---------        ---------
Operating income (loss)                                    (22,916)          15,667          (12,855)
Interest income                                             (4,269)          (3,232)          (3,569)
Interest expense                                             1,315            2,115            2,579
Equity in loss of affiliates                                    --               --              418
Other (income) expense                                       1,255           (2,752)          (7,100)
Loss on sale of business                                    27,387               --               --
Write-off of goodwill attributable to
  business sold                                             22,716               --               --
                                                         ---------        ---------        ---------
Income (loss) before income taxes                          (71,320)          19,536           (5,183)
Income tax provision (benefit)                              (1,605)           8,400           (2,167)
                                                         ---------        ---------        ---------
Net income (loss)                                          (69,715)          11,136           (3,016)
Preferred stock dividends                                    1,000              142               --
                                                         ---------        ---------        ---------
Net income (loss) available to common stockholders       $ (70,715)       $  10,994        $  (3,016)
                                                         =========        =========        =========

Earnings (loss) per common share - basic                 $   (4.43)       $    0.70        $   (0.20)
                                                         =========        =========        =========

Earnings (loss) per common share - diluted               $   (4.43)       $    0.67        $   (0.20)
                                                         =========        =========        =========

Weighted average shares outstanding - basic                 15,972           15,624           14,962
                                                         =========        =========        =========

Weighted average shares outstanding - diluted               15,972           16,631           14,962
                                                         =========        =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                        Accumulated
                                                 Common        Additional  Retained                        Other          Total
                                                 Stock           Paid-in   (Deficit)  Comprehensive    Comprehensive   Stockholders'
                                            ($.01 Par Value)     Capital   Earnings   Income (Loss)    Income (Loss)      Equity
                                             --------------   ------------ ---------  -------------    -------------   -------------
Balance, December 31, 1997                       $  137        $ 119,840   $ 40,609                       $ (233)        $ 160,353
Comprehensive loss:
  Net loss                                                                   (3,016)     $(3,016)                           (3,016)
                                                                                        --------
  Other comprehensive income (loss),
    net of income taxes:
    Net unrealized gains on
      available-for-sale securities                                                        1,442                             1,442
    Translation adjustment                                                                   (86)                              (86)
                                                                                        --------
  Other comprehensive income                                                               1,356           1,356
                                                                                        --------
Comprehensive loss                                                                       $(1,660)
                                                                                        ========
Issuance of shares under employee
 stock option and stock purchase
 plans, net of tax benefit                            2            1,609                                                     1,611
Issuance of shares for businesses
 acquired                                             6            7,345                                                     7,351
Issuance of shares for private
 placement                                           10            9,990                                                    10,000
                                                 ------        ---------   --------                       ------         ---------
Balance, December 31, 1998                          155          138,784     37,593                        1,123           177,655
Comprehensive income:
  Net income                                                                 11,136     $ 11,136                            11,136
                                                                                        --------
  Other comprehensive loss, net of
    income taxes:
    Net unrealized loss on
      available-for-sale securities                                                         (106)                             (106)
    Translation adjustment                                                                  (719)                             (719)
                                                                                        --------
  Other comprehensive loss                                                                  (825)           (825)
                                                                                        --------
Comprehensive income                                                                    $ 10,311
                                                                                        ========
Dividends on preferred stock                                                   (142)                                          (142)
Stock compensation                                                   775                                                       775
Mandatorily redeemable preferred
 stock issuance costs                                             (4,447)                                                   (4,447)
Issuance of shares under employee
 stock option and stock purchase
 plans                                                1              512                                                       513
Issuance of shares for businesses
 acquired                                             1            1,411                                                     1,412
                                                 ------        ---------   --------                       ------         ---------
Balance, December 31, 1999                          157          137,035     48,587                          298           186,077
Comprehensive loss:
  Net loss                                                                  (69,715)    $(69,715)                          (69,715)
                                                                                        --------
  Other comprehensive loss, net of
    income taxes:
    Net unrealized loss on
      available-for-sale securities                                                       (1,242)                           (1,242)
    Translation adjustment                                                                   109                               109
                                                                                        --------
  Other comprehensive loss                                                                (1,133)         (1,133)
                                                                                        --------
Comprehensive loss                                                                      $(70,848)
                                                                                        ========
Dividends on preferred stock                                                 (1,000)                                        (1,000)
Issuance of shares under employee
 stock option and stock purchase plans                2              533                                                       535
Issuance of shares for businesses
 acquired                                             2            1,410                                                     1,412
                                                 ------        ---------   --------                       ------         ---------
Balance, December 31, 2000                       $  161        $ 138,978   $(22,128)                      $ (835)        $ 116,176
                                                 ======        =========   ========                       ======         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                         2000            1999            1998
                                                                                       --------        --------        --------
Cash flows from operating activities:
   Net income (loss)                                                                   $(69,715)       $ 11,136        $ (3,016)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                                     9,625           8,988           8,988
        Write-down of leasehold improvements                                                 --              --           1,143
        (Gain) loss on sale of property and equipment                                       103             130            (244)
        Realized gain on sale of investments                                             (3,245)         (2,752)         (7,100)
        Provision for doubtful accounts                                                   3,423           2,578           1,485
        Loss on sale of business                                                         47,876              --              --
        Deferred income taxes                                                               389           2,575           1,286
        Charge for impaired investments                                                   4,500              --              --
        Issuance of common stock related to acquisition agreement                           575              --              --
        Equity in loss of affiliates                                                         --              --             418
        Tax benefit from stock option plans                                                  --              --              56
        Non-cash restructuring charges                                                      684             854           8,555
        Stock compensation                                                                   --             775              --
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                                          10,731         (10,033)          6,382
            Inventories                                                                  20,132           5,161          (6,050)
            Prepaid expenses and other current assets                                      (105)            161           3,417
            Refundable income taxes                                                      (4,417)             --          (1,232)
            Accounts payable                                                              2,483          (4,199)        (11,925)
            Accrued expenses and other current liabilities                              (34,868)         15,738          16,263
                                                                                       --------        --------        --------
Net cash provided by (used in) operating activities                                     (11,829)         31,112          18,426
                                                                                       --------        --------        --------
Cash flows from investing activities:
   Purchase of property and equipment                                                   (12,828)         (5,461)         (5,254)
   Proceeds from sale of property and equipment                                             277              45             928
   Repayments from affiliates, net                                                           --              --           1,556
   Purchase of investments                                                               (4,500)        (12,500)             --
   Proceeds from sale of investments                                                      3,378           3,086          10,759
   Additional consideration related to acquisitions                                          --            (730)         (1,624)
   Other, net                                                                              (202)         (1,375)         (1,038)
                                                                                       --------        --------        --------
Net cash provided by (used in) investing activities                                     (13,875)        (16,935)          5,327
                                                                                       --------        --------        --------
Cash flows from financing activities:
   Repayments of short-term borrowings, net                                              (3,346)         (8,041)         (3,897)
   Proceeds from (repayments of) long-term obligations                                   (2,569)         (2,943)          1,888
   Proceeds from issuance of preferred stock, net                                            --          20,553              --
   Proceeds from issuance of common stock                                                   534             513          11,554
   Dividends paid                                                                          (500)             --              --
                                                                                       --------        --------        --------
Net cash provided by (used in) financing activities                                      (5,881)         10,082           9,545
                                                                                       --------        --------        --------
Effect of exchange rate changes on cash                                                      49            (380)              8
                                                                                       --------        --------        --------

Net increase (decrease) in cash and cash equivalents                                    (31,536)         23,879          33,306
Cash and cash equivalents, beginning of year                                             99,698          75,819          42,513
                                                                                       --------        --------        --------
Cash and cash equivalents, end of year                                                 $ 68,162        $ 99,698        $ 75,819
                                                                                       ========        ========        ========


Supplemental disclosure of cash flow information:

Cash paid during the year for:
   Interest                                                                            $  1,167        $  1,981        $  2,301
                                                                                       ========        ========        ========
   Income taxes                                                                        $  5,262        $  6,026        $  2,863
                                                                                       ========        ========        ========
Supplemental non-cash investing activities:
   Issuance of additional stock related to acquisitions                                $  1,413        $  1,412        $  7,351
                                                                                       ========        ========        ========
   Dividends paid in kind on mandatorily redeemable preferred stock                    $    500        $     --        $     --
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

Excess of Cost Over Net Assets Acquired, Net

The excess of cost over the net assets acquired ("goodwill") is being amortized on a straight-line basis over a period of thirty years. Accumulated amortization amounted to $6,788 at December 31, 2000 and $8,694 at December 31, 1999. (See
Note 3.)

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

3. Sale of Business

Pursuant to its decision in December 2000, the Company sold its Corporate Promotions Group ("CPG") business on February 15, 2001 to Cyrk Holdings, Inc., formerly known as Rockridge Partners, Inc. ("Rockridge"), an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14,000, which included the assumption of approximately $3,700 of Company debt. $2,300 of the purchase price was paid with a 10% per annum five-year subordinated note from Rockridge, with the balance being paid in cash. The 2000 financial statements reflect this transaction and include a pre-tax charge of $50,103 due to the loss on the sale of the CPG business, $22,716 of which is associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $48,975 or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146,773, or 19% of consolidated Company revenues.

CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of Cyrk's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Rockridge purchased from the Company (i) all of the outstanding capital stock of MI and Tonkin, each a wholly-owned subsidiary of the Company, (ii) other certain assets of the Company, including those assets of Cyrk's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property and assumed liabilities of CPG as specified in the Purchase Agreement. Additionally, pursuant to the Purchase Agreement, Cyrk agreed to transfer its name to the buyer upon obtaining all necessary customer, stockholder and stock exchange approvals to change its name. Until such approvals are obtained, the Company will provide the buyer with a non-exclusive, worldwide, royalty-free license to use the name "Cyrk" and any other derivation thereof solely in connection with the Cyrk CPG business. Rockridge extended employment offers to certain former Cyrk employees who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Rockridge and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

The sale of CPG effectively terminates the restructuring effort announced by the Company in May 2000 with respect to the CPG business. (See Note 11.)

4.  Inventories

Inventories consist of the following:

                                                                       December 31,
                                                                  2000                1999
                                                                  ----                ----
Raw materials                                                   $   178             $10,181
Work in process                                                   3,099              14,887
Finished goods                                                    6,898              20,125
                                                                -------              ------
                                                                $10,175             $45,193
                                                                =======             =======

5. Property and Equipment

Property and equipment consist of the following:

                                                                       December 31,
                                                                  2000                1999
                                                                  ----                ----
Machinery and equipment                                         $ 8,157             $22,139
Furniture and fixtures                                           12,943               7,209
Leasehold improvements                                            7,445               6,205
                                                                -------             -------
                                                                 28,545              35,553
Less -  accumulated depreciation and amortization               (16,035)            (22,413)
                                                                -------             -------
                                                                $12,510             $13,140
                                                                =======             =======


Depreciation and amortization expense on property and equipment totaled $6,078, $5,420 and $5,664 in 2000, 1999 and 1998, respectively.

6.  Investments

Current
In December 2000, the Company purchased 1,500,000 shares of a marketable security at $5.25 per share. As of December 31, 2000, these shares are stated at fair value of $7,969.

In April 1998, the Company exchanged its then 50% interest (with a net book value of $2,589) in Grant & Partners Limited Partnership ("GPLP"), a Boston-based firm specializing in improving the returns on marketing investments, in return for GPLP's rights, title and interest to 1,150,000 shares of common stock of GPLP's Exchange Applications ("EXAP"), a company specializing in software that helps businesses raise profits by targeting marketing campaigns. In December 1998, EXAP completed its initial public offering and the Company sold 1,000,000 shares of its EXAP holdings and realized a gain on the sale of this stock of $7,100. The Company sold an additional 106,630 and 43,370 shares in 1999 and 2000, respectively, and realized gains on the sales of $2,752 and $3,245, respectively. As of December 31, 1999, the shares of EXAP stock owned by the Company were stated at fair value of $2,423.

Long-term
The Company has made strategic and venture investments in a portfolio of privately-held companies that are being accounted for under the cost method. These investments are in Internet-related companies that are at varying stages of development, including startups, and are intended to provide the Company with expanded Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in the Internet, including their dependency upon the widespread acceptance and use of the Internet as an effective medium for commerce. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these Internet-related companies is subject to the aforementioned risks inherent in Internet business.

Periodically, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its reviews in 2000, the Company has recorded a charge to other expense of $4,500 for an other-than-temporary investment impairment associated with its venture portfolio. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

7.  Borrowings

The Company maintains worldwide credit facilities with several banks. As of December 31, 2000, the facilities provided the Company with approximately $78,090 in total short-term borrowing capacity which consisted of (i) the Company's $35,000 primary domestic line of credit, (ii) an additional $19,000 domestic line of credit and (iii) a foreign line of credit in the amount of $24,090. As of December 31, 2000, the Company had approximately $61,023 available under these bank facilities. The total outstanding short-term borrowings at December 31, 2000 and 1999 were $5,523 and $8,888, respectively.

In December 2000, the Company secured a new facility with a lender for its primary domestic line of credit. Pursuant to the provisions of this line of credit, the Company had commitments for letter of credit and other borrowings as of December 31, 2000 of up to an aggregate amount of $35,000 for the purpose of financing the importation of various products from Asia, for issuing standby letters of credit and for working capital purposes. At December 31, 2000, the Company's borrowing capacity under this facility was $35,000, of which $11,581 in letters of credit were outstanding. The letters of credit expire at various dates through October 2002. Borrowings under the facility bear interest at the lesser of the bank's prime rate plus .5% (10.0% at December 31, 2000) or LIBOR plus 2.25% (8.81% at December 31, 2000), and are collateralized by all of the assets of the Company. The facility contains certain earnings, net worth, equity and capital expenditure covenants. In February 2001, the facility agreement was amended through May 15, 2001 as a result of the sale of the Company's CPG business (see Note 3). Under the amended agreement, the Company has commitments for letter of credit and other borrowings to May 15, 2001 of up to an aggregate amount of $16,228. As a result of the CPG sale, the Company is assessing its overall management and organizational structure and in conjunction with this assessment, is reassessing its financing strategy prior to the expiration of its primary domestic facility.

In addition to the facility described above, there is another domestic credit facility which provides for borrowings of up to an aggregate amount of $19,000 for working capital requirements. This credit facility, which expires in May 2001, bears interest at the bank's prime rate (9.5% at December 31, 2000) or LIBOR plus 2% (8.56% at December 31, 2000). At December 31, 2000, there were no short-term borrowings or letters of credit outstanding under this facility.

The Company has a $24,090 (Deutsche Marks 50,000) working capital line of credit for certain of its European subsidiaries. At December 31, 2000, there were no letters of credit outstanding under this credit facility and no short-term borrowings outstanding. The Company also has bank guarantees in the amounts of $1,792 (British Pounds 1,200) and $293 (Belgian Francs 12,500) to cover future duties and customs in the United Kingdom. Bank guarantees totaling $340 were outstanding at December 31, 2000.

The weighted average interest rate on short-term borrowings was 8.81% and 8.24% at December 31, 2000 and 1999, respectively.

8.  Lease Commitments

The Company leases warehouse, production and administrative facilities and certain machinery and equipment, furniture and fixtures, and motor vehicles under noncancelable operating leases expiring at various dates through December 2010. The approximate minimum rental commitments under all noncancelable leases as of December 31, 2000, adjusted to reflect the February 2001 sale of the CPG business (see Note 3), were as follows:

2001                                                                 $ 6,758
2002                                                                   5,227
2003                                                                   4,845
2004                                                                   4,608
2005                                                                   3,234
Thereafter                                                             8,996
                                                                     -------
Total minimum lease payments                                         $33,668
                                                                     =======

Rental expense for all operating leases was $10,893, $11,286 and $11,719 for the years ended December 31, 2000, 1999 and 1998, respectively. Rent is charged to operations on a straight-line basis for certain leases.

9.  Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                                           For the Years Ended December 31,
                                  2000                   1999                  1998
                                  ----                   ----                  ----
Current:
           Federal               $(4,544)               $3,710               $(2,818)
           State                     465                 1,074                (2,100)
           Foreign                 2,086                 1,041                 1,465
                                 -------                ------               -------
                                  (1,993)                5,825                (3,453)
                                 -------                ------               -------
Deferred:
           Federal                  (258)                2,226                 1,298
           State                     646                   349                   (12)
                                 -------                ------               -------
                                     388                 2,575                 1,286
                                 -------                ------               -------
                                 $(1,605)               $8,400               $(2,167)
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

                                                       2000                   1999
                                                       ----                   ----
Deferred tax assets
  Receivable reserves                                 $   536                $ 1,329
  Inventory capitalization and reserves                   179                  2,760
  Other asset reserves                                  2,671                  2,297
  Deferred compensation                                 1,100                  2,778
  Capital losses                                        2,725                     --
  Foreign tax credits                                   1,881                  3,141
  Alternative minimum tax credits                         637                     --
  Net operating losses                                  7,213                    451
  Depreciation                                            469                    739
  Valuation allowance                                  (5,557)                (1,252)
                                                      -------                -------
                                                      $11,854                $12,243
                                                      =======                =======
Deferred tax liabilities                              $    --                $   954
                                                      =======                =======

As of December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $10,100 and $35,819, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards will begin to expire in 2002. As of December 31, 2000, the Company also has foreign tax credit carryforwards of $1,881 that will begin to expire in 2002 and alternative minimum tax credits of $637 which carryforward indefinitely.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                          2000        1999        1998
                                                          ----        ----        ----

Federal tax (benefit) rate                                 (35)%        35%        (34)%
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal benefit                 1           5         (27)
  Effect of foreign tax rates and non-utilization
   of losses (1)                                             7          (6)         (7)
  Goodwill                                                   1           5          19
  Non-deductible loss on sale of business                   22          --          --
  Meals and entertainment                                    1           1           4
  Other, net                                                 1           3           3
                                                           ---         ---         ---
Effective tax (benefit) rate                                (2)%        43%        (42)%
                                                           ===         ===         ===

(1)  1999 and 1998 include utilization of prior year foreign losses.

10.  Accrued Expenses and Other Current Liabilities

At December 31, 2000 and 1999, accrued expenses and other current liabilities consisted of the following:

                                       2000          1999
                                      -------       -------
Inventory purchases                   $19,535       $38,663
Accrued payroll and related and
 deferred compensation                 12,501        15,142
Deferred revenue                        4,425        11,578
Royalties                               1,833        12,281
Other                                  14,971        19,473
                                      -------       -------
                                      $53,265       $97,137
                                      =======       =======

11.  Nonrecurring Charges

A summary of the nonrecurring charges for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                       2000          1999          1998
                                      ------       -------       -------
Restructuring charge                  $5,735        $   --       $11,813
Settlement charge                        660         1,675            --
Severance expense                         --            --         2,332
Write-down of long-lived assets           --            --         1,143
                                      ------       -------       -------
                                      $6,395        $1,675       $15,288
                                      ======       =======       =======

2000 Restructuring

On May 11, 2000, the Company announced that, pursuant to a plan approved by its Board of Directors, it was integrating and streamlining its traditional promotional product divisions, Corporate Promotions Group and Custom Product & Licensing, into one product focused business unit. In association with the consolidation of its product divisions, the Company eliminated a substantial number of inventory SKUs from its product offering. As a result of this action the Company recorded a 2000 pre-tax charge of $6,360 for restructuring expenses. This charge was based on the Company's intentions and best estimates at the time of the restructuring announcement. The original restructuring charge was revised downward to $5,735, or a reversal of $625 of the original accrual, as a result of the sale of the CPG business (see Note 3).

The restructuring charge relates principally to involuntary termination costs ($2,970), asset write-downs ($1,965, including $1,695 of inventory write-downs) and the settlement of lease obligations ($800). The Company eliminated approximately 85 positions, or 7% of its domestic workforce. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $5,606 or $0.35 per share. The restructuring plan was substantially complete by the end of 2000. A summary of activity in the restructuring accrual is as follows:

Balance at January 1, 2000         $    --
Restructuring provision              6,360
Employee termination costs
  and other cash payments           (2,858)
Non-cash asset write-downs          (1,684)
Accrual reversal                      (625)
                                   -------
Balance at December 31, 2000       $ 1,193
                                   =======

1998 Restructuring

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

2000 Settlement Charge

The Company recorded a 2000 nonrecurring pre-tax charge to operations of $660 associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer.

1999 Settlement Charge

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

12. Redeemable Preferred Stock

In November 1999, The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25,000 in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25,000. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,108,049 shares as of December 31, 2000 and 3,047,431 shares as of December 31, 1999).

In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of a newly authorized series of preferred stock at a purchase price of $15,000. Each share of this series of preferred stock issued upon exercise of the warrant is convertible, at Yucaipa's option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,666 shares as of December 31, 2000 and December 31, 1999, respectively). The warrant expires on November 10, 2004.

Assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 16% of the then outstanding common shares at December 31, 2000 and December 31, 1999, respectively. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Yucaipa would own a total of approximately 23% of the then outstanding common shares at December 31, 2000 and December 31, 1999, respectively, making it the Company's largest shareholder.

Yucaipa has voting rights equivalent to the number of shares of common stock into which their preferred stock is convertible on the relevant record date. Also, Yucaipa is entitled to receive a quarterly dividend equal to 4% of the base liquidation preference of $1,000 per share outstanding, payable in cash or in-kind at the Company's option.

In the event of liquidation, dissolution or winding up of the affairs of the Company, Yucaipa, as holders of the preferred stock, will be entitled to receive the redemption price of $1,000 per share plus all accrued dividends plus
(1) (a) 7.5% of the amount that the Company's retained earnings exceeds $75,000 less (b) the aggregate amount of any cash dividends paid on common stock which are not in excess of the amount of dividends paid on the preferred stock, divided by (2) the total number of preferred shares outstanding as of such date (the "adjusted liquidation preference"), before any payment is made to other stockholders.

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

In connection with this transaction, the managing partner of Yucaipa was appointed chairman of the Company's board of directors and Yucaipa was entitled to nominate two additional individuals to a seven-person board. Additionally, the Company will pay Yucaipa an annual management fee of $500 for a five-year term for which Yucaipa will provide general business consultation and advice and management services.

13.  Stock Plans

At December 31, 2000, the Company had three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Had compensation cost for the Company's 2000, 1999 and 1998 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                  2000              1999            1998
                                                               ----------        ----------       ---------
Net income (loss) - as reported                                  $(69,715)          $11,136         $(3,016)
Net income (loss) - pro forma                                     (71,143)            9,159          (6,395)
Earnings (loss) per common share - basic - as reported              (4.43)             0.70           (0.20)
Earnings (loss) per common share - diluted - as reported            (4.43)             0.67           (0.20)
Earnings (loss) per common share - basic - pro forma                (4.52)             0.58           (0.43)
Earnings (loss) per common share - diluted - pro forma              (4.52)             0.55           (0.43)

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

The fair value of each option grant under the above plans was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: expected dividend yield of zero % for all years; expected life of 4.5 years for 2000, 4.4 years for 1999 and 4.5 years for 1998; expected volatility of 70% for 2000, 63% for 1999 and 65% for 1998; and, a risk-free interest rate of 6.7% for 2000, 5.2% for 1999 and 5.6% for 1998.

The following summarizes the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the year ended on those dates:

                                                  2000                             1999                           1998
                                                          Weighted                       Weighted                         Weighted
                                                          Average                         Average                          Average
                                                          Exercise                        Exercise                        Exercise
                                         Shares            Price          Shares            Price        Shares            Price
                                       ---------------------------      ----------------------------   ----------------------------
Outstanding at beginning of year        2,322,121          $10.17        2,175,927         $11.35       2,343,762            $11.31
         Granted                          336,931            6.41          462,651           5.67         317,750             10.98
         Exercised                        (19,008)           6.02               --             --         (97,717)            10.53
         Canceled                        (792,596)          10.35         (316,457)         11.68        (387,868)            11.05
                                       ----------                       ----------                     ----------
Outstanding at end of year              1,847,448            9.45        2,322,121          10.17       2,175,927             11.35
                                       ==========                       ==========                     ==========

Options exercisable at year-end         1,290,702           10.75        1,390,761          11.26       1,057,031             11.30
                                       ==========                       ==========                     ==========

Options available for future grant      1,915,140                        1,459,475                      1,605,669
                                       ==========                       ==========                     ==========

Weighted average fair value of
     options granted during the year   $     3.88                       $     3.12                      $    5.97
                                       ==========                       ==========                     ==========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                         Options Outstanding                     Options Exercisable
                                              Weighted
                                               Average      Weighted                                 Weighted
 Range of                                     Remaining      Average                                 Average
  Exercise                  Number           Contractual     Exercise           Number               Exercise
   Prices                 Outstanding           Life          Price          Exercisable               Price
   -------                -----------           ----         -------          -----------            ---------

$ 5.38 - $ 8.00             598,564             8.7 years    $ 5.82             116,997                 $ 5.60
  8.75 -  12.88           1,153,217             6.2           10.82           1,078,038                  10.87
 14.30 -  18.13              90,267             4.4           14.86              90,267                  14.86
 23.25 -  28.75               5,400             3.3           28.34               5,400                  28.34
                          ---------                                           ---------
$ 5.38 - $28.75           1,847,448             6.9            9.45           1,290,702                  10.75
                          =========                                           =========

Employee Stock Purchase Plan

Pursuant to its 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan"), as amended in November 1999, the Company is authorized to issue up to an aggregate of 600,000 shares of its common stock to substantially all full-time employees electing to participate in the Stock Purchase Plan. Eligible employees may contribute, through payroll withholdings or lump sum cash payment, up to 10% of their base compensation during six-month participation periods beginning in January and July of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Company common stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. Employee purchases amounted to 80,284 shares in 2000, 88,132 shares in 1999 and 61,349 shares in 1998 at prices ranging from $4.72 to $8.71 per share. At December 31, 2000, 248,619 shares were available for future purchases. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: expected dividend yield of zero % for all years; expected life of six months for all years; expected volatility of 70% for 2000, 63% for 1999 and 65% for 1998; and, a risk-free interest rate of 5.6%, 4.8% and 5.4% for 2000, 1999 and 1998, respectively. The weighted average fair value of those purchase rights per share granted in 2000, 1999 and 1998 was $1.77, $1.91 and $2.97, respectively.

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

Components of other comprehensive income (loss) consist of the following:

                                                      2000         1999           1998
                                                    -------        -----        -------
Change in unrealized gains
  and losses on investments                         $(2,196)       $(189)       $ 2,477
Foreign currency translation
  adjustments                                           109         (719)           (86)
Income tax benefit (expense) related to
  unrealized gains and losses on investments            954           83         (1,035)
                                                    -------        -----        -------
Other comprehensive income (loss)                   $(1,133)       $(825)       $ 1,356
                                                    =======        =====        =======

15.  Profit-Sharing Retirement Plan

The Company has a qualified profit-sharing plan under Section 401(k) of the Internal Revenue Code that is available to substantially all employees. Under this plan the Company matches one-half of employee contributions up to six percent of eligible payroll. Employees are immediately fully vested for their contributions and vest in the Company contribution ratably over a three-year period. The Company's contribution expense for the years ended December 31, 2000, 1999 and 1998 was $1,194, $1,101 and $988, respectively.

16.  Commitments and Contingencies

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

As a result of the Company's recent restructuring and other events, the Company may be required to make severance payments to two executive officers of the Company pursuant to existing severance agreements with the Company for the aggregate amount of approximately $3,500.

17.  Related Party Transactions

The Company leases warehouse facilities under a fifteen-year operating lease agreement which expires December 31, 2011 from a limited liability company which is jointly owned by an officer and a former director of the Company. The agreement provides for annual rent of $462 and for the payment by the Company of all utilities, taxes, insurance and repairs. As a result of the February 2001 sale of the CPG business (see Note 3), the buyer became the primary obligor under this lease, however, the Company remains liable under this lease to the extent that the buyer does not perform any of its obligations under the lease.

In accordance with the provisions of an employment agreement between an officer of the Company and the Company, the officer exercised his option in 2000 to borrow $2,000 under a line of credit available to the officer. As of December 31, 2000, the Company had two $1,000 notes receivable from the officer. The notes bear interest at an annual rate of 6.6% and 6.3%, respectively, and are due and payable no later than six months after the Company's annual meeting in 2001.

A former director of the Company is chairman of the executive committee of a corporation which supplies certain promotional products to the Company. Purchases from this corporation amounted to $9,027 for the year ended December 31, 1998.

18.  Segments and Related Information

The Company operates in one industry: the promotional marketing industry. The Company's business in this industry encompasses the design, development and marketing of high-impact promotional products and programs.

A significant percentage of the Company's sales is attributable to a small number of customers. In addition, a significant portion of trade accounts receivable relates to these customers. The following summarizes the concentration of sales and trade receivables for customers with sales in excess of 10% of total sales for any of the years ended December 31, 2000, 1999 and 1998, respectively:

                   % of Sales            % of Trade Receivables
                   ----------            ----------------------
              2000     1999     1998     2000     1999     1998
              ----     ----     ----     ----     ----     ----

Company A       65       61       57       73       35       32
Company B        9        9       11       15        6        9

The Company conducts its promotional marketing business on a global basis. The following summarizes the Company's net sales for the years ended December 31, 2000, 1999 and 1998, respectively, by geographic area:

                                    2000           1999           1998
                                 ---------       --------       --------
United States                     $505,209       $608,613       $482,200
Asia                               106,380         54,661         44,077
Germany                             76,015        111,231         35,351
United Kingdom                      25,962        153,976         60,524
Other foreign                       54,884         60,363        135,701
                                  --------       --------       --------
Consolidated                      $768,450       $988,844       $757,853
                                  ========       ========       ========

The following summarizes the Company's long-lived assets as of December 31, 2000, 1999 and 1998, respectively, by geographic area:

                                 2000           1999           1998
                               -------       --------       --------
United States                  $79,861       $104,073       $ 99,611
Foreign                          3,297          3,559          3,101
                               -------       --------       --------
Consolidated                   $83,158       $107,632       $102,712
                               =======       ========       ========

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

19.  Earnings Per Share Disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by SFAS 128:

                                                             For the Years Ended December 31,
                                     2000                                   1999                                  1998
                     -----------------------------------  ------------------------------------  ------------------------------------
                       Income       Shares     Per Share    Income         Shares    Per Share    Income         Shares    Per Share
                     (Numerator) (Denominator)   Amount   (Numerator)  (Denominator)  Amount    (Numerator)  (Denominator)  Amount
                     -----------------------------------  ------------------------------------  ------------------------------------
Basic EPS:
Income (loss)
  available to
  common
  stockholders        $(70,715)   15,971,537    $(4.43)     $10,994      15,624,366     $0.70     $(3,016)    14,962,362   $(0.20)
                                                ======                                  =====                               ======

Preferred stock
  dividends              1,000                                  142                                    --

Effect of Dilutive
  Securities:
Common stock
  equivalents                             --                                 95,444                                   --

Convertible
  preferred stock                         --                                428,195                                   --

Contingently and
  non-contingently
  issuable shares
  related to
  acquired companies                      --                                483,402                                   --
                      ----------------------                -----------------------               ----------------------
Diluted EPS:
Income (loss)
  available to
  common stockholders
  and assumed
  conversions         $(69,715)   15,971,537    $(4.43)     $11,136      16,631,407     $0.67     $(3,016)    14,962,362   $(0.20)
                      ======================    ======      =======================     =====     ======================   ======

For the years ended December 31, 2000 and December 31, 1998,
3,499,226 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies and 695,317 of common stock equivalents and contingently and non-contingently issuable shares related to acquired companies, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

20.  Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively:

                                                   First           Second           Third            Fourth
                                                  Quarter          Quarter          Quarter          Quarter
                                                  -------          -------          -------          -------
2000
Net sales                                         $177,303         $224,333         $178,702         $188,112
Gross profit                                        32,934           32,353           37,402           41,336
Net  income (loss)                                    (668)          (9,523)          (1,434)         (58,090)
Earnings (loss) per common share - basic             (0.06)           (0.61)           (0.10)           (3.63)
Earnings (loss) per common share - diluted           (0.06)           (0.61)           (0.10)           (3.63)


                                                   First           Second            Third           Fourth
                                                  Quarter          Quarter          Quarter          Quarter
                                                  -------          -------          -------          -------
1999
Net sales                                         $159,077         $313,523         $258,823         $257,421
Gross profit                                        29,754           39,696           51,376           51,511
Net  income (loss)                                  (3,223)           2,483            7,761            4,115
Earnings (loss) per common share - basic             (0.21)            0.16             0.49             0.25
Earnings (loss) per common share - diluted           (0.21)            0.15             0.48             0.23

                                   CYRK, INC.

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                ADDITIONS
                                                CHARGED TO           DEDUCTIONS
ACCOUNTS RECEIVABLE,       BALANCE AT           COSTS AND         (CHARGED AGAINST     BALANCE AT
ALLOWANCE FOR              BEGINNING            EXPENSES              ACCOUNTS             END
DOUBTFUL ACCOUNTS          OF  PERIOD     (BAD DEBT EXPENSES)        RECEIVABLE)       OF PERIOD
-----------------         -----------     ------------------      -----------------    ---------
    2000                    $4,243            $3,423                   $5,592            $2,074
    1999                     2,682             2,578                    1,017             4,243
    1998                     3,801             1,485                    2,604             2,682



DEFERRED INCOME                               ADDITIONS
TAX ASSET                      BALANCE AT     CHARGED TO                             BALANCE AT
VALUATION                       BEGINNING     COSTS AND                                 END
ALLOWANCE                      OF  PERIOD     EXPENSES           DEDUCTIONS           OF PERIOD
----------                     ----------     --------           ------------         ---------
   2000                         $1,252        $4,305               $   --              $5,557
   1999                          8,193            --                6,941(1)            1,252
   1998                          8,193            --                   --               8,193


(1) Represents the tax benefit from adjusting the valuation allowance of the acquired deferred assets.

                          EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
----------         -----------

    2.1  (10)      Securities Purchase Agreement dated September 1, 1999,  between the Registrant and Overseas Toys, L.P.
    2.2  (15)      Purchase Agreement between Cyrk, Inc. and Rockridge Partners, Inc., dated January 20, 2001 as amended by
                   Amendment No. 1 to the Purchase Agreement, dated February 15, 2001
    3.1  (4)       Restated Certificate of Incorporation of the Registrant
    3.2  (2)       Amended and Restated By-laws of the Registrant
    3.3  (12)      Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock
    4.1  (2)       Specimen certificate representing Common Stock
   10.1  (3)(11)   1993 Employee Stock Purchase Plan, as amended
   10.2  (3)(4)    1993 Omnibus Stock Plan, as amended
   10.3   (1)      Tax Allocation and Indemnity Agreement dated July 6, 1993, among Cyrk, Inc., the Registrant, Gregory P.
                   Shlopak and Patrick D. Brady
   10.4  (3)(5)    Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and
                   Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P.
                   Shlopak and Patrick D. Brady, Trustee, entitled "The Shlopak Family 1994 Irrevocable Insurance Trust"
   10.4.1(3)(5)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
   10.5  (3)(5)    Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between Gregory P. Shlopak and Patrick D.
                   Brady, Trustee, entitled "The Gregory P. Shlopak 1994 Irrevocable Insurance Trust"
 10.5.1 (3)(5)     Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
 10.6 (3)(5)       Life Insurance Agreement dated as of November 15, 1994 by and between the Registrant and Walter E.
                   Moxham, Jr. as Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and
                   Walter E. Moxham, Jr., Trustee, entitled "The Patrick D. Brady 1994 Irrevocable Insurance Trust"
 10.6.1  (3)(5)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
   10.7  (3)(6)    1997 Acquisition Stock Plan
   10.8  (7)       Securities Purchase Agreement dated February 12, 1998 by and between Cyrk, Inc. and Ty Warner
   10.9  (8)       Severance Agreement between Cyrk, Inc. and Gregory P. Shlopak
  10.10  (3)(9)    Severance Agreement between Cyrk, Inc. and Ted L. Axelrod dated November 20, 1998
  10.11  (3)(9)    Severance Agreement between Cyrk, Inc. and Dominic F. Mammola dated November 20, 1998
10.11.1  (3)(9)    Amendment No. 1 to Severance Agreement between Cyrk, Inc. and Dominic F. Mammola dated March 29, 1999
  10.12  (12)      Registration Rights Agreement between Cyrk, Inc. and Overseas Toys, L.P.
  10.13  (12)      Management Agreement between Cyrk, Inc. and The Yucaipa Companies
  10.14  (3)(10)   Employment Agreement between Cyrk, Inc. and Allan Brown, dated September 1, 1999
  10.15  (3)(10)   Employment Agreement between Cyrk, Inc. and Patrick Brady, dated September 1, 1999
  10.16  (12)      Lease agreement dated as of July 29, 1999, between TIAA Realty, Inc. and Cyrk, Inc.
  10.17  (3)(12)   Life Insurance Agreement dated as of September 29, 1997 by and between Simon Marketing, Inc. and Frederic
                   N. Gaines, Trustee of the Allan I. Brown Insurance Trust, under Declaration of Trust dated September 29,
                   1997
  10.18  (3)(14)   Promissory Note and Pledge Agreement by Allan Brown in favor of Cyrk, Inc., dated July 10, 2000
  10.19  (3)       Promissory Note and Pledge Agreement by Allan Brown in favor of Cyrk, Inc., dated October 18, 2000, filed herewith
  10.20  (15)      Subordinated Promissory Note by Rockridge Partners, Inc. in favor of Cyrk, Inc., dated February 15, 2001
  10.21            Amended and Restated Loan and Security Agreement by and among, Cyrk, Inc., Foothill Capital Corporation and the other signatories thereto, dated as of February 15, 2001, filed herewith
   21.1            List of Subsidiaries, filed herewith
   23.1            Consent of PricewaterhouseCoopers LLP - Independent Accountants, filed herewith

   99.1  (13)      Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
                   Litigation Reform Act of 1995
   99.2  (3)(10)   Termination Agreement among Cyrk, Inc., Patrick Brady, Allan Brown, Gregory Shlopak, Eric Stanton, and
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

(10) Filed as an exhibit to the Registrant's Report on Form 8-K dated September 1, 1999 and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated February 1, 2000 and incorporated herein by reference.

(12) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(13) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated June 30, 2000 and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 2000 and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's Report on Form 8-K dated February 15, 2001 and incorporated herein by reference.