Form 10-Q
period 2001-03-31
CYRK INC
filed 2001-05-10
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      MARCH 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ________________


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

Yes [X]              No [ ]

At April 30, 2001, 16,112,791 shares of the Registrant's common stock were outstanding.

                                   CYRK, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                          PAGE NUMBER


          Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000                        3

                  Consolidated Statements of Operations -
                  For the three months ended March 31, 2001 and 2000          4

                  Consolidated Statements of Comprehensive Income -
                  For the three months ended March 31, 2001 and 2000          5

                  Consolidated Statements of Cash Flows -
                  For the three months ended March 31, 2001 and 2000          6

                  Notes to Consolidated Financial Statements                7-9


          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           10-13


PART II   OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                           14


          SIGNATURES                                                         15


                         PART I - FINANCIAL INFORMATION

                                   CYRK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                             March 31,   December 31,
                                                                               2001          2000
                                                                             --------    -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 64,435      $ 68,162
  Investment                                                                   12,990         7,969
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $2,638
     at March 31, 2001 and $2,074 at December 31, 2000                         24,814        48,877
   Officers, stockholders and related parties                                   4,181         4,340
  Inventories                                                                  12,957        10,175
  Prepaid expenses and other current assets                                     6,496         5,120
  Refundable income taxes                                                       4,417         4,417
  Deferred income taxes                                                         7,120         7,120
  Net assets held for sale                                                         --         8,363
                                                                             --------      --------
       Total current assets                                                   137,410       164,543
Property and equipment, net                                                    11,703        12,510
Excess of cost over net assets acquired, net                                   47,579        48,033
Investments                                                                    12,000        12,500
Deferred income taxes                                                           6,997         4,734
Other assets                                                                    7,544         7,815
Proceeds from sale of business                                                  2,300         2,300
                                                                             --------      --------
                                                                             $225,533      $252,435
                                                                             ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                      $  1,514      $  5,523
  Accounts payable:
   Trade                                                                       24,078        36,035
   Affiliates                                                                     281           281
  Accrued expenses and other current liabilities                               49,957        53,265
  Investment payable                                                               --         7,875
  Deferred income taxes                                                         1,535            --
  Accrued restructuring expenses                                                  842         1,193
                                                                             --------      --------
       Total current liabilities                                               78,207       104,172
Long-term obligations                                                           6,604         6,587
                                                                             --------      --------
       Total liabilities                                                       84,811       110,759
                                                                             --------      --------
Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 25,758 shares issued and outstanding at March 31, 2001 and 25,500 shares issued and outstanding
  at December 31, 2000, stated at redemption value of $1,000 per share         25,758        25,500

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
     25,758 Series A1 shares issued at March 31, 2001 and
     25,500 Series A1 shares issued at December 31, 2000                           --            --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     16,112,791 shares issued and outstanding at March 31, 2001 and
     16,059,130 shares issued and outstanding at December 31, 2000                161           161
  Additional paid-in capital                                                  139,131       138,978
  Retained deficit                                                            (26,605)      (22,128)
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                              3,581            94
     Cumulative translation adjustment                                         (1,304)         (929)
                                                                             --------      --------
       Total stockholders' equity                                             114,964       116,176
                                                                             --------      --------
                                                                             $225,533      $252,435
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

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                             For the three months
                                                                ended March 31,
                                                            ----------------------
                                                              2001          2000
                                                            --------      --------

Net sales                                                   $106,505      $177,303
Cost of sales                                                 81,540       144,369
                                                            --------      --------
Gross profit                                                  24,965        32,934
                                                            --------      --------

Selling, general and administrative expenses                  30,196        37,185
Goodwill amortization                                            666           881
                                                            --------      --------
Operating loss                                                (5,897)       (5,132)

Interest income                                                 (622)       (1,037)
Interest expense                                                 252           364
Other (income) expense                                           500        (3,245)
                                                            --------      --------
Loss before income taxes                                      (6,027)       (1,214)
Income tax benefit                                            (1,808)         (546)
                                                            --------      --------
Net loss                                                      (4,219)         (668)
Preferred stock dividends                                        258           250
                                                            --------      --------
Net loss available to common stockholders                   $ (4,477)     $   (918)
                                                            ========      ========
Loss per common share - basic and diluted                   $  (0.28)     $  (0.06)
                                                            ========      ========
Weighted average shares outstanding - basic and diluted       16,095        15,778
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

                                   CYRK, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                              For the three months
                                                                 ended March 31,
                                                              --------------------
                                                               2001          2000
                                                              -------      -------

Net loss                                                      $(4,219)     $  (668)
                                                              -------      -------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                       (375)         107
  Unrealized holding gains (losses) arising during period       5,022       (2,290)
                                                              -------      -------
Other comprehensive income (loss), before tax                   4,647       (2,183)
Income tax expense (benefit) related to items of
  other comprehensive income (loss)                             1,535         (954)
                                                              -------      -------
Other comprehensive income (loss), net of tax                   3,112       (1,229)
                                                              -------      -------
Comprehensive loss                                            $(1,107)     $(1,897)
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

                                   CYRK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                For the three months
                                                                   ended March 31,
                                                               ----------------------
                                                                 2001          2000
                                                               --------      --------
Cash flows from operating activities:
   Net loss                                                    $ (4,219)     $   (668)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                             1,957         2,179
        Realized gain on sale of investments                         --        (3,245)
        Provision for doubtful accounts                             541           115
        Deferred income taxes                                    (2,264)         (209)
        Charge for impaired investment                              500            --
        Non-cash restructuring charges                               13            --
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                  23,564        10,561
            Inventories                                          (2,845)        1,517
            Prepaid expenses and other current assets            (1,322)         (522)
            Accounts payable                                    (12,059)         (861)
            Accrued expenses and other current liabilities       (3,971)      (21,073)
                                                               --------      --------
Net cash used in operating activities                              (105)      (12,206)
                                                               --------      --------
Cash flows from investing activities:
   Purchase of property and equipment                              (556)       (1,303)
   Proceeds from sale of property and equipment                      72            --
   Purchase of investments                                       (7,875)         (500)
   Proceeds from sale of CPG division                             8,363            --
   Proceeds from sale of investments                                 --         3,378
   Other, net                                                       271            59
                                                               --------      --------
Net cash provided by investing activities                           275         1,634
                                                               --------      --------
Cash flows from financing activities:
   Repayments of short-term borrowings, net                      (4,009)       (2,284)
   Proceeds from (repayments of) long-term obligations               17          (164)
   Proceeds from issuance of common stock                           153           308
   Dividends paid                                                    --          (250)
                                                               --------      --------
Net cash used in financing activities                            (3,839)       (2,390)
                                                               --------      --------
Effect of exchange rate changes on cash                             (58)           38
                                                               --------      --------
Net decrease in cash and cash equivalents                        (3,727)      (12,924)
Cash and cash equivalents, beginning of year                     68,162        99,698
                                                               --------      --------
Cash and cash equivalents, end of period                       $ 64,435      $ 86,774
                                                               ========      ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                  $    131      $    271
                                                               ========      ========
     Income taxes                                              $    257      $  2,473
                                                               ========      ========




         The accompanying notes are an integral part of the consolidated financial statements.

                                   CYRK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

     The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Sale of Business

     Pursuant to its decision in December 2000, the Company sold its Corporate Promotions Group ("CPG") business on February 15, 2001 to Cyrk Holdings, Inc., formerly known as Rockridge Partners, Inc. ("Rockridge"), an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14.0 million which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Rockridge, with the balance being paid in cash. The 2000 financial statements reflected this transaction and included a pre-tax charge recorded in the fourth quarter of 2000 of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which was associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $49.0 million or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146.8 million, or 19% of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were $17.7 million, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were $33.6 million, or 19% of consolidated Company revenues.

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

     The sale of CPG effectively terminated the restructuring effort announced by the Company in May 2000 with respect to the CPG business.

3.   Inventories

     Inventories consist of the following (in thousands):

                                           March 31, 2001     December 31, 2000
                                           --------------     -----------------

      Raw materials                            $    70             $   178
      Work in process                            4,028               3,099
      Finished goods                             8,859               6,898
                                               -------             -------
                                               $12,957             $10,175
                                               =======             =======


4.   Investments

     Current
     In December 2000, the Company purchased 1,500,000 shares of a marketable security at $5.25 per share. As of March 31, 2001 and December 31, 2000, these shares are stated at fair value of approximately $13.0 million and $8.0 million, respectively.

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

     Each quarter, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its quarterly review, the Company has recorded a first quarter charge to other expense of $.5 million for an other-than-temporary investment impairment associated with its venture portfolio. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

5.   Short-Term Borrowings

     In February 2001, the Company's primary domestic line of credit was amended through May 15, 2001 as a result of the sale of the Company's CPG business (see Note 2). Under the amended agreement, the Company has commitments for letter of credit and other borrowings to May 15, 2001 of up to an aggregate amount of $16.2 million. As a result of the CPG sale, the Company is assessing its overall management and organizational structure and in conjunction with this assessment, is reassessing its financing strategy prior to the expiration of its primary domestic facility. The Company is in discussions with a bank to secure a new $21.0 million domestic line of credit facility for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. The Company expects this facility will be secured by the time its existing facility expires on May 15, 2001.

     At March 31, 2001, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $2.2 million. Such letters of credit expire at various dates through June 2001.

6.   Restructuring

     As a result of its May 2000 restructuring, the Company recorded a net 2000 charge to operations of $5.7 million for involuntary termination costs, asset write-downs and the settlement of lease obligations. The original restructuring charge of nearly $6.4 million was revised downward to $5.7 million as a result of the sale of the CPG business (see Note 2). The restructuring plan was substantially complete by the end of 2000. A summary of activity in the restructuring accrual is as follows (in thousands):

           Balance at January 1, 2000          $    --
           Restructuring provision               6,360
           Employee termination costs
             and other cash payments            (2,858)
           Non-cash asset write-downs           (1,684)
           Accrual reversal                       (625)
                                               -------
           Balance at December 31, 2000          1,193
           Employee termination costs
             and other cash payments              (338)
           Non-cash asset write-downs              (13)
                                               -------
           Balance at March 31, 2001           $   842
                                               =======

7.   Earnings Per Share Disclosure

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):

                                                     For the Quarters Ended March 31,
                              -----------------------------------------------------------------------------
                                               2001                                      2000
                              -------------------------------------    ------------------------------------
                                 Income       Shares      Per Share      Income         Shares    Per Share
                              (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)   Amount
                              -----------  -------------  ---------    -----------  ------------- ---------

Basic and diluted EPS:
Net loss                        $(4,219)    16,094,904      $(0.26)      $(668)       15,778,276    $(0.04)
Preferred stock dividends           258                                    250
                                -------     ----------                   -----        ----------
Loss available to common
  stockholders                  $(4,477)    16,094,904      $(0.28)      $(918)       15,778,276    $(0.06)
                                =======     ==========      ======       =====        ==========    ======

     For the quarters ended March 31, 2001 and 2000, 3,823,362 and 3,575,918 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2001 as compared to the same period in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

GENERAL

The Company is a full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue is derived from the sale of products to consumer product and services companies seeking to promote their brand names and corporate identities and build brand loyalty.

The Company's business is heavily concentrated with McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"). Net sales to McDonald's and Philip Morris accounted for 65% and 9%, respectively, of total net sales in 2000 and 69% and 8%, respectively, of total net sales in the first three months of 2001.

Beginning in 1996, the Company grew as a result of a series of acquisitions of companies engaged in the corporate catalog and advertising specialty segment of the promotion industry. Certain of these acquired companies operated within the Company's Corporate Promotions Group ("CPG") and have had a history of disappointing financial results. As a result, the Company sold these businesses in February of 2001 (see Sale of Business section below).

In 1997, Cyrk expanded into the consumer promotion arena with its acquisition of Simon Marketing, Inc. ("Simon"), a Los Angeles-based marketing and promotion agency. Cyrk conducts its business with McDonald's through its Simon subsidiary. Simon designs and implements marketing promotions for McDonald's, which include games, sweepstakes, premiums, events, contests, coupon offers, sports marketing, licensing and promotional retail items.

The Company intends to effect a new corporate structure enabled by the sale of CPG that will operate globally primarily comprised of the operations of Simon and certain significant legacy Cyrk custom product clients. Pursuant to the sale of the CPG businesses, the Company agreed to transfer its name to the buyer of those businesses upon obtaining all necessary customer, stockholder and stock exchange approvals. Accordingly, the Company has submitted a proposal to shareholders to amend the Company's Certificate of Incorporation and to change the name of the Company to Simon Worldwide, Inc. The vote on such proposal is to be taken as part of the Company's Annual Meeting of Stockholders to be held on May 22, 2001.

The Company's business with McDonald's and Philip Morris (as well as other promotional customers) is based upon purchase orders placed from time to time during the course of promotions. Except for a two year agreement with McDonald's in Europe which expires in December 2001 and guarantees certain minimum order quantities, there are no written agreements which commit McDonald's or Philip Morris to maintain fee levels or make a certain level of purchases. The actual level of purchases depends on a number of factors, including the duration of the promotion and consumer redemption rates. Consequently, the Company's level of net sales is difficult to predict accurately and can fluctuate greatly from quarter to quarter. The Company expects that a significant percentage of its net sales in 2001 will be to McDonald's.

At March 31, 2001, the Company had written purchase orders for $247.4 million as compared to $315.5 million at March 31, 2000. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

SALE OF BUSINESS

Pursuant to its decision in December 2000, the Company sold its CPG business on February 15, 2001 to Cyrk Holdings, Inc., formerly known as Rockridge Partners, Inc. ("Rockridge"), an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14.0 million, which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Rockridge, with the balance being paid in cash. The 2000 financial statements reflected this transaction and included a pre-tax charge recorded in the fourth quarter of 2000 of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which was associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $49.0 million or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146.8 million, or 19% of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were $17.7 million, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were $33.6 million, or 19% of consolidated Company revenues.

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

The sale of CPG effectively terminated the restructuring effort announced by the Company in May 2000 with respect to the CPG business.

For additional information related to this transaction, reference is made to the Company's Report on Form 8-K dated February 15, 2001.

OUTLOOK

The Company believes that the February 2001 sale of the CPG business enables it to proceed with a more rationalized, cost-efficient business model. The Company is currently evaluating its remaining businesses with the objective of restoring consistent profitability. The Company intends to initiate further restructuring action during the second quarter of 2001 and to incur significant restructuring charges. The Company's ability to achieve its financial objective is subject to risks including, without limitation, all the risk factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as
Exhibit 99.1 to the Company's second quarter 2000 Report on Form 10-Q which is incorporated herein by reference.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales decreased $70.8 million, or 40%, to $106.5 million in the first quarter ended March 31, 2001 from $177.3 million in the first quarter of 2000. The decrease in net sales was primarily attributable to revenues associated with McDonald's and revenues associated with the CPG business sold in February 2001. See notes to consolidated financial statements.

Gross profit decreased $8.0 million, or 24%, to $24.9 million in the first quarter of 2001 from $32.9 million in the first quarter of 2000. As a percentage of net sales, gross profit increased to 23.4% in the first quarter of 2001 from 18.6% in the first quarter of 2000. The decrease in nominal gross margin dollars is attributable to the sale of the CPG business. The increase in the gross margin percentage was due to the sales mix associated with continuing client promotional programs.

Selling, general and administrative expenses including amortization of goodwill totaled $30.9 million in the first quarter of 2001 as compared to $38.1 million in the first quarter of 2000. The Company's decreased spending was due principally to the effects of the sale of the CPG business. See notes to consolidated financial statements. As a percentage of net sales, selling, general and administrative costs totaled 29.0% as compared to 21.5% in the first quarter of 2000 as a result of a lower sales base.

The Company has recorded a $.5 million charge to other expense in the first quarter of 2001 to reflect an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements. Other income of $3.2 million in the first quarter of 2000 represents a gain realized on the sale of an investment.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2001 was $59.2 million compared to $60.4 million at December 31, 2000. Net cash used in operating activities during the first three months of 2001 was $.1 million.

Net cash provided by investing activities in the first quarter of 2001 was $.3 million, which was primarily attributable to $8.4 million of proceeds from the sale of the CPG business (see notes to consolidated financial statements) which was partially offset by a $7.9 million purchase of a marketable security.

Net cash used in financing activities in the first quarter of 2001 was $3.8 million which was primarily attributable to $4.0 million of repayments of short-term borrowings.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, public and private sales of common and preferred stock, bank borrowings and capital equipment leases.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in May 2001. In February 2001, the Company's primary domestic line of credit was amended through May 15, 2001 as a result of the sale of the Company's CPG business (see notes to consolidated financial statements). Under the amended agreement, the Company has commitments for letter of credit and other borrowings to May 15, 2001 of up to an aggregate amount of $16.2 million. As a result of the CPG sale, the Company is assessing its overall management and organizational structure and in conjunction with this assessment, is reassessing its financing strategy prior to the expiration of its primary domestic facility. The Company is in discussions with a bank to secure a new $21.0 million domestic line of credit facility for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. The Company expects this facility will be secured by the time its existing facility expires on May 15, 2001. As of March 31, 2001, based on the borrowing base formulas prescribed by these credit facilities, the Company's borrowing capacity was $57.7 million, of which $1.5 million of short-term borrowings and $8.5 million in letters of credit were outstanding. In addition, bank guarantees totaling $.3 million were outstanding at March 31, 2001. Borrowings under these facilities are collateralized by all assets of the Company.

Management believes that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the end of 2001. The Company intends to initiate further restructuring action during the first half of 2001 and, subject to such final plan, expects to incur significant restructuring charges that may adversely impact the Company's cash position. The Company's ability to generate internal cash flow is highly dependent upon its continued relationships with McDonald's and Philip Morris. Any material adverse change from the Company's revenues and related contribution from McDonald's and Philip Morris could adversely affect the Company's cash position and capital availability.

In July 2000, the Company announced that it had retained an investment banker to explore strategic alternatives. The objective of seeking strategic alternatives is to maximize shareholder value including, without limitation, by examining ways to enhance the Company's ability to generate more consistent revenue and earnings growth. Pursuant to its decision in December 2000, the Company sold its CPG business in February 2001. See notes to consolidated financial statements. As of March 31, 2001, and since that date, the investment banker continues to explore further strategic alternatives. The Company has not made a decision as to any additional specific alternatives and there can be no assurance that any additional transactions will result from this process.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K

      The Company filed a Report on Form 8-K dated February 15, 2001 with respect to the sale of its CPG business.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 10, 2001         CYRK, INC.


                            /s/ Dominic F. Mammola
                            ----------------------------------------------------
                            Dominic F. Mammola
                            Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)