Form 10-Q
period 2001-06-30
SIMON WORLDWIDE INC
filed 2001-08-09
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ____________________


Commission File Number       0-21878


                              SIMON WORLDWIDE, INC.
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                04-3081657
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

                                   CYRK, INC.
                  (Former name, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]

At July 31, 2001, 16,649,046 shares of the Registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                        PAGE NUMBER
        Item 1. Financial Statements (Unaudited)

                Consolidated Balance Sheets -
                June 30, 2001 and December 31, 2000                         3

                Consolidated Statements of Operations -
                For the three and six months ended
                June 30, 2001 and 2000                                      4

                Consolidated Statements of Comprehensive Income -
                For the three and six months ended
                June 30, 2001 and 2000                                      5

                Consolidated Statements of Cash Flows -
                For the six months ended June 30, 2001 and 2000             6

                Notes to Consolidated Financial Statements               7-10


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations           11-15


PART II OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders        16

        Item 6. Exhibits and Reports on Form 8-K                           16


        SIGNATURES                                                         17

                         PART I - FINANCIAL INFORMATION

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                      June 30, 2001     December 31, 2000
                                                                                      -------------     -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                             $  73,295            $  68,162
  Investment                                                                               16,845                7,969
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $1,032
    at June 30, 2001 and $2,074 at December 31, 2000                                       32,103               48,877
   Officers, stockholders and related parties                                               3,773                4,340
  Inventories                                                                               6,556               10,175
  Prepaid expenses and other current assets                                                 3,164                5,120
  Refundable income taxes                                                                     -                  4,417
  Deferred income taxes                                                                     7,120                7,120
  Proceeds from sale of business                                                              460                8,363
                                                                                        ---------            ---------
      Total current assets                                                                143,316              164,543
Property and equipment, net                                                                11,883               12,510
Excess of cost over net assets acquired, net                                               47,125               48,033
Investments                                                                                11,750               12,500
Deferred income taxes                                                                      15,837                4,734
Other assets                                                                                5,361                7,815
Proceeds from sale of business                                                              1,840                2,300
                                                                                        ---------            ---------
                                                                                        $ 237,112            $ 252,435
                                                                                        =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                                 $     434            $   5,523
  Accounts payable:
   Trade                                                                                   37,469               36,035
   Affiliates                                                                                 141                  281
  Accrued expenses and other current liabilities                                           44,580               53,265
  Investment payable                                                                          -                  7,875
  Deferred income taxes                                                                     3,794                  -
  Accrued restructuring expenses                                                           15,527                1,193
                                                                                        ---------            ---------
      Total current liabilities                                                           101,945              104,172
Long-term obligations                                                                       6,817                6,587
                                                                                        ---------            ---------
      Total liabilities                                                                   108,762              110,759
                                                                                        ---------            ---------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 26,015 shares issued and outstanding at June 30, 2001 and 25,500 shares issued and outstanding
  at December 31, 2000, stated at redemption value of $1,000 per share                     26,015               25,500

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 26,015 Series
    A1 shares issued at June 30, 2001 and 25,500 Series A1 shares
    issued at December 31, 2000                                                                 -                    -
  Common stock, $.01 par value; 50,000,000 shares authorized;
    16,649,046 shares issued and outstanding at June 30, 2001 and
    16,059,130 shares issued and outstanding at December 31, 2000                             167                  161
  Additional paid-in capital                                                              140,998              138,978
  Retained deficit                                                                        (41,718)             (22,128)
  Accumulated other comprehensive income (loss):
    Unrealized gain on investment                                                           5,176                   94
    Cumulative translation adjustment                                                      (2,288)                (929)
                                                                                        ---------            ---------
      Total stockholders' equity                                                          102,335              116,176
                                                                                        ---------            ---------

                                                                                        $ 237,112            $ 252,435
                                                                                        =========            =========

       The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                        For the three months                 For the six months
                                                                           ended June 30,                      ended June 30,
                                                                           --------------                      --------------
                                                                       2001              2000              2001              2000
                                                                       ----              ----              ----              ----
Net sales                                                           $ 111,089         $ 224,333         $ 217,594         $ 401,636
Cost of sales                                                          92,118           190,285           173,658           334,654
Write-down of inventory in connection
  with restructuring                                                      -               1,695               -               1,695
                                                                    ---------         ---------         ---------         ---------
Gross profit                                                           18,971            32,353            43,936            65,287

Selling, general and administrative expenses                           21,831            40,394            52,027            77,579
Goodwill amortization expense                                             454               895             1,120             1,776
Restructuring and other nonrecurring charges                           20,212             5,325            20,212             5,325
                                                                    ---------         ---------         ---------         ---------
Operating loss                                                        (23,526)          (14,261)          (29,423)          (19,393)

Interest income                                                          (601)           (1,077)           (1,223)           (2,114)
Interest expense                                                          141               280               393               644
Other (income) expense                                                    250             1,000               750            (2,245)
                                                                    ---------         ---------         ---------         ---------
Loss before income taxes                                              (23,316)          (14,464)          (29,343)          (15,678)
Income tax benefit                                                     (8,462)           (4,941)          (10,270)           (5,487)
                                                                    ---------         ---------         ---------         ---------
Net loss                                                              (14,854)           (9,523)          (19,073)          (10,191)
Preferred stock dividends                                                 259               250               517               500
                                                                    ---------         ---------         ---------         ---------
Net loss available to common stockholders                           $ (15,113)        $  (9,773)        $ (19,590)        $ (10,691)
                                                                    =========         =========         =========         =========

Loss per common share - basic and diluted                           $   (0.92)        $   (0.61)        $   (1.21)        $   (0.67)
                                                                    =========         =========         =========         =========

Weighted average shares outstanding - basic and diluted                16,419            16,001            16,257            15,890
                                                                    =========         =========         =========         =========

       The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                           For the three months               For the six months
                                                                              ended June 30,                    ended June 30,
                                                                              --------------                    --------------
                                                                          2001             2000             2001             2000
                                                                          ----             ----             ----             ----
Net loss                                                                $(14,854)        $ (9,523)        $(19,073)        $(10,191)
                                                                        --------         --------         --------         --------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                                  (984)            (243)          (1,359)            (136)
  Unrealized holding gains (losses) arising during period                  3,854              -              8,876           (2,290)
                                                                        --------         --------         --------         --------
Other comprehensive income (loss), before tax                              2,870             (243)           7,517           (2,426)
Income tax expense (benefit) related to items of
  other comprehensive income (loss)                                        2,259              -              3,794             (954)
                                                                        --------         --------         --------         --------
Other comprehensive income (loss), net of tax                                611             (243)           3,723           (1,472)
                                                                        --------         --------         --------         --------
Comprehensive loss                                                      $(14,243)        $ (9,766)        $(15,350)        $(11,663)
                                                                        ========         ========         ========         ========

       The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          For the six months
                                                                            ended June 30,
                                                                            --------------
                                                                        2001             2000
                                                                        ----             ----
Cash flows from operating activities:
  Net loss                                                            $(19,073)        $(10,191)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                       3,381            4,419
     Loss (gain) on sale of property and equipment                          16              (73)
     Realized gain on sale of investments                                  -             (3,245)
     Provision for doubtful accounts                                       474            1,023
     Deferred income taxes                                             (11,103)             -
     Non-cash restructuring charges                                      4,616              -
     Charge for impaired investments                                       750            1,000
     Issuance of common stock related to acquisition agreement             575              575
     Increase (decrease) in cash from changes
      in working capital items:
        Accounts receivable                                             16,150              792
        Inventories                                                      1,526            4,104
        Prepaid expenses and other current assets                        1,527            1,084
        Refundable income taxes                                          4,417           (6,340)
        Accounts payable                                                 1,244            2,666
        Accrued expenses and other current liabilities                   6,028          (12,492)
                                                                      --------         --------
  Net cash provided by (used in) operating activities                   10,528          (16,678)
                                                                      --------         --------
  Cash flows from investing activities:
     Purchase of property and equipment                                 (2,130)          (2,622)
     Proceeds from sale of property and equipment                           66              213
     Purchase of investments                                            (7,875)          (4,500)
     Proceeds from sale of CPG division                                  8,363              -
     Proceeds from sale of investments                                     -              3,378
     Other, net                                                            229               56
                                                                      --------         --------
  Net cash used in investing activities                                 (1,347)          (3,475)
                                                                      --------         --------
  Cash flows from financing activities:
     Repayments of short-term borrowings, net                           (5,089)          (4,748)
     Proceeds from (repayments of) long-term obligations                   230             (348)
     Proceeds from issuance of common stock                                613              308
     Dividends paid                                                        -               (500)
                                                                      --------         --------
  Net cash used in financing activities                                 (4,246)          (5,288)
                                                                      --------         --------
  Effect of exchange rate changes on cash                                  198              185
                                                                      --------         --------
  Net increase (decrease) in cash and cash equivalents                   5,133          (25,256)
  Cash and cash equivalents, beginning of year                          68,162           99,698
                                                                      --------         --------
  Cash and cash equivalents, end of period                            $ 73,295         $ 74,442
                                                                      ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                         $    213         $    507
                                                                      ========         ========
     Income taxes                                                     $    342         $  2,652
                                                                      ========         ========

Supplemental non-cash investing activities:
  Issuance of additional stock related to acquisitions                $  1,413         $  1,413
                                                                      ========         ========
  Dividends paid in kind on mandatorily redeemable
    preferred stock                                                   $    515         $     --
                                                                      ========         ========

 The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Change in Company Name

     At its annual meeting on May 22, 2001, the Company's shareholders approved a corporate name change from Cyrk, Inc. to Simon Worldwide, Inc. The Company's trading symbol on the Nasdaq National Market is SWWI.

2.   Basis of Presentation

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

     The operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

     CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

     Pursuant to the Purchase Agreement, Rockridge purchased from the Company
     (i) all of the outstanding capital stock of MI and Tonkin, each a wholly-owned subsidiary of the Company, (ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Rockridge assumed certain liabilities of the CPG business as specified in the Purchase Agreement and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name ("Cyrk") to the buyer. Rockridge extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Rockridge and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

     The sale of CPG effectively terminated the restructuring effort announced by the Company in May 2000 with respect to the CPG business.

4.   Inventories

     Inventories consist of the following (in thousands):

                                       June 30, 2001        December 31, 2000
                                       -------------        -----------------
       Raw materials                      $   --                  $   178
       Work in process                      2,539                   3,099
       Finished goods                       4,017                   6,898
                                          -------                 -------
                                          $ 6,556                 $10,175
                                          =======                 =======


5.   Investments

     Current

     In December 2000, the Company purchased 1,500,000 shares of a marketable security at $5.25 per share. As of June 30, 2001 and December 31, 2000, these shares are stated at fair value of approximately $16.8 million and $8.0 million, respectively.

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

     Each quarter, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its reviews in 2001, the Company has recorded a year to date charge to other expense of $.8 million for an other-than-temporary investment impairment associated with its venture portfolio. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6.   Short-Term Borrowings

     In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21.0 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company has bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15.0 million and bank commitments to issue or consider issuing for standby letters of credit of up to $6.0 million through May 15, 2002.

     At June 30, 2001, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $2.6 million. Such letters of credit expire at various dates through August 2001.

7.   Restructuring and Other Nonrecurring Charges

     A summary of restructuring and other nonrecurring charges for the six months ended June 30, 2001 and 2000 are as follows (in thousands):



                                                  2001           2000
                                                  ----           ----
               Restructuring charge             $20,212        $ 6,360
               Settlement charge                   --              660
                                                -------        -------
                                                $20,212        $ 7,020
                                                =======        =======


     2001 Restructuring

     Pursuant to the February 2001 sale of its CPG business, and its previously announced intentions, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position have been consolidated under Allan I. Brown, who has served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

     As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the UK business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). This charge has had the effect of reducing year to date after tax earnings by $13.1 million or $0.81 per share. Total cash outlays related to restructuring activities are expected to be approximately $11.3 million. The restructuring plan is anticipated to be substantially complete by the end of 2001, and is expected to yield annualized savings of approximately $14.0 million to $16.0 million once complete. A summary of activity in the restructuring accrual related to the 2001 restructuring action is as follows (in thousands):

              Balance at March 31, 2001                   $ --
              Restructuring provision                     20,212
              Non-cash asset write-downs                  (4,603)
              Employee termination costs
                and other cash payments
                made through June 30, 2001                  (745)
                                                        --------

              Balance at June 30, 2001                  $ 14,864
                                                        ========


     2000 Restructuring

     As a result of its May 2000 restructuring, the Company recorded a net charge to 2000 operations of $5.7 million for involuntary termination costs, asset write-downs and the settlement of lease obligations. The original restructuring charge of nearly $6.4 million was revised downward to $5.7 million as a result of the sale of the CPG business (see Note 3). The restructuring plan was substantially complete by the end of 2000. A summary of activity in the restructuring accrual related to the 2000 restructuring action is as follows (in thousands):

              Balance at January 1, 2000                     $--
              Restructuring provision                       6,360
              Employee termination costs
                and other cash payments
                made through December 31, 2000             (2,858)

              Non-cash asset write-downs                   (1,684)
              Accrual reversal                               (625)
                                                          -------
              Balance at December 31, 2000                  1,193
              Employee termination costs
                and other cash payments
                made through June 30, 2001                   (517)
              Non-cash asset write-downs                      (13)
                                                          -------
              Balance at June 30, 2001                    $   663
                                                          =======


     2000 Settlement Charge

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

8.   Earnings Per Share Disclosure

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):



                                                                For the Quarters Ended June 30,
                                                     2001                                               2000
                                 --------------------------------------------       --------------------------------------------
                                    Income           Shares         Per Share          Income           Shares         Per Share
                                 (Numerator)      (Denominator)       Amount        (Numerator)      (Denominator)       Amount
                                 --------------------------------------------       --------------------------------------------
Basic and diluted EPS:
Net loss                         $  (14,854)       16,419,222        $(0.91)        $   (9,523)       16,000,989        $(0.60)
Preferred stock dividends               259                                                250

Loss available to common         ----------------------------                       ----------------------------
 stockholders                    $  (15,113)       16,419,222        $(0.92)        $   (9,773)       16,000,989        $(0.61)
                                 ============================        =======        ============================        =======


     For the quarters ended June 30, 2001 and 2000, 3,151,174 of convertible preferred stock and common stock equivalents and 3,420,734 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.


                                                                For the Six Months Ended  June 30,
                                                     2001                                               2000
                                 --------------------------------------------       --------------------------------------------
                                    Income           Shares         Per Share          Income           Shares         Per Share
                                 (Numerator)      (Denominator)       Amount        (Numerator)      (Denominator)       Amount
                                 --------------------------------------------       --------------------------------------------
Basic and diluted EPS:
Net loss                         $  (19,073)       16,257,063        $(1.17)        $  (10,191)       15,889,633        $(0.64)
Preferred stock dividends               517                                                500

Loss available to common         ----------------------------                       ----------------------------
 stockholders                    $  (19,590)       16,257,063        $(1.21)        $  (10,691)       15,889,633        $(0.67)
                                 ============================        =======        ============================        =======


     For the six months ended June 30, 2001 and 2000, 3,487,286 and 3,498,326, respectively, of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2001 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form-10Q.

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

The Company's business is heavily concentrated with McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"). Net sales to McDonald's and Philip Morris accounted for 65% and 9%, respectively, of total net sales in 2000 and 77% and 8%, respectively, of total net sales in the first six months of 2001.

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

In 1997, the Company expanded into the consumer promotion arena with its acquisition of Simon Marketing, Inc. ("Simon"), a Los Angeles-based marketing and promotion agency. The Company conducts its business with McDonald's through its Simon subsidiary. Simon designs and implements marketing promotions for McDonald's, which include games, sweepstakes, premiums, events, contests, coupon offers, sports marketing, licensing and promotional retail items.

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

At June 30, 2001, the Company had written purchase orders for $207.4 million as compared to $303.2 million at June 30, 2000. The Company's purchase orders are generally subject to cancellation with limited penalty and are also subject to agreements with certain customers that limit gross margin levels. Therefore, the Company cautions that the backlog amounts may not necessarily be indicative of future revenues or earnings.

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

CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Rockridge purchased from the Company (i) all of the outstanding capital stock of MI and Tonkin, each a wholly-owned subsidiary of the Company, (ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Rockridge assumed certain liabilities of the CPG business as specified in the Purchase Agreement and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name ("Cyrk") to the buyer. Rockridge extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Rockridge and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

The sale of CPG effectively terminated the restructuring effort announced by the Company in May 2000 with respect to the CPG business.

For additional information related to this transaction, reference is made to the Company's Report on Form 8-K dated February 15, 2001.

RESTRUCTURING

Pursuant to the February 2001 sale of its CPG business, and its previously announced intentions, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position have been consolidated under Allan I. Brown, who has served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the UK business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). This charge has had the effect of reducing year to date after tax earnings by $13.1 million or $0.81 per share. Total cash outlays related to restructuring activities are expected to be approximately $11.3 million. The restructuring plan is anticipated to be substantially complete by the end of 2001, and is expected to yield annualized savings of approximately $14.0 million to $16.0 million once complete. See notes to consolidated financial statements.

OUTLOOK

The Company believes that the February 2001 sale of the CPG business and the restructuring action taken in the second quarter establishes a more rationalized, cost-efficient business model. As discussed above, the Company initiated significant restructuring action during the second quarter of 2001 and incurred a $20.2 million restructuring charge. The business model that has emerged from the recent restructuring action is driven by the Company's business with McDonald's and to the lesser extent, Philip Morris, and as such the Company's ability to achieve its financial objective is subject to risks including, without limitation, all the risk factors described in the Company's Amended Cautionary Statement for

Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith as Exhibit 99.1.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

During the second quarter of 2001, the Company evaluated its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position have been consolidated under Allan I. Brown, who has served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. See notes to consolidated financial statements.

In connection with its May 2000 announcement to restructure its promotional product divisions, the Company recorded a pre-tax restructuring charge of $6.4 million. See notes to consolidated financial statements.

The Company also recorded a nonrecurring pre-tax charge to operations of $.7 million in the second quarter of 2000 associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer. See notes to consolidated financial statements.

Net sales decreased $113.2 million, or 50%, to $111.1 million in the second quarter ended June 30, 2001 from $224.3 million in the second quarter of 2000. The decrease in net sales was primarily attributable to revenues associated with McDonald's and revenues associated with the CPG business sold in February 2001. See notes to consolidated financial statements.

Gross profit (excluding the restructuring charge in 2000) decreased $15.0 million, or 44%, to $19.0 million in the second quarter of 2001 from $34.0 million in the second quarter of 2000. As a percentage of net sales, gross profit increased to 17.1% in the second quarter of 2001 from 15.2% in the second quarter of 2000. The decrease in nominal gross margin dollars is primarily attributable to the sale of the CPG business. The increase in the gross margin percentage was due to the sales mix associated with continuing client promotional programs.

Selling, general and administrative expenses excluding amortization of goodwill totaled $21.8 million in the second quarter of 2001 as compared to $40.4 million in the second quarter of 2000. The Company's decreased spending was due principally to the effects of the sale of the CPG business. See notes to consolidated financial statements. As a percentage of net sales, selling, general and administrative costs totaled 19.7% as compared to 18.0% in the second quarter of 2000 as a result of a lower sales base.

The Company has recorded a $.3 million and $1.0 million charge to other expense in the second quarters of 2001 and 2000, respectively, to reflect an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

During the second quarter of 2001, the Company evaluated its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown of consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position have been consolidated under Allan I. Brown, who has served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. See notes to consolidated financial statements.

In connection with its May 2000 announcement to restructure its promotional product divisions, the Company recorded a pre-tax restructuring charge of $6.4 million. See notes to consolidated financial statements.

The Company also recorded a nonrecurring pre-tax charge to operations of $.7 million in the second quarter of 2000 associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer. See notes to consolidated financial statements.

Net sales decreased $184.0 million, or 46%, to $217.6 million in the first six months of 2001 from $401.6 million in the first six months of 2000. The decrease in net sales was primarily attributable to revenues associated with McDonald's and revenues associated with the CPG business sold in February 2001. See notes to consolidated financial statements.

Gross profit (excluding the restructuring charge in 2000) decreased $23.1 million, or 34%, to $43.9 million in the first six months of 2001 from $67.0 million in the first six months of 2000. As a percentage of net sales, gross profit increased to 20.2% in 2001 from 16.7% in 2000. The decrease in nominal gross margin dollars is primarily attributable to the sale of the CPG business. The increase in the gross margin percentage was due to the sales mix associated with continuing client promotional programs.

Selling, general and administrative expenses, excluding amortization of goodwill, totaled $52.0 million in the first six months of 2001 as compared to $77.6 million in the first six months of 2000. The Company's decreased spending was due principally to the effects of the sale of the CPG business and the effects of the May 2000 restructuring. See notes to consolidated financial statements. As a percentage of net sales, selling, general and administrative costs totaled 23.9% as compared to 19.3% in the first six months of 2000.

The Company has recorded a $.8 million charge to other expense in the first six months of 2001 to reflect an other-than-temporary investment impairment associated with its venture portfolio. Other income in 2000 includes a $3.2 million gain realized on the sale of an investment in the first quarter which was partially offset by a $1.0 million charge in the second quarter of 2000 related to an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2001 was $41.4 million compared to $60.4 million at December 31, 2000. Net cash provided by operating activities during the first six months of 2001 was $10.5 million, due principally to a $16.2 million decrease in accounts receivable.

Net cash used in investing activities in the first six months of 2001 was $1.3 million, which was primarily attributable to a $7.9 million purchase of a marketable security and $2.1 million of property and equipment purchases, which were partially offset by $8.4 million of proceeds from the sale of the CPG business. See notes to consolidated financial statements.

Net cash used in financing activities in the first six months of 2001 was $4.2 million, which was primarily attributable to $5.1 million of repayments of short-term borrowings.

Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, and investment and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in May 2002. In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21.0 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company has bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15.0 million and bank commitments to issue or consider issuing for standby letters of credit of up to $6.0 million through May 15, 2002. As of June 30, 2001, the Company's borrowing capacity was $61.8 million, of which $8.8 million in letters of credit were outstanding. In addition, bank guarantees totaling $.3 million were outstanding at June 30, 2001. Borrowings under these facilities are collateralized by substantially all assets of the Company.

The Company's second quarter 2001 restructuring action (see notes to consolidated financial statements) will have an adverse impact on the Company's cash position. Total cash outlays related to restructuring activities are expected to be approximately $11.3 million. Management believes, however, that the Company's existing cash position and credit facilities combined with internally generated cash flow will satisfy its liquidity and capital needs through the end of 2001. The Company's ability to generate internal cash flow is highly dependent upon its continued relationships with McDonald's and Philip Morris. Any material adverse change from the Company's revenues and related contribution from McDonald's and Philip Morris could adversely affect the Company's cash position and capital availability.

In July 2000, the Company announced that it had retained an investment banker to explore strategic alternatives. The objective of seeking strategic alternatives is to maximize shareholder value including, without limitation, by examining ways to enhance the Company's ability to generate more consistent revenue and earnings growth. Pursuant to its decision in December 2000, the Company sold its CPG business in February 2001. See notes to consolidated financial statements. As of June 30, 2001, and since that date, the investment banker continues to explore further strategic alternatives. The Company has not made a decision as to any additional specific alternatives and there can be no assurance that any additional transactions will result from this process.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2001, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following:

     The election of three Class II directors to serve for a term of three years and until their successors are elected and qualified. The results of the voting were as follows:

                    Nominee                     For           Votes Withheld     Broker Non-Votes
                    -------                     ---           --------------     ----------------
               Ronald W. Burkle             13,238,818           1,760,210             0

               George G. Golleher           13,231,130           1,767,898             0

               Erika Paulson                13,238,458           1,760,570             0


     The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the 2001 fiscal year. The results of the voting were as follows:

                  For          Against        Abstain       Broker Non-Votes
                  ---          -------        -------       ----------------
               14,897,647       96,675         4,706                0


     The approval of an amendment to the Company's Certificate of Incorporation to change the name of the Company from Cyrk, Inc. to Simon Worldwide, Inc. The results of the voting were as follows:

                  For          Against        Abstain       Broker Non-Votes
                  ---          -------        -------       ----------------
               14,879,953      110,900         8,175                0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1 Credit and Security Agreement dated as of June 6, 2001 and entered into by and between Simon Worldwide, Inc. and City National Bank

     99.1 Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

(b) Reports on Form 8-K

     The Company filed a Report on Form 8-K dated June 15, 2001 with respect to the resignation of certain executive officers.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 9, 2001                  SIMON WORLDWIDE, INC.


                                       /s/Paul J. Meade
                                       --------------------------------------
                                       Paul J. Meade
                                       Chief Accounting Officer
                                       (duly authorized officer and principal
                                         accounting officer)