Form 10-Q
period 2001-09-30
SIMON WORLDWIDE INC
filed 2001-11-19
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________


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

                                 (781) 246-3030
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

At October 31, 2001, 16,653,193 shares of the Registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                       PAGE NUMBER

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000                   3

                  Consolidated Statements of Operations -
                  For the three and nine months ended
                  September 30, 2001 and 2000                                4

                  Consolidated Statements of Comprehensive Income -
                  For the three and nine months ended
                  September 30, 2001 and 2000                                5

                  Consolidated Statements of Cash Flows -
                  For the nine months ended September 30, 2001
                  and 2000                                                   6

                  Notes to Consolidated Financial Statements              7-13


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          14-20


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         21

         Item 6.  Exhibits and Reports on Form 8-K                          21


         SIGNATURES                                                         22

                         PART I - FINANCIAL INFORMATION

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                    September 30, 2001       December 31, 2000
                                                                                    ------------------       -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                            $  54,476               $  68,162
  Restricted cash                                                                          6,228                      --
  Investment                                                                               5,914                   7,969
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $3,630
     at September 30, 2001 and $2,074 at December 31, 2000                                31,215                  48,877
   Officers                                                                                   --                   4,340
  Inventories                                                                              4,427                  10,175
  Prepaid expenses and other current assets                                                3,033                   5,120
  Deferred charges, officer                                                                3,413                      --
  Refundable income taxes                                                                     --                   4,417
  Deferred income taxes                                                                       --                   7,120
  Proceeds from sale of business                                                              --                   8,363
                                                                                       ---------               ---------
       Total current assets                                                              108,706                 164,543
Property and equipment, net                                                                7,631                  12,510
Excess of cost over net assets acquired, net                                                  --                  48,033
Investments                                                                               11,250                  12,500
Deferred income taxes                                                                         --                   4,734
Other assets                                                                               5,640                   7,815
Proceeds from sale of business                                                             2,300                   2,300
                                                                                       ---------               ---------
                                                                                       $ 135,527               $ 252,435
                                                                                       =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                $     449               $   5,523
  Accounts payable:
   Trade                                                                                  32,211                  36,035
   Affiliates                                                                                141                     281
  Accrued expenses and other current liabilities                                          40,096                  53,265
  Investment payable                                                                          --                   7,875
  Accrued restructuring expenses                                                           3,170                   1,193
                                                                                       ---------               ---------
       Total current liabilities                                                          76,067                 104,172
Long-term obligations                                                                      6,697                   6,587
                                                                                       ---------               ---------
       Total liabilities                                                                  82,764                 110,759
                                                                                       ---------               ---------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 26,275 shares issued and outstanding at September 30, 2001 and 25,500 shares issued and outstanding
  at December 31, 2000, stated at redemption value of $1,000 per share                    26,275                  25,500

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 26,275 Series A1 shares issued at September 30, 2001 and 25,500 Series A1 shares
     issued at December 31, 2000                                                              --                      --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     16,653,193 shares issued and outstanding at September 30, 2001 and
     16,059,130 shares issued and outstanding at December 31, 2000                           167                     161
  Additional paid-in capital                                                             135,966                 138,978
  Retained deficit                                                                      (109,172)                (22,128)
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                                         1,472                      94
     Cumulative translation adjustment                                                    (1,945)                   (929)
                                                                                       ---------               ---------
       Total stockholders' equity                                                         26,488                 116,176
                                                                                       ---------               ---------
                                                                                       $ 135,527               $ 252,435
                                                                                       =========               =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                      For the three months               For the nine months
                                                                      --------------------               -------------------
                                                                       ended September 30,                ended September 30,
                                                                       -------------------                -------------------
                                                                    2001             2000            2001                2000
                                                                    ----             ----            ----                ----
Net sales                                                       $  93,819         $ 178,702       $ 311,413        $ 580,338
Cost of sales                                                      73,421           141,300         247,079          475,954
Write-down of inventory in connection
  with restructuring                                                   --                --              --            1,695
                                                                ---------         ---------       ---------        ---------
Gross profit                                                       20,398            37,402          64,334          102,689

Selling, general and administrative expenses                       19,685            38,462          71,712          116,041
Goodwill amortization expense                                         454               894           1,574            2,670
Impairment of intangible asset                                     46,671                --          46,671               --
Severance, retention and other charges                              2,124                --           2,124               --
Restructuring and other nonrecurring charges                           --                --          20,212            5,325
                                                                ---------         ---------       ---------        ---------
Operating loss                                                    (48,536)           (1,954)        (77,959)         (21,347)

Interest income                                                      (533)           (1,078)         (1,756)          (3,192)
Interest expense                                                       94               330             487              974
Other (income) expense                                             (3,548)            1,000          (2,798)          (1,245)
                                                                ---------         ---------       ---------        ---------
Loss before income taxes                                          (44,549)           (2,206)        (73,892)         (17,884)
Income tax expense (benefit)                                       22,644              (772)         12,374           (6,259)
                                                                ---------         ---------       ---------        ---------
Net loss                                                          (67,193)           (1,434)        (86,266)         (11,625)
Preferred stock dividends                                             261               250             778              750
                                                                ---------         ---------       ---------        ---------
Net loss available to common stockholders                       $ (67,454)        $  (1,684)      $ (87,044)       $ (12,375)
                                                                =========         =========       =========        =========

Loss per common share - basic and diluted                       $   (4.05)        $   (0.10)      $   (5.31)       $   (0.78)
                                                                =========         =========       =========        =========

Weighted average shares outstanding - basic and diluted            16,652            16,048          16,389           15,942
                                                                =========         =========       =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                For the three months         For the nine months
                                                                --------------------         -------------------
                                                                 ended September 30,         ended September 30,
                                                                 -------------------         -------------------

                                                                2001            2000        2001              2000
                                                                ----            ----        ----              ----

Net loss                                                     $(67,193)         $ (1,434)   $(86,266)        $(11,625)
                                                             --------          --------    --------         --------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                        343               (55)     (1,016)            (191)
  Unrealized holding gains (losses) arising during period      (7,404)               --       1,472           (2,290)
                                                             --------          --------    --------         --------
Other comprehensive income (loss), before tax                  (7,061)              (55)        456           (2,481)
Income tax expense (benefit) related to items of
  other comprehensive income (loss)                            (3,700)               --          94             (954)
                                                             --------          --------    --------         --------
Other comprehensive loss, net of tax                           (3,361)              (55)        362           (1,527)
                                                             --------          --------    --------         --------
Comprehensive loss                                           $(70,554)         $ (1,489)   $(85,904)        $(13,152)
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

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   For the nine months
                                                                                   ended September 30,
                                                                                   2001           2000
                                                                                   ----           ----
Cash flows from operating activities:
   Net loss                                                                       $(86,266)      $(11,625)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                                4,341          7,040
        Loss (gain) on sale of property and equipment                                   33            (60)
        Realized gain on sale of investments                                        (4,048)        (3,245)
        Provision for doubtful accounts                                              2,930          2,151
        Deferred income taxes                                                       11,854             --
        Non-cash restructuring charges                                               8,918             47
        Charge for impaired assets                                                  46,871             --
        Charge for impaired investments                                              1,250          2,000
        Issuance of common stock related to acquisition agreement                      575            575
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                                     15,072         25,933
            Inventories                                                              3,695            119
            Prepaid expenses and other current assets                                1,681          1,018
            Refundable income taxes                                                  4,417         (7,340)
            Accounts payable                                                        (3,830)           103
            Accrued expenses and other current liabilities                         (15,610)       (25,416)
                                                                                  --------       --------
Net cash used in operating activities                                               (8,117)        (8,700)
                                                                                  --------       --------
Cash flows from investing activities:
   Purchase of property and equipment                                               (2,858)        (7,025)
   Proceeds from sale of property and equipment                                         66            223
   Purchase of investments                                                          (7,875)        (4,500)
   Proceeds from sale of CPG division                                                8,363             --
   Proceeds from sale of investments                                                 7,481          3,378
   Other, net                                                                          (50)          (988)
                                                                                  --------       --------
Net cash provided by (used in) investing activities                                  5,127         (8,912)
                                                                                  --------       --------
Cash flows from financing activities:
   Repayments of short-term borrowings, net                                         (5,074)        (7,281)
   Proceeds from (repayments of) long-term obligations                                 110         (2,989)
   Proceeds from issuance of common stock                                              623            533
   Dividends paid                                                                       --           (500)
                                                                                  --------       --------
Net cash used in financing activities                                               (4,341)       (10,237)
                                                                                  --------       --------
Effect of exchange rate changes on cash                                               (127)          (277)
                                                                                  --------       --------
Net decrease in cash and cash equivalents                                           (7,458)       (28,126)
Cash and cash equivalents, beginning of year                                        68,162         99,698
                                                                                  --------       --------
Cash and cash equivalents, end of period, including restricted cash
   of $6,228 at September 30, 2001                                                $ 60,704       $ 71,572
                                                                                  ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                     $    328       $    758
                                                                                  ========       ========
     Income taxes                                                                 $    429       $  2,948
                                                                                  ========       ========
  Supplemental non-cash investing activities:
     Issuance of additional stock related to acquisition                          $  1,413       $  1,413
                                                                                  ========       ========
     Dividends paid in kind on mandatorily redeemable preferred stock             $    775       $    250
                                                                                  ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. See going concern discussion in Note 2 below.

     The operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Loss of Significant Customers, Resulting Events and Going Concern

     On August 21, 2001, the Company was notified by McDonald's Corporation ("McDonald's") that they were terminating their approximately 25-year relationship with the Company's main operating subsidiary, Simon Marketing, Inc. ("Simon Marketing"), as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who was alleged to have embezzled winning game pieces from McDonald's promotional games administered by Simon Marketing. An Indictment filed by the U.S. Attorney in the United States District Court for the Middle District of Florida alleges that Mr. Jacobson "embezzled more than $20 million worth of high-value winning McDonald's promotional game pieces from his employer, Simon". Simon Marketing is identified in the Indictment, along with McDonald's, as one of the victims of Mr. Jacobson's alleged fraudulent scheme. (Also, see section, "Legal Actions Associated with the McDonald's Matter", below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris Incorporated ("Philip Morris"), was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 65% and 9%, respectively, of total net sales in 2000 and 80% and 8%, respectively, of total net sales in the first nine months of 2001. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

     As a result of the loss of these major customers along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure while all options are explored in the wake of these events. The options being considered include the sale of all or a portion of the Company and a reorganization and/or liquidation of the net assets of the Company which may be through bankruptcy proceedings.

     Pursuant to actions taken in the third quarter of 2001, the Company recorded a third quarter pre-tax charge of approximately $48.8 million. The third quarter charge relates principally to the write-down of goodwill attributable to Simon Marketing ($46.7 million), lump sum severance costs associated with the involuntary termination of 177 employees ($1.3 million), legal fees associated with the McDonald's matter ($.6 million) and amortization of deferred charges, officer ($.2 million).

     In November 2001, the Company and its subsidiaries approved a plan that will further reduce its workforce by approximately 215 additional employees. This action will result in a fourth quarter charge of approximately $3.6 million for lump sum severance related expenses. The Company expects to incur additional charges in the fourth quarter of 2001 attributable to additional employee termination costs, asset write-downs, lease cancellations and other exit costs associated with further cost reductions. The Company is unable to quantify the magnitude of these charges and their ultimate effect on the Company's financial condition, results of operations and net cash flows.

     As a result of the forgoing matters, including the loss of its two largest customers in August 2001, the Company entered into a variety of commitments with its Chief Executive Officer and certain directors and employees which provide for retention and severance payments under certain circumstances.

     In the third quarter of 2001, the Company entered into a Retention and Amendment Agreement ("Agreement") with its Chief Executive Officer ("Officer"), which provides that upon termination of employment from the Company within the parameters defined in this Agreement, the Officer will receive a lump sum payment of $750,000. This amount has been segregated in a separate cash account in October 2001 in which a security interest has been granted to the Officer. Additionally, pursuant to this Agreement, loans to the Officer for the aggregate principal amount of $2.0 million will be forgiven at a rate of $200,000 per month, so long as the Officer is employed by the Company, until the loans are reduced to zero. During the third quarter of 2001, $200,000 related to the forgiveness of this debt was expensed. In connection with this Agreement, along with the terms of his existing employment agreement, all loans to the Officer have been reclassified on the balance sheet from accounts receivable to deferred charges.

     In the third quarter of 2001, the Company paid a retention fee of $150,000 to each of the three non-management members of the Company's Board of Directors. In light of recent events, the Board members will be required to provide additional time and services to the Company. The Company expects the Directors to serve in this capacity for at least six months. To the extent a director resigns before the end of the six-month period, the director must refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, these directors will be compensated at an hourly rate of $750 for services outside of Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy).

     In addition, agreements were entered into in September and October 2001 with certain employees (to induce them to continue their employment with the Company) which provide for retention payments ranging from 8% to 100% of their respective annual salaries conditioned upon continued employment through specified dates and/or severance payments up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements. Payments under these agreements are to be made at various dates beginning in September 2001 and extending through no later than September 2002. The Company estimates its obligations under these agreements to be approximately $3.1 million. Approximately $1.7 million of these commitments have been segregated in separate cash accounts in October 2001 in which security interests have been granted to certain employees.

     Legal Actions Associated with the McDonald's Matter

     Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in multiple jurisdictions nationwide. Plaintiffs in these actions assert diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. A complaint filed in federal court in New Jersey also alleges a pattern of racketeering.

     Plaintiffs in many of these actions allege, among other things, that defendants, including the Company, Simon Marketing, and McDonald's, misrepresented that plaintiffs had a chance at winning certain high-value prizes when in fact the prizes were stolen by Mr. Jacobson. Plaintiffs seek various forms of relief, including restitution of monies paid for McDonald's food, disgorgement of profits, recovery of the "stolen" game prizes, other compensatory damages, attorney's fees, punitive damages and injunctive relief.

     The lawsuits are all in the very early stages and discovery has yet to commence in any of these proceedings. Simon Marketing and other co-defendants are seeking to consolidate the various actions. Simon Marketing has consented to the removal to federal court, by McDonald's, of each of the complaints filed in state courts other than in California and Illinois. On October 9, 2001, McDonald's filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all complaints pending in federal courts nationwide, including the removed cases and any subsequently filed cases, to a single federal court in the Northern District of Illinois. That motion is currently being briefed. On October 12, 2001, McDonald's, with Simon Marketing's consent, filed a Petition to Coordinate in a single court in Orange County all actions pending in California State Superior Court. Simon Marketing has also joined in an Application filed by McDonald's to stay all California proceedings pending a ruling on the Petition for Coordination. In addition, recently, the Illinois state court ordered the actions filed there to be consolidated before a single judge and the Illinois state court plaintiffs have consented to re-file a single, operative complaint.

     The Company is unable to predict the outcome of any or all of these lawsuits and the ultimate effect, if any, on the Company's financial condition, results of operations or net cash flows.

     On October 23, 2001, Simon Marketing and the Company filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, fraud, defamation and breach of contract in connection with the termination of Simon Marketing's relationship with McDonald's.

     Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with a former employee of Simon Marketing, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing has engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount.

     On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles. The complaint, which alleges breach of contract, unjust enrichment and breach of the implied covenant of good faith and fair dealing, seeks to recover in excess of $4 million in damages resulting from the termination of the Company's relationship with Philip Morris.

     The Company is unable to predict the outcome of the McDonald's complaint, or of its suit against McDonald's or Philip Morris, and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

     For additional information related to certain matters discussed in this footnote, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001 and October 30, 2001, respectively.

3.   Commitments

     As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see
     Note 2), the Company has accelerated the recognition of contingent payment obligations arising from the acquisition of Simon Marketing in 1997. Consequently, a $5.0 million third quarter 2001 charge to stockholders' equity is included in accrued expenses and other current liabilities to reflect these commitments. Payments to be made under these commitments totaling approximately $5.8 million are due in June 2002.

4.   Sale of Business

     Pursuant to its decision in December 2000, the Company sold its Corporate Promotions Group ("CPG") business on February 15, 2001 to Cyrk, Inc., formerly known as Rockridge Partners, Inc. ("Rockridge"), an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14.0 million which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Rockridge, with the balance being paid in cash. The 2000 financial statements reflected this transaction and included a pre-tax charge recorded in the fourth quarter of 2000 of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which was associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $49.0 million or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146.8 million, or 19% of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were $17.7 million, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were $33.6 million, or 19% of consolidated Company revenues.

     CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

     Pursuant to the Purchase Agreement, Rockridge purchased from the Company
     (i) all of the outstanding capital stock of Cyrk Acquisition Corp. ("CAC"), successor to the business of MI, and Tonkin, each a wholly-owned subsidiary of the Company, (ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Rockridge assumed certain liabilities of the CPG business as specified in the Purchase Agreement and all of the assets and liabilities of CAC and Tonkin and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name, Cyrk, to the buyer. Rockridge extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Rockridge and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

     The sale of CPG effectively terminated the restructuring effort announced by the Company in May 2000 with respect to the CPG business.

5.   Inventories

     Inventories consist of the following (in thousands):

                          September 30, 2001              December 31, 2000
                          ------------------              -----------------
Raw materials                  $    --                         $   178
Work in process                  2,830                           3,099
Finished goods                   1,597                           6,898
                               -------                         -------
                               $ 4,427                         $10,175
                               =======                         =======

6.   Deferred Tax Assets

     As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 2) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. To the extent that these assets have been deemed to be unrealizable, a valuation allowance and tax provision of $22.6 million has been recorded in the third quarter of 2001.

7.   Investments

     Current
     In December 2000, the Company purchased 1,500,000 shares of a marketable security at $5.25 per share. The Company sold 654,000 shares in the third quarter of 2001 and realized a pre-tax gain on the sale of $4.0 million. As of September 30, 2001 and December 31, 2000, these shares (846,000 and 1,500,000, respectively) are stated at fair value of approximately $5.9 million and $8.0 million, respectively.

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

     Each quarter, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its reviews in 2001, the Company has recorded a year to date charge to other expense of approximately $1.3 million for an other-than-temporary investment impairment associated with its venture portfolio. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

8.   Short-Term Borrowings

     In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21.0 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company had bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15.0 million and bank commitments to issue or consider issuing for standby letters of credit of up to $6.0 million through May 15, 2002. As a result of the loss of its McDonald's and Philip Morris business (see Note 2) the Company no longer has the ability to issue a letter of credit under this facility without it being fully cash collateralized.

     At September 30, 2001, the Company was contingently liable for letters of credit used to finance the purchase of inventory in the aggregate amount of $1.1 million. Such letters of credit expire at various dates through November 2001.

     Restricted cash consists of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. The outstanding standby letters of credit have maturities ranging from February 2002 through October 2002.

9.   Restructuring and Other Nonrecurring Charges

     A summary of restructuring and other nonrecurring charges for the nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                               2001                 2000
                                             -------              -------
           Restructuring charge              $20,212              $ 6,360
           Settlement charge                      --                  660
                                             -------              -------
                                             $20,212              $ 7,020
                                             =======              =======

     2001 Restructuring

     Pursuant to the February 2001 sale of its CPG business, and its previously announced intentions, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position have been consolidated under Allan I. Brown, who has served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing, Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

     As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the UK business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). Total cash outlays related to restructuring activities are expected to be approximately $11.3 million. The restructuring plan is anticipated to be substantially complete by the end of 2001. A summary of activity in the restructuring accrual related to the 2001 restructuring action is as follows (in thousands):

             Balance at March 31, 2001                      $     --
             Restructuring provision                          20,212
             Non-cash asset write-downs                       (8,874)
             Employee termination costs
               and other cash payments
               made through September 30, 2001                (8,666)
                                                            --------
             Balance at September 30, 2001                  $  2,672
                                                            ========

     2000 Restructuring

     As a result of its May 2000 restructuring, the Company recorded a net charge to 2000 operations of $5.7 million for involuntary termination costs, asset write-downs and the settlement of lease obligations. The original restructuring charge of nearly $6.4 million was revised downward to $5.7 million as a result of the sale of the CPG business (see Note 4). The restructuring plan was substantially complete by the end of 2000. A summary of activity in the restructuring accrual related to the 2000 restructuring action is as follows (in thousands):

           Balance at January 1, 2000                             $    --
           Restructuring provision                                  6,360
           Employee termination costs
             and other cash payments
             made through December 31, 2000                        (2,858)
           Non-cash asset write-downs                              (1,684)
           Accrual reversal                                          (625)
                                                                  -------
           Balance at December 31, 2000                             1,193
           Employee termination costs
             and other cash payments
             made through September 30, 2001                         (651)
           Non-cash asset write-downs                                 (44)
                                                                  -------
           Balance at September 30, 2001                          $   498
                                                                  =======

     2000 Settlement Charge

     The Company recorded a second quarter 2000 nonrecurring pre-tax charge to operations of $.7 million associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer.

10.  Earnings Per Share Disclosure

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):

                                                           For the Quarters Ended September 30,
                                                    2001                                           2000
                                ---------------------------------------------   --------------------------------------------
                                   Income           Shares          Per Share    Income           Shares           Per Share
                                (Numerator)     (Denominator)         Amount   (Numerator)      (Denominator)       Amount
                                ---------------------------------------------   --------------------------------------------
Basic and diluted EPS:
Net loss                          $  (67,193)       16,651,796      $(4.04)     $   (1,434)     16,047,753        $    (0.09)

Preferred stock dividends                261                                           250
                                  ----------        ----------                  ----------      ----------
Loss available to common
  stockholders                    $  (67,454)       16,651,796      $(4.05)     $   (1,684)     16,047,753        $    (0.10)
                                  ==========        ==========      ======      ==========      ==========        ==========



     For the quarters ended September 30, 2001 and 2000, 3,319,482 of convertible preferred stock and common stock equivalents and 3,456,424 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                     For the Nine Months Ended September 30,
                                                2001                                        2000
                               -------------------------------------    ---------------------------------------
                                  Income       Shares       Per Share       Income         Shares      Per Share
                                (Numerator)  (Denominator)    Amount      (Numerator)   (Denominator)    Amount
                               -------------------------------------    ---------------------------------------
Basic and diluted EPS:
Net loss                       $  (86,266)   16,388,641      $(5.26)    $  (11,625)    15,942,339        $(0.73)

Preferred stock dividends             778                                      750


Loss available to common       ----------    ----------                 ----------     ----------
  stockholders                 $  (87,044)   16,388,641      $(5.31)    $  (12,375)    15,942,339        $(0.78)
                               ==========    ==========      ======     ==========     ==========        ======


     For the nine months ended September 30, 2001 and 2000, 3,431,351 and 3,484,359, respectively, of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2001, as compared to the same periods in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form-10Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 hereto.

GENERAL

Until the unanticipated events of August 2001 occurred, including the loss of its two largest customers, (see Loss of Significant Customers, Resulting Events and Going Concern section below), the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer product and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Recently, the Company's business has been heavily concentrated with two large customers: McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"). Net sales to McDonald's and Philip Morris accounted for 65% and 9%, respectively, of total net sales in 2000 and 80% and 8%, respectively, of total net sales in the first nine months of 2001.

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

In 1997, the Company expanded into the consumer promotion arena with its acquisition of Simon Marketing, Inc. ( "Simon Marketing"), a Los Angeles-based marketing and promotion agency. The Company conducted its business with McDonald's through its Simon Marketing subsidiary. Simon Marketing designed and implemented marketing promotions for McDonald's, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing and promotional retail items.

LOSS OF SIGNIFICANT CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing, as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who was alleged to have embezzled winning game pieces from McDonald's promotional games administered by Simon Marketing. An Indictment filed by the U.S. Attorney in the United States District Court for the Middle District of Florida alleges that Mr. Jacobson "embezzled more than $20 million worth of high-value winning McDonald's promotional game pieces from his employer, Simon". Simon Marketing is identified in the Indictment, along with McDonald's, as one of the victims of Mr. Jacobson's alleged fraudulent scheme. (Also, see section, "Legal Actions Associated with the McDonald's Matter", below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 65% and 9%, respectively, of total net sales in 2000 and 80% and 8%, respectively, of total net sales in the first nine months of 2001. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

At September 30, 2001, as a result of the loss of its McDonald's and Philip Morris business, the Company had $2.2 million of written purchase orders as compared to $268.1 million at September 30, 2000.

As a result of the loss of these major customers along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure while all options are explored in the wake of these events. The options being considered include the sale of all or a portion of the Company and a reorganization and/or liquidation of the net assets of the Company which may be through bankruptcy proceedings.

Pursuant to actions taken in the third quarter of 2001, the Company recorded a third quarter pre-tax charge of approximately $48.8 million. The third quarter charge relates principally to the write-down of goodwill attributable to Simon Marketing ($46.7 million), lump sum severance costs associated with the involuntary termination of 177 employees ($1.3 million), legal fees associated with the McDonald's matter ($.6 million) and amortization of deferred charges, officer ($.2 million).

In November 2001, the Company and its subsidiaries approved a plan that will further reduce its workforce by approximately 215 additional employees. This action will result in a fourth quarter charge of approximately $3.6 million for lump sum severance related expenses. The Company expects to incur additional charges in the fourth quarter of 2001 attributable to additional employee termination costs, asset write-downs, lease cancellations and other exit costs associated with further cost reductions. The Company is unable to quantify the magnitude of these charges and their ultimate effect on the Company's financial condition, results of operations and net cash flows.

As a result of the forgoing matters, including the loss of its two largest customers in August 2001, the Company entered into a variety of commitments with its Chief Executive Officer and certain directors and employees which provide for retention and severance payments under certain circumstances.

In the third quarter of 2001, the Company entered into a Retention and Amendment Agreement ("Agreement") with its Chief Executive Officer ("Officer"), which provides that upon termination of employment from the Company, the Officer will receive a lump sum payment of $750,000. This amount has been segregated in a separate cash account in October 2001 in which a security interest has been granted to the Officer. Additionally, pursuant to this Agreement, loans to the Officer for the aggregate principal amount of $2.0 million will be forgiven at a rate of $200,000 per month, so long as the Officer is employed by the Company, until the loans are reduced to zero. During the third quarter of 2001, $200,000 related to the forgiveness of this debt was expensed. In connection with this Agreement, along with the terms of his existing employment agreement, all loans to the Officer have been reclassified on the balance sheet from accounts receivable to deferred charges.

In the third quarter of 2001, the Company paid a retention fee of $150,000 to each of the three non-management members of the Company's Board of Directors. In light of recent events, the Board members will be required to provide additional time and services to the Company. The Company expects the Directors to serve in this capacity for at least six months. To the extent a director resigns before the end of the six-month period, the director must refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, these directors will be compensated at an hourly rate of $750 for services outside of Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy).

In addition, agreements were entered into in September and October 2001 with certain employees (to induce them to continue their employment with the Company) which provide for retention payments ranging from 8% to 100% of their respective annual salaries conditioned upon continued employment through specified dates and/or severance payments up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements. Payments under these agreements are to be made at various dates beginning in September 2001 and extending through no later than September 2002. The Company estimates its obligations under these agreements to be approximately $3.1 million. Approximately $1.7 million of these commitments have been segregated in separate cash accounts in October 2001 in which security interests have been granted to certain employees.

Legal Actions Associated with the McDonald's Matter

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in multiple jurisdictions nationwide. Plaintiffs in these actions assert diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. A complaint filed in federal court in New Jersey also alleges a pattern of racketeering.

Plaintiffs in many of these actions allege, among other things, that defendants, including the Company, Simon Marketing, and McDonald's, misrepresented that plaintiffs had a chance at winning certain high-value prizes when in fact the prizes were stolen by Mr. Jacobson. Plaintiffs seek various forms of relief, including restitution of monies paid for McDonald's food, disgorgement of profits, recovery of the "stolen" game prizes, other compensatory damages, attorney's fees, punitive damages and injunctive relief.

The lawsuits are all in the very early stages and discovery has yet to commence in any of these proceedings. Simon Marketing and other co-defendants are seeking to consolidate the various actions. Simon Marketing has consented to the removal to federal court, by McDonald's, of each of the complaints filed in state courts other than in California and Illinois. On October 9, 2001, McDonald's filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all complaints pending in federal courts nationwide, including the removed cases and any subsequently filed cases, to a single federal court in the Northern District of Illinois. That motion is currently being briefed. On October 12, 2001, McDonald's, with Simon Marketing's consent, filed a Petition to Coordinate in a single court in Orange County all actions pending in California State Superior Court. Simon Marketing has also joined in an Application filed by McDonald's to stay all California proceedings pending a ruling on the Petition for Coordination. In addition, recently, the Illinois state court ordered the actions filed there to be consolidated before a single judge and the Illinois state court plaintiffs have consented to re-file a single, operative complaint.

The Company is unable to predict the outcome of any or all of these lawsuits and the ultimate effect, if any, on the Company's financial condition, results of operations or net cash flows.

On October 23, 2001, Simon Marketing and the Company filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, fraud, defamation and breach of contract, in connection with the termination of Simon Marketing's relationship with McDonald's.

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with a former employee of Simon Marketing, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing has engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount.

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles. The complaint, which alleges breach of contract, unjust enrichment and breach of the implied covenant of good faith and fair dealing, seeks to recover in excess of $4 million in damages resulting from the termination of the Company's relationship with Philip Morris.

The Company is unable to predict the outcome of the McDonald's complaint, or of its suit against McDonald's or Philip Morris, and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001 and October 30, 2001, respectively.

SALE OF BUSINESS

Pursuant to its decision in December 2000, the Company sold its CPG business on February 15, 2001 to Cyrk, Inc., formerly known as Rockridge Partners, Inc. ("Rockridge"), an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14.0 million, which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Rockridge, with the balance being paid in cash. The 2000 financial statements reflected this transaction and included a pre-tax charge recorded in the fourth quarter of 2000 of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which was associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $49.0 million or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146.8 million, or 19% of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were $17.7 million, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were $33.6 million, or 19% of consolidated Company revenues.

CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Rockridge purchased from the Company (i) all of the outstanding capital stock of Cyrk Acquisition Corp. ("CAC"), successor to the business of MI, and Tonkin, each a wholly-owned subsidiary of the Company,
(ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Rockridge assumed certain liabilities of the CPG business as specified in the Purchase Agreement and all of the assets and liabilities of CAC and Tonkin and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name, Cyrk, to the buyer. Rockridge extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Rockridge and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

The sale of CPG effectively terminated the restructuring effort announced by the Company in May 2000 with respect to the CPG business.

For additional information related to this transaction, reference is made to the Company's Report on Form 8-K dated February 15, 2001.

RESTRUCTURING

Pursuant to the February 2001 sale of its CPG business, and its previously announced intentions, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position have been consolidated under Allan I. Brown, who has served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing, Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the UK business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). Total cash outlays related to restructuring activities are expected to be approximately $11.3 million. The restructuring plan is anticipated to be substantially complete by the end of 2001.

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters as discussed above, and the uncertainty regarding its future ability to generate positive net cash flows, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure as all options are explored in the wake of these events. The options being considered include the sale of all or a portion of the Company and a reorganization and/or liquidation of the net assets of the Company which may be through bankruptcy proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

As noted in the Loss of Significant Customers, Resulting Events and Going Concern section above, the Company took a series of actions in the third quarter of 2001 which resulted in recording a third quarter pre-tax charge of approximately $48.8 million. See notes to consolidated financial statements.

Net sales decreased $84.9 million, or 47%, to $93.8 million in the third quarter ended September 30, 2001 from $178.7 million in the third quarter of 2000. The decrease in net sales was primarily attributable to revenues associated with McDonald's and Philip Morris and revenues associated with the CPG business sold in February 2001. See notes to consolidated financial statements.

Gross profit decreased $17.0 million, or 45%, to $20.4 million in the third quarter of 2001 from $37.4 million in the third quarter of 2000. As a percentage of net sales, gross profit increased to 21.7% in the third quarter of 2001 from 20.9% in the third quarter of 2000. The decrease in nominal gross margin dollars is primarily attributable to the decrease in revenues associated with McDonald's and Philip Morris and revenues associated with the CPG business. The increase in the gross margin percentage was due to the sales mix associated with certain promotional programs.

Selling, general and administrative expenses excluding amortization of goodwill totaled $19.7 million in the third quarter of 2001 as compared to $38.5 million in the third quarter of 2000. The Company's decreased spending was due principally to the effects of the sale of the CPG business. See notes to consolidated financial statements. As a percentage of net sales, selling, general and administrative costs totaled 21.0% in the third quarter of 2001 as compared to 21.5% in the third quarter of 2000 as a result of a lower sales base.

Other income of $3.5 million in the third quarter of 2001 represents a $4.0 million gain realized on the sale of an investment which was partially offset by a $.5 million charge to other expense to reflect an other-than-temporary investment impairment associated with its venture portfolio. The Company has recorded a $1.0 million charge to other expense in the third quarter of 2000 to reflect an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements.

As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see notes to consolidated financial statements) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. To the extent that these assets have been deemed to be unrealizable, a valuation allowance and tax provision of $22.6 million has been recorded in the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

As noted in the Loss of Significant Customers, Resulting Events and Going Concern section above, the Company took a series of actions in the third quarter of 2001 which resulted in recording a third quarter pre-tax charge of approximately $48.8 million. See notes to consolidated financial statements.

During the second quarter of 2001, the Company evaluated its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company and its subsidiaries have taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position have been consolidated under Allan I. Brown, who has served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing, Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

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

Net sales decreased $268.9 million, or 46%, to $311.4 million in the first nine months of 2001 from $580.3 million in the first nine months of 2000. The decrease in net sales was primarily attributable to revenues associated with McDonald's and Philip Morris and revenues associated with the CPG business sold in February 2001. See notes to consolidated financial statements.

Gross profit (excluding the restructuring charge in 2000) decreased $40.1 million, or 38%, to $64.3 million in the first nine months of 2001 from $104.4 million in the first nine months of 2000. As a percentage of net sales, gross profit increased to 20.7% in 2001 from 18.0% in 2000. The decrease in nominal gross margin dollars is primarily attributable to the decrease in revenues associated with McDonald's and Philip Morris and the revenues associated with the CPG business. The increase in the gross margin percentage was due to the sales mix associated with certain promotional programs.

Selling, general and administrative expenses, excluding amortization of goodwill, totaled $71.7 million in the first nine months of 2001 as compared to $116.0 million in the first nine months of 2000. The Company's decreased spending was due principally to the effects of the sale of the CPG business. See notes to consolidated financial statements. As a percentage of net sales, selling, general and administrative costs totaled 23.0% in the first nine months of 2001 as compared to 20.0% in the first nine months of 2000 as a result of a lower sales base.

Other income in 2001 includes a $4.0 million gain realized on the sale of an investment in the third quarter which was partially offset by a $1.3 million charge in the first nine months of 2001 to reflect an other-than-temporary investment impairment associated with its venture portfolio. Other income in 2000 includes a $3.2 million gain realized on the sale of an investment in the first quarter which was partially offset by a $2.0 million year to date charge related to an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements.

As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see notes to consolidated financial statements) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. To the extent that these assets have been deemed to be unrealizable, a valuation allowance and tax provision of $22.6 million has been recorded in the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2001 was $32.6 million compared to $60.4 million at December 31, 2000. Net cash used in operating activities during the first nine months of 2001 was $8.1 million, due primarily to a net loss of $86.3 million which was partially offset by a $46.9 million charge for impaired assets (primarily goodwill), $11.9 million of deferred income taxes, $8.9 million of non-cash restructuring charges and a $5.4 million net increase in cash from working capital items.

Net cash provided by investing activities in the first nine months of 2001 was $5.1 million, which was primarily attributable to $8.4 million of proceeds from the sale of the CPG business, which were partially offset by $2.9 million of property and equipment purchases. See notes to consolidated financial statements.

Net cash used in financing activities in the first nine months of 2001 was $4.3 million, which was primarily attributable to $5.1 million of repayments of short-term borrowings.

The matters discussed in the Loss of Significant Customers, Resulting Events and Going Concern section above, which will have a substantial adverse impact on the Company's cash position, raise substantial concern about the Company's ability to meet its future working capital obligations and raises substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure as all options are explored in the wake of these events. The options being considered include the sale of all or a portion of the Company and a reorganization and/or liquidation of the net assets of the Company which may be through bankruptcy proceedings. Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, and investment and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases.

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see notes to consolidated financial statements), the Company has accelerated the recognition of contingent payment obligations arising from the acquisition of Simon Marketing in 1997. Consequently, a $5.0 million third quarter 2001 charge to stockholders' equity is included in accrued expenses and other current liabilities to reflect these commitments. Payments to be made under these commitments totaling approximately $5.8 million are due in June 2002.

The Company currently has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in May 2002. In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21.0 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company had bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15.0 million and bank commitments to issue or consider issuing for standby letters of credit of up to $6.0 million through May 15, 2002. As a result of the loss of its McDonald's and Philip Morris business (see notes to consolidated financial statements) the Company no longer has the ability to issue a letter of credit under this facility without it being fully cash collateralized. As of September 30, 2001, the Company's borrowing capacity was $42.3 million, of which $1.6 million in letters of credit were outstanding. In addition, bank guarantees totaling $.3 million were outstanding at September 30, 2001. Borrowings under these facilities are collateralized by substantially all assets of the Company.

Restricted cash consists of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. The outstanding standby letters of credit have maturities ranging from February 2002 through October 2002.

The Company's second quarter 2001 restructuring action (see notes to consolidated financial statements) will have an adverse impact on the Company's cash position. Total cash outlays related to restructuring activities are expected to be approximately $11.3 million.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits have been filed in multiple jurisdictions nationwide against the Company and Simon Marketing. Additionally, on October 23, 2001, Simon Marketing filed suit against McDonald's in California Superior Court for the County of Los Angeles. Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with a former employee of Simon Marketing, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles. The complaint, which alleges breach of contract, unjust enrichment and breach of the implied covenant of good faith and fair dealing, seeks to recover in excess of $4 million in damages resulting from the termination of the Company's relationship with Philip Morris.

The above matters are more fully described in "Legal Actions Associated with the McDonald's Matter", above.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Retention and Amendment Agreement dated as of August 29, 2001 between Simon Worldwide, Inc. and Allan I. Brown.

     10.2 Form of Retention Agreement dated as of August 28, 2001 between Simon Worldwide, Inc. and each of George Golleher, Anthony Kouba and Joseph Bartlett.

     99.1 Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K dated August 21, 2001 with respect to the termination of its relationship with McDonalds and certain other customers and the resignation of two of its directors.

     The Company filed a Report on Form 8-K dated September 17, 2001 with respect to complaints filed against the registrant and its subsidiary Simon Marketing, Inc.

     The Company filed a Report on Form 8-K dated September 21, 2001 with respect to the reduction in force implemented by its subsidiary Simon Marketing, Inc. and which included an Amended Cautionary Statement as an exhibit.

     The Company filed a Report on Form 8-K dated October 30, 2001 with respect to a complaint filed by McDonald's Corporation against the registrant and its subsidiary Simon Marketing, Inc. and a complaint filed by Simon Marketing, Inc. and the registrant against McDonald's Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2001                SIMON WORLDWIDE, INC.
                                        /s/Allan I. Brown
                                        Allan I. Brown
                                        President and Chief Executive Officer
                                        (principal executive officer)



                                        /s/Paul J. Meade
                                        Paul J. Meade
                                        Chief Accounting Officer
                                        (principal accounting officer)