Form 10-K
period 2001-12-31
SIMON WORLDWIDE INC
filed 2002-03-29
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________

Commission file number: 0-21878

                              SIMON WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               04-3081657
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

      1900 AVENUE OF THE STARS                             101 EDGEWATER DRIVE
    LOS ANGELES, CALIFORNIA 90067                      WAKEFIELD, MASSACHUSETTS 01880
(Address of principal executive offices)       (Former address of principal executive offices)
             (Zip code)                                          (Zip code)

       Registrant's telephone number, including area code: (310) 553-4460

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 28, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was $2,331,026.

At February 28, 2002, 16,653,193 shares of the registrant's common stock were outstanding.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

In August 2001, Simon Worldwide, Inc. (referred to herein as "Simon Worldwide" or "the Company"), experienced the loss of its two largest customers: McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris") (see Loss of Customers, Resulting Events and Going Concern section below). Until the unanticipated events of August 2001 occurred, Simon Worldwide, a Delaware corporation that was founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer product and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively.

Beginning in 1996, the Company grew as a result of a series of acquisitions of companies engaged in the corporate catalog and advertising specialty segment of the promotion industry. Certain of these acquired companies operated within the Company's Corporate Promotions Group ("CPG") and had a history of disappointing financial results. As a result, the Company sold these businesses in February of 2001 (see 2001 Sale of Business section below).

In 1997, the Company expanded into the consumer promotion arena with its acquisition of Simon Marketing, Inc. ("Simon Marketing"), a Los Angeles-based marketing and promotion agency. The Company conducted its business with McDonald's through its Simon Marketing subsidiary. Simon Marketing designed and implemented marketing promotions for McDonald's, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing and promotional retail items.

In May 2000, Simon Worldwide announced that it would restructure the Company by integrating and streamlining the operations of its Custom Product and Licensing group, its division that provides custom designed product for large consumer promotions, and its CPG division into one product-focused business unit. As a result of the February 2001 sale of its CPG business, the Company implemented a second quarter 2001 restructuring plan with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model.

LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who was alleged to have embezzled winning game pieces from McDonald's promotional games administered by Simon Marketing. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida alleges that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing is identified in the Indictment, along with McDonald's, as one of the victims of Mr. Jacobson's alleged fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At December 31, 2001, Simon Worldwide had no customer backlog as compared to $236.9 million of written customer purchase orders at December 31, 2000. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

As a result of the loss of these major customers (as well as its other customers), along with the resulting legal matters discussed further below, there is substantial doubt about Simon Worldwide's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Simon Worldwide has taken and will continue to take action to reduce its cost structure. The Company has eliminated, or is in the process of eliminating, much of its operations throughout the world, including its sourcing arm in Asia and most of its worldwide sales and general and administrative operations. As of December 31, 2001, the Company had 136 employees worldwide and the Company expects to reduce its worldwide workforce to approximately 46 employees by the end of the first quarter of 2002. It is anticipated that the Company will be wound up and liquidated, possibly through bankruptcy proceedings, in the near future.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre-tax charges totaling approximately $80.3 million. These charges relate principally to the write-down of goodwill attributable to Simon Marketing ($46.7 million) and to a substantial reduction of its worldwide infrastructure; including, asset write-downs ($22.4 million), lump-sum severance costs associated with the termination of approximately 377 employees ($6.3 million), lease cancellations ($1.8 million), legal fees ($1.7 million) and other costs associated with the McDonald's and Philip Morris matters ($1.4 million).

In order to induce their continued commitment to provide vital services to the Company in the wake of the events of August 2001, in the third quarter of 2001 the Company entered into retention arrangements with its Chief Executive Officer, each of the three non-management members of the Company's Board of Directors (the "Board") and key members of management of Simon Marketing. As a further inducement to the Company's directors to continue their service to the Company, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. (See notes to consolidated financial statements.) Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee which the Company is unable to pay. These arrangements, and the severance arrangements described below, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors.

In connection with the wind-down of its business operations and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its Chief Executive Officer ("CEO") in March 2002. In accordance with the terms of this Agreement, the CEO's employment with the Company terminated in March 2002 (the CEO will remain on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the CEO and the Company were terminated, including the CEO's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. (For additional information related to the CEO's retention agreement, see the Company's 2001 third quarter Form 10-Q.) The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board consisting of Messrs. Golleher and Kouba, in consultation with outside financial, accounting, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4.6 million, relating principally to the forgiveness of indebtedness of the CEO to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the CEO. The Company received a full release from the CEO in connection with this Agreement, and the Company provided the CEO with a full release. Additionally, the Agreement calls for the CEO to provide consulting services to the Company for a period of six months after the CEO's employment with the Company terminated in exchange for a fee of $46,666 per month, plus specified expenses. See notes to consolidated financial statements and Executive Compensation.

On August 28, 2001, the Company entered into retention letter agreements with each of Joseph Bartlett, George Golleher and Anthony Kouba, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150,000 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside of Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy). See Directors' Compensation.

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provide for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. The terms of these severance agreements were generally consistent with the terms of the employees' prior retention agreements. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements are approximately $3.1 million. Approximately $1.7 million of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and have been released back to the Company in 2002 upon making of retention and severance payments to these applicable employees.

Legal Actions Associated with the McDonald's Matter

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in multiple jurisdictions nationwide. Plaintiffs in these actions assert diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey and Illinois also allege a pattern of racketeering.

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

The lawsuits remain in the very early stages and discovery has yet to commence in any of these proceedings. Simon Marketing has consented to the removal to federal court by McDonald's of each of the complaints filed in state courts other than in California and Illinois. Plaintiffs in some of these cases have moved to remand the cases to state court. In those cases in which courts have ruled on the remand motions, they have been denied in all but the case pending in Florida district court, which recently remanded the case to Florida state court. Other remand motions remain pending. On October 9, 2001, McDonald's filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all complaints pending in federal courts nationwide, including the removed cases and subsequently filed cases, to a single federal court in the Northern District of Illinois. On February 21, 2002, the Judicial Panel granted McDonald's motion and ordered cases pending in the districts of Arizona, the Eastern District of Arkansas, the Northern District of Florida, the Northern District of Illinois, New Jersey, the Eastern District of Pennsylvania, and the Western District of Tennessee transferred to the Northern District of Illinois. The Judicial Panel further identified subsequently filed actions now pending in the District of Columbia, the Western District of Kentucky, the Middle District of Louisiana, the Eastern District of Missouri, and the Northern District of Ohio as subject to potential transfer as tag along actions. On October 12, 2001, McDonald's, with Simon Marketing's consent, filed a Petition to Coordinate in a single court in Orange County all actions pending in California State Superior Court. Recently, the Petition was granted and on February 7, 2002 all cases pending in California state court were assigned to the Honorable Ronald Bauer in Orange County. In addition, the Illinois state court actions remain consolidated before a single judge.

The Company is currently involved in negotiations to settle these actions as part of a single nationwide class action settlement. The Company is unable to predict the outcome of any or all of these lawsuits and the ultimate effect, if any, on the Company's financial condition, results of operations or net cash flows.

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

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. Settlement discussions are ongoing.

The Company is unable to predict the outcome of the McDonald's complaint, or of its suit against McDonald's or its settlement discussions with Philip Morris, and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. The Company is unable to predict the outcome of this lawsuit or the ultimate effect, if any, of it on the Company's financial condition, results of operations or net cash flows.

Outlook

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters as discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure. It is anticipated that the Company will be wound up and liquidated, possibly through bankruptcy proceedings, in the near future.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001 and October 30, 2001, respectively.

1999 YUCAIPA INVESTMENT

In November 1999, The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25 million into Simon Worldwide in exchange for 25,000 shares of a new series A convertible preferred stock and a warrant to purchase an additional 15,000 shares of series A convertible preferred stock. In connection with the investment, which was approved by Simon Worldwide's stockholders, Simon Worldwide's Board of Directors was increased to seven and three designees of Yucaipa, including Yucaipa's managing partner, Ronald W. Burkle, were elected to Simon Worldwide's board and Mr. Burkle was elected chairman. Mr. Burkle and Erika Paulson, a Yucaipa representative on the Board of Directors, resigned from Simon Worldwide's Board of Directors in August 2001. Additionally, in November 1999, the Company entered into a five year Management Agreement with Yucaipa whereby Yucaipa provides Simon Worldwide with management and consultation services in exchange for an annual fee of $500,000 per year.

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

2001 SALE OF BUSINESS

Pursuant to its decision in December 2000, the Company sold its CPG business on February 15, 2001 to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. The 2000 financial statements reflected this transaction and included a pre-tax charge recorded in the fourth quarter of 2000 of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which was associated with the write-off of goodwill attributable to CPG. CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. and Tonkin, Inc. in 1996 and 1997, respectively. The sale of CPG effectively terminated the restructuring effort announced by the Company in May 2000 with respect to the CPG business. For additional information related to this transaction, reference is made to the Company's Report on Form 8-K dated February 15, 2001.

Following the closing of the sale of the CPG business, certain disputes arose between the Company and Cyrk. In March 2002, the Company entered into a settlement agreement with Cyrk. Under the settlement agreement: (1) the Company contributed $500,000 towards the settlement of a lawsuit against the Company and Cyrk made by a former employee, (2) the Company cancelled the remaining indebtedness outstanding under Cyrk's subordinated promissory note in favor of the Company in the original principal amount of $2.3 million, (3) Cyrk agreed to vacate the Danvers, Massachusetts facility by June 15, 2002 and that lease shall terminate as of June 30, 2002 (see Item 2. Properties below), (4) Cyrk and the Company each released the other from all known and unknown claims (subject to limited exceptions) including Cyrk's release of all indemnity claims made against the Company arising out of its purchase of the CPG business, and (5) a letter of credit in the amount of $500,000 will be provided by Cyrk for the benefit of the Company to support a portion of a $4.2 million letter of credit provided by the Company for the benefit of Cyrk in connection with Cyrk's purchase of the CPG business. If Cyrk fails to perform its obligations under this agreement, or fails to perform and discharge liabilities assumed in connection with its purchase of the CPG business, then all or a portion of Cyrk's indebtedness to the Company under the subordinated promissory note may be reinstated. Pursuant to this agreement, the Company's 2001 financial statements have been adjusted to reflect the settlement, and include a pre-tax charge of $2.3 million associated with the write-off of the subordinated note.

2001 RESTRUCTURING

After the February 2001 sale of its CPG business, the Company implemented a second quarter 2001 restructuring plan to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position had been consolidated under Allan I. Brown, who had served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing, Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. The restructuring plan was substantially complete by the end of 2001. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

ITEM 2.  PROPERTIES.

As a consequence of the loss of its two major customers and its resulting effects (see Item 1 above), including substantial doubt about the Company's ability to continue as a going concern, the Company has taken action to significantly reduce its worldwide infrastructure. As such, the Company has eliminated approximately 377 positions worldwide and has taken and will continue to take action to reduce its global property commitments as it winds down its business.

At December 31, 2001, Simon Worldwide leased approximately 47,900 square feet of office space in Wakefield, Massachusetts under a lease that expires in March 2005 and has an annual base rent of approximately $623,000. The Company is currently negotiating with its landlord to settle its remaining lease obligation and the Company expects to vacate its Wakefield premises in the first half of 2002 and transfer all remaining Simon Worldwide activity to Los Angeles.

Until February 2001, the Company also leased approximately 120,000 square feet of warehouse space in Danvers, Massachusetts under the terms of a lease which expires in December 2011 and has an annual base rent of approximately $460,000. As a result of the CPG sale in February 2001, the buyer became the primary obligor under this lease; however, Simon Worldwide remained liable under this lease to the extent that the buyer does not perform its obligations under the lease. Pursuant to an agreement entered into in March 2002 among the Company, the buyer and the landlord, the lease will terminate effective June 30, 2002, along with any and all obligations of the Company under the lease.

Related to its Simon Marketing operations, the Company negotiated early terminations of all its domestic leases in the first quarter of 2002. Simon Marketing will remain in a portion of its Los Angeles office space until the second quarter of 2002, at which time it expects to relocate its remaining scaled-down operations to smaller office space.

In addition to its domestic lease facilities, the Company has also negotiated or is in the process of negotiating early lease terminations of its Asian and European office and warehouse space.

The Company expects to make aggregate payments totaling approximately $2.2 million in the first half of 2002 related to the early termination of its various worldwide facilities leases.

For a summary of the Company's minimum rental commitments under all noncancelable operating leases as of December 31, 2001, see notes to consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS.

Legal Actions Associated with the McDonald's Matter

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in multiple jurisdictions nationwide. Plaintiffs in these actions assert diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey and Illinois also allege a pattern of racketeering.

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

The lawsuits remain in the very early stages and discovery has yet to commence in any of these proceedings. Simon Marketing has consented to the removal to federal court by McDonald's of each of the complaints filed in state courts other than in California and Illinois. Plaintiffs in some of these cases have moved to remand the cases to state court. In those cases in which courts have ruled on the remand motions, they have been denied in all but the case pending in Florida district court, which recently remanded the case to Florida state court. Other remand motions remain pending. On October 9, 2001, McDonald's filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all complaints pending in federal courts nationwide, including the removed cases and subsequently filed cases, to a single federal court in the Northern District of Illinois. On February 21, 2002, the Judicial Panel granted McDonald's motion and ordered cases pending in the districts of Arizona, the Eastern District of Arkansas, the Northern District of Florida, the Northern District of Illinois, New Jersey, the Eastern District of Pennsylvania, and the Western District of Tennessee transferred to the Northern District of Illinois. The Judicial Panel further identified subsequently filed actions now pending in the District of Columbia, the Western District of Kentucky, the Middle District of Louisiana, the Eastern District of Missouri, and the Northern District of Ohio as subject to potential transfer as tag along actions. On October 12, 2001, McDonald's, with Simon Marketing's consent, filed a Petition to Coordinate in a single court in Orange County all actions pending in California State Superior Court. Recently, the Petition was granted and on February 7, 2002 all cases pending in California state court were assigned to the Honorable Ronald Bauer in Orange County. In addition, the Illinois state court actions remain consolidated before a single judge.

The Company is currently involved in negotiations to settle these actions as part of a single nationwide class action settlement. The Company is unable to predict the outcome of any or all of these lawsuits and the ultimate effect, if any, on the Company's financial condition, results of operations or net cash flows.

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

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. Settlement discussions are ongoing.

The Company is unable to predict the outcome of the McDonald's complaint, or of its suit against McDonald's or its settlement discussions with Philip Morris, and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. The Company is unable to predict the outcome of this lawsuit or the ultimate effect, if any, of it on the Company's financial condition, results of operations or net cash flows.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001 and October 30, 2001, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's stock is traded on The Nasdaq Stock Market under the symbol SWWI. The Company has been informed by Nasdaq that its shares of common stock will be delisted from the The Nasdaq Stock Market on or after May 15, 2002 as a result of the Company not satisfying certain Nasdaq listing requirements. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported by The Nasdaq Stock Market's National Market.

                                          2001                                      2000
                             High                     Low              High                     Low
                             ----                     ---              ----                     ---
First Quarter               $4.13                    $2.00            $13.63                   $7.00
Second Quarter               2.99                     1.72              9.31                    4.31
Third Quarter                3.34                      .16              7.50                    2.94
Fourth Quarter                .37                      .09              4.47                    1.81

As of February 28, 2002, the Company had approximately 346 holders of record (representing approximately 5,500 beneficial owners) of its common stock. The last reported sale price of the Company's common stock on February 28, 2002 was $.15.

The Company has never paid cash dividends, other than Series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED INCOME                                     For the Years Ended December 31,
STATEMENT DATA:                     2001              2000              1999             1998              1997(5)
                                    ----              ----              ----             ----              ----
                                                 (In thousands, except per share data)
Net sales                         $ 324,040         $768,450          $988,844         $757,753          $558,623
Net income (loss)                  (122,345)(1)      (69,715)(2)        11,136(3)       (3,016)(4)         3,236
Earnings (loss) per
  common share - basic                (7.50)(1)        (4.43)(2)          0.70(3)         (0.20)(4)          0.26
Earnings (loss) per
  common share - diluted              (7.50)(1)        (4.43)(2)          0.67(3)         (0.20)(4)          0.25


SELECTED BALANCE                                                     December 31,
SHEET DATA:                         2001              2000              1999             1998              1997
                                    ----              ----              ----             ----              ----
                                                                    (In thousands)
Working capital                   $ 4,572           $ 60,371          $110,823         $ 87,517          $ 61,314
Total assets                       77,936            252,435           369,148          337,341           313,845
Long-term obligations               6,785              6,587             9,156           12,099             9,611
Redeemable preferred
  stock                            26,538             25,500            25,000               --                --
Stockholders' (deficit) equity        (11,497)          116,176           186,077          177,655           160,353

(1) Includes $46,671 of pre-tax impairment of intangible asset, $33,644 of pre-tax charges attributable to loss of significant customers and $20,212 of pre-tax restructuring and nonrecurring charges. See notes to consolidated financial statements.

(2) Includes $50,103 of pre-tax loss on sale of business and $6,395 of pre-tax restructuring and nonrecurring charges. See notes to consolidated financial statements.

(3) Includes $1,675 of pre-tax nonrecurring charges. See notes to consolidated financial statements.

(4)   Includes $15,288 of pre-tax restructuring and nonrecurring charges.

(5) Includes the results of operations of acquired companies from the acquisition dates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to this Report on Form 10-K.

GENERAL

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris") (see Loss of Customers, Resulting Events and Going Concern section below). Until the unanticipated events of August 2001 occurred, the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer product and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively.

Beginning in 1996, the Company grew as a result of a series of acquisitions of companies engaged in the corporate catalog and advertising specialty segment of the promotion industry. Certain of these acquired companies operated within the Company's Corporate Promotions Group ("CPG") and had a history of disappointing financial results. As a result, the Company sold these businesses in February of 2001 (see Sale of Business section below).

In 1997, the Company expanded into the consumer promotion arena with its acquisition of Simon Marketing, Inc. ("Simon Marketing"), a Los Angeles-based marketing and promotion agency. The Company conducted its business with McDonald's through its Simon Marketing subsidiary. Simon Marketing designed and implemented marketing promotions for McDonald's, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing and promotional retail items.

LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who was alleged to have embezzled winning game pieces from McDonald's promotional games administered by Simon Marketing. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida alleges that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing is identified in the Indictment, along with McDonald's, as one of the victims of Mr. Jacobson's alleged fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

At December 31, 2001, the Company had no customer backlog as compared to $236.9 million of written customer purchase orders at December 31, 2000.

As a result of the loss of these major customers (as well as its other customers), along with the resulting legal matters discussed further below, there is substantial doubt about Simon Worldwide's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Simon Worldwide has taken and will continue to take action to reduce its cost structure. The Company has eliminated, or is in the process of eliminating, much of its operations throughout the world, including its sourcing arm in Asia and most of its worldwide sales and general and administrative operations. As of December 31, 2001, the Company had 136 employees worldwide and the Company expects to reduce its worldwide workforce to approximately 46 employees by the end of the first quarter of 2002. It is anticipated that the Company will be wound up and liquidated, possibly through bankruptcy proceedings, in the near future.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre-tax charges totaling approximately $80.3 million. These charges relate principally to the write-down of goodwill attributable to Simon Marketing ($46.7 million) and to a substantial reduction of its worldwide infrastructure; including, asset write-downs ($22.4 million), lump-sum severance costs associated with the termination of approximately 377 employees ($6.3 million), lease cancellations ($1.8 million), legal fees ($1.7 million) and other costs associated with the McDonald's and Philip Morris matters ($1.4 million).

In order to induce their continued commitment to provide vital services to the Company in the wake of the events of August 2001, in the third quarter of 2001 the Company entered into retention arrangements with its Chief Executive Officer, each of the three non-management members of the Company's Board of Directors (the "Board") and key members of management of Simon Marketing. As a further inducement to the Company's directors to continue their service to the Company, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. (See notes to consolidated financial statements.) Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee which the Company is unable to pay. These arrangements, and the severance arrangements described below, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors.

In connection with the wind-down of its business operations and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its Chief Executive Officer ("CEO") in March 2002. In accordance with the terms of this Agreement, the CEO's employment with the Company terminated in March 2002 (the CEO will remain on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the CEO and the Company were terminated, including the CEO's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. (For additional information related to the CEO's retention agreement, see the Company's 2001 third quarter Form 10-Q.) The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board consisting of Messrs. Golleher and Kouba, in consultation with outside financial, accounting, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4.6 million, relating principally to the forgiveness of indebtedness of the CEO to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the CEO. The Company received a full release from the CEO in connection with this Agreement, and the Company provided the CEO with a full release. Additionally, the Agreement calls for the CEO to provide consulting services to the Company for a period of six months after the CEO's employment with the Company terminated in exchange for a fee of $46,666 per month, plus specified expenses. See notes to consolidated financial statements and Executive Compensation.

On August 28, 2001, the Company entered into retention letter agreements with each of Joseph Bartlett, George Golleher and Anthony Kouba, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150,000 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside of Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy). See Directors' Compensation.

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provide for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. The terms of these severance agreements were generally consistent with the terms of the employees' prior retention agreements. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements are approximately $3.1 million. Approximately $1.7 million of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and have been released back to the Company in 2002 upon making of retention and severance payments to these applicable employees.

Legal Actions Associated with the McDonald's Matter

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in multiple jurisdictions nationwide. Plaintiffs in these actions assert diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey and Illinois also allege a pattern of racketeering.

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

The lawsuits remain in the very early stages and discovery has yet to commence in any of these proceedings. Simon Marketing has consented to the removal to federal court by McDonald's of each of the complaints filed in state courts other than in California and Illinois. Plaintiffs in some of these cases have moved to remand the cases to state court. In those cases in which courts have ruled on the remand motions, they have been denied in all but the case pending in Florida district court, which recently remanded the case to Florida state court. Other remand motions remain pending. On October 9, 2001, McDonald's filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all complaints pending in federal courts nationwide, including the removed cases and subsequently filed cases, to a single federal court in the Northern District of Illinois. On February 21, 2002, the Judicial Panel granted McDonald's motion and ordered cases pending in the districts of Arizona, the Eastern District of Arkansas, the Northern District of Florida, the Northern District of Illinois, New Jersey, the Eastern District of Pennsylvania, and the Western District of Tennessee transferred to the Northern District of Illinois. The Judicial Panel further identified subsequently filed actions now pending in the District of Columbia, the Western District of Kentucky, the Middle District of Louisiana, the Eastern District of Missouri, and the Northern District of Ohio as subject to potential transfer as tag along actions. On October 12, 2001, McDonald's, with Simon Marketing's consent, filed a Petition to Coordinate in a single court in Orange County all actions pending in California State Superior Court. Recently, the Petition was granted and on February 7, 2002 all cases pending in California state court were assigned to the Honorable Ronald Bauer in Orange County. In addition, the Illinois state court actions remain consolidated before a single judge.

The Company is currently involved in negotiations to settle these actions as part of a single nationwide class action settlement. The Company is unable to predict the outcome of any or all of these lawsuits and the ultimate effect, if any, on the Company's financial condition, results of operations or net cash flows.

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

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the actions without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. Settlement discussions are ongoing.

The Company is unable to predict the outcome of the McDonald's complaint, or of its suit against McDonald's or its settlement discussions with Philip Morris, and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. The Company is unable to predict the outcome of this lawsuit or the ultimate effect, if any, of it on the Company's financial condition, results of operations or net cash flows.

Outlook

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters as discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure. It is anticipated that the Company will be wound up and liquidated, possibly through bankruptcy proceedings, in the near future.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001 and October 30, 2001, respectively.

SALE OF BUSINESS

Pursuant to its decision in December 2000, the Company sold its CPG business on February 15, 2001 to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14.0 million, which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. The 2000 financial statements reflected this transaction and included a pre-tax charge recorded in the fourth quarter of 2000 of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which was associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $49.0 million or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146.8 million, or 19% of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were $17.7 million, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were $33.6 million, or 19% of consolidated Company revenues.

CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Cyrk purchased from the Company (i) all of the outstanding capital stock of Cyrk Acquisition Corp. ("CAC"), successor to the business of MI, and Tonkin, each a wholly-owned subsidiary of the Company,
(ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Cyrk assumed certain liabilities of the CPG business as specified in the Purchase Agreement and all of the assets and liabilities of CAC and Tonkin and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name, Cyrk, to the buyer. Cyrk extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Cyrk and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

The sale of CPG effectively terminated the restructuring effort announced by the Company in May 2000 with respect to the CPG business.

For additional information related to this transaction, reference is made to the Company's Report on Form 8-K dated February 15, 2001.

Following the closing of the sale of the CPG business, certain disputes arose between the Company and Cyrk. In March 2002, the Company entered into a settlement agreement with Cyrk. Under the settlement agreement: (1) the Company contributed $500,000 towards the settlement of a lawsuit against the Company and Cyrk made by a former employee, (2) the Company cancelled the remaining indebtedness outstanding under Cyrk's subordinated promissory note in favor of the Company in the original principal amount of $2.3 million, (3) Cyrk agreed to vacate the Danvers, Massachusetts facility by June 15, 2002 and that lease shall terminate as of June 30, 2002, (4) Cyrk and the Company each released the other from all known and unknown claims (subject to limited exceptions) including Cyrk's release of all indemnity claims made against the Company arising out of its purchase of the CPG business, and (5) a letter of credit in the amount of $500,000 will be provided by Cyrk for the benefit of the Company to support a portion of a $4.2 million letter of credit provided by the Company for the benefit of Cyrk in connection with Cyrk's purchase of the CPG business. If Cyrk fails to perform its obligations under this agreement, or fails to perform and discharge liabilities assumed in connection with its purchase of the CPG business, then all or a portion of Cyrk's indebtedness to the Company under the subordinated promissory note may be reinstated. Pursuant to this agreement, the Company's 2001 financial statements have been adjusted to reflect the settlement, and include a pre-tax charge of $2.3 million associated with the write-off of the subordinated note.

2001 RESTRUCTURING

After the February 2001 sale of its CPG business, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position had been consolidated under Allan I. Brown, who had served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing, Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the UK business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). Total cash outlays related to restructuring activities are expected to be approximately $11.3 million. The restructuring plan was substantially complete by the end of 2001.

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

1999 EQUITY INVESTMENT

In November 1999, The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25 million in the Company in exchange for convertible preferred stock and a warrant to purchase an additional $15 million of convertible preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders held on November 10, 1999, Yucaipa, through an affiliate, purchased 25,000 shares of a new series of Company convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and received a warrant to purchase an additional 15,000 shares of a new series of Company convertible preferred stock (initially convertible into 1,666,667 shares of Company common stock). The net proceeds ($20.6 million) from this transaction were used for general corporate purposes.

As of December 31, 2001, assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 16% of the then outstanding common shares. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Yucaipa would own a total of approximately 23% of the then outstanding common shares making it the Company's largest shareholder.

In connection with this transaction, Ronald W. Burkle, managing partner of Yucaipa, was appointed chairman of the Company's Board of Directors. In addition to Mr. Burkle, Yucaipa is entitled to nominate two individuals to a seven-person Simon Worldwide Board of Directors. Mr. Burkle and Erika Paulson, a Yucaipa representative on the Board of Directors, resigned from Simon Worldwide's Board of Directors in August 2001. Additionally, in November 1999, the Company agreed to pay Yucaipa an annual management fee of $500,000 for a five-year term for which Yucaipa will provide general business consultation and advice and management services. See notes to consolidated financial statements.

For additional information related to this transaction, reference is made to the Company's Report on Form 8-K and its proxy statement filed on Schedule 14A with the Securities and Exchange Commission, dated September 1, 1999 and October 12, 1999, respectively.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management applies the following critical accounting policies in the preparation of the Company's consolidated financial statements:

Accounts Receivable/Allowance for Doubtful Accounts. The Company evaluates the collectibility of its accounts receivable on a specific identification basis. In circumstances where the Company is aware of a customer's inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. The Company recorded bad debt expense of approximately $15.5 million in 2001. The allowance for doubtful accounts at December 31, 2001, of approximately $15.6 million, includes a reserve to cover amounts due primarily from McDonald's. See Loss of Customers, Resulting Events and Going Concern above and see notes to consolidated financial statements.

Long-term Investments. At December 31, 2001, the Company has investments in two privately-held, Internet-related companies, totaling $10.5 million that are being accounted for under the cost method. ($10.0 million is an indirect investment, through a limited liability company that is controlled by Yucaipa, in Alliance Entertainment Corp. ("Alliance"). Yucaipa is believed to be indirectly a significant shareholder in Alliance. Alliance is one of the nation's largest home entertainment product distribution, fulfillment, and infrastructure companies providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions.) These companies are subject to all the risks inherent in the Internet, including their dependency upon the widespread acceptance and use of the Internet as an effective medium of commerce. Periodically, the Company performs a review of the carrying value of its investments in these two companies and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. If deemed necessary, the Company would adjust the carrying value of its investments to reflect an impairment that is considered to be other than temporary. Based on its year-end evaluation, the Company believes that the carrying value of these investments at December 31, 2001 is fairly and properly stated. While the Company will continue to periodically evaluate its investments, there can be no assurance as to the future success of these companies, and thus the Company might not ever realize any benefits from, or recover the cost of, its investments. See notes to consolidated financial statements.

Accounts Payable, Trade and Accrued Expenses. The Company's trade payables at year-end represent specific amounts due to a variety of suppliers and vendors ("vendors") worldwide for products and services delivered to and/or provided to the Company through December 31, 2001. Additionally, accrued expenses at year-end include specific Company liabilities and contingent payment obligations to various vendors and former employees, respectively. Subsequent to December 31, 2001, and related to the winding down of its business affairs associated with the loss of its two largest customers (as well as its other customers) (see Loss of Customers, Resulting Events and Going Concern above and see notes to consolidated financial statements), the Company has negotiated and will continue to negotiate settlements related to many of its year-end liabilities. Approximately $14.0 million of the Company's liabilities have been settled subsequent to year-end. The negotiated settlements were on terms generally more favorable to the Company than required by the original terms of these obligations.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following table includes certain significant contractual obligations of the Company at December 31, 2001. See notes to consolidated financial statements for additional information related to these and other obligations.


                                                                            Payments Due by Period
                                                                Less Than             1-3              4-5            After 5
                                                 Total            1 Year             Years            Years            Years
                                               -------           -------           -------           ------            -----
                                                                                (In thousands)
Long-term debt                                 $    --            $   --           $    --           $   --            $  --
Capital lease obligations                        1,920               457             1,463               --               --
Operating leases (1)                            23,535             2,524            13,484            7,527               --
Unconditional purchase obligations                  --                --                --               --               --
Contingent payment obligations (2)               5,872             5,872                --               --               --
Other long-term obligations                      5,322                --             5,322               --               --
                                               -------            ------           -------           ------            -----
Total contractual cash obligations             $36,649            $8,853           $20,269           $7,527            $  --
                                               =======            ======           =======           ======            =====

(1) Payments for operating leases are recognized as an expense in the Consolidated Statement of Operations as incurred.

(2) Contingent payment obligations arose from the acquisition of Simon Marketing in 1997 and payment is due in June 2002. See Note 21 in consolidated notes to financial statements.

OTHER COMMERCIAL COMMITMENTS

The following table includes certain commercial commitments of the Company at December 31, 2001. See notes to consolidated financial statements for additional information related to these and other commitments.

                                                                       Amount of Commitment Expiration
                                                                                 Per Period

                                                 Total
                                                Amounts          Less Than            1-3              4-5            Over 5
                                               Committed           1 Year            Years            Years            Years
                                               ---------           ------            -----            -----           ------
                                                                              (In thousands)
Lines of credit (1)                             $21,000           $21,000            $  --            $  --            $  --
Standby letters of credit (1)                     5,700             5,700               --               --               --
Guarantees                                          328               328               --               --               --
Standby repurchase obligations                       --                --               --               --               --
Other commercial commitments                         --                --               --               --               --
                                                -------           -------             -----            -----            -----
Total commercial commitments                    $27,028           $27,028            $  --            $  --            $  --
                                                =======           =======             =====            =====            =====

(1) As a result of the loss of its McDonald's and Philip Morris business (see Loss of Customers, Resulting Events and Going Concern above and see notes to consolidated financial statements), the Company no longer has the ability to borrow under its revolving credit facility or to issue a letter of credit under any of its existing credit facilities without it being fully cash collateralized.

RESULTS OF OPERATIONS

2001 Compared to 2000

As noted in the Loss of Customers, Resulting Events and Going Concern and the 2001 Restructuring sections above, the Company took a series of actions in 2001 which resulted in recording a 2001 pre-tax charge of approximately $80.3 million. See notes to consolidated financial statements.

Net sales decreased $444.4 million, or 58%, to $324.0 million in 2001 from $768.4 million in 2000. The decrease in net sales was primarily attributable to revenues associated with McDonald's and Philip Morris and revenues associated with the CPG business sold in February 2001. See notes to consolidated financial statements.

Gross profit decreased $72.3 million, or 50%, to $71.7 million in 2001 from $144.0 million in 2000. As a percentage of net sales, gross profit increased to 22.1% in 2001 from 18.7% in 2000. The decrease in nominal gross margin dollars is primarily attributable to the decrease in revenues associated with McDonald's and Philip Morris and the revenues associated with the CPG business. The increase in the gross margin percentage was due to the sales mix associated with certain promotional programs.

Selling, general and administrative expenses totaled $81.4 million in 2001 as compared to $162.2 million in 2000. The Company's decreased spending was due principally to the effects of the sale of the CPG business and the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements. As a percentage of net sales, selling, general and administrative costs totaled 25.1% in 2001 as compared to 21.1% in 2000 as a result of a lower sales base.

In connection with its May 2000 announcement to restructure its promotional product divisions, the Company recorded a pre-tax restructuring charge of $5.7 million (including the $1.7 million inventory write-down charged against gross profit). See notes to consolidated financial statements.

The Company also recorded a nonrecurring pre-tax charge to operations of $.7 million in 2000 associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer. See notes to consolidated financial statements.

Other income in 2001 includes a $4.2 million gain realized on the sale of an investment which was partially offset by a $3.2 million charge to reflect an other-than-temporary investment impairment. Other expense in 2000 includes a $4.5 million charge related to an other-than-temporary investment impairment associated with the Company's venture portfolio which was partially offset by a $3.2 million gain realized on the sale of an investment. See notes to consolidated financial statements.

Pursuant to a March 2002 settlement agreement with Cyrk as described above, the Company recorded a 2001 pre-tax loss of $2.3 million associated with the write-off of a subordinated note from Cyrk. In connection with the February 2001 sale of its CPG business, the Company recognized a 2000 pre-tax loss of $50.1 million, $22.7 million of which is associated with the write-off of goodwill attributable to CPG. See notes to consolidated financial statements.

As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has considered recent events (see notes to consolidated financial statements) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. To the extent that these assets have been deemed to be unrealizable, a valuation allowance and tax provision of $22.6 million was recorded in the third quarter of 2001. See notes to consolidated financial statements.

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

Other expense in 2000 includes a $4.5 million charge related to an other-than-temporary investment impairment associated with the Company's venture portfolio which was partially offset by a $3.2 million gain realized on the sale of an investment. See notes to consolidated financial statements. Other income of $2.8 million in 1999 represents a gain realized on the sale of an investment.

In connection with the February 2001 sale of its CPG business, the Company recognized a 2000 pre-tax loss of $50.1 million, $22.7 million of which is associated with the write-off of goodwill attributable to CPG. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section above, which will have a substantial adverse impact on the Company's cash position, raise substantial concern about the Company's ability to meet its future working capital obligations and raises substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure. It is anticipated that the Company will be wound up and liquidated, possibly through bankruptcy proceedings, in the near future. Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, and investment and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases.

Working capital at December 31, 2001 was $4.6 million compared to $60.4 million at December 31, 2000. Net cash used in operating activities during 2001 was $22.2 million, due primarily to a net loss of $122.3 million which was partially offset by a $69.1 million charge for impaired assets (primarily goodwill and accounts receivable), $11.9 million of deferred income taxes, $9.0 million of non-cash restructuring charges, $5.2 million of depreciation and amortization and a $.9 million net increase in cash from working capital items. Net cash used in operating activities during 2000 was $11.8 million, due principally to a net loss of $69.7 million and a $34.9 million decrease in accrued expenses, which were partially offset by the loss on sale of business of $47.9 million, a $20.1 million decrease in inventories, a $10.7 million decrease in accounts receivable and $9.6 million of depreciation and amortization.

Net cash used in investing activities in 2001 was $.3 million, which was primarily attributable to an $8.7 million increase in restricted cash, $7.9 million of investment purchases and $2.9 million of purchases of property and equipment, which were partially offset by $11.1 million of proceeds from the sale of investments and $8.4 million of proceeds from the sale of the CPG business. See notes to consolidated financial statements. Net cash used in investing activities in 2000 was $13.9 million, which was primarily attributable to $12.8 million of purchases of property and equipment.

Net cash used in financing activities in 2001 was $4.2 million, which was primarily attributable to $5.1 million of repayments of short-term borrowings. Net cash used in financing activities in 2000 was $5.9 million which was primarily attributable to $5.9 million of repayments of short-term borrowings and long-term obligations.

In February 2001, the Company sold its CPG business for approximately $14.0 million, which included approximately $3.7 million of Company debt that was assumed by the buyer. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note, with the balance being paid in cash. Pursuant to a March 2002 settlement agreement between the Company and Cyrk, this note has been cancelled. See Sale of Business above and notes to consolidated financial statements.

Subsequent to December 31, 2001, and related to the winding down of its business affairs associated with the loss of its two largest customers, as well as the loss of its other customers, (see notes to consolidated financial statements), the Company has negotiated early terminations on many of its facility and non-facility operating leases, and has also negotiated settlements related to liabilities with many of its suppliers. Approximately $20.0 million of the Company's liabilities have been settled subsequent to year-end. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations.

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see notes to consolidated financial statements), the Company recorded a $5.0 million charge in the third quarter of 2001 to accelerate the recognition of contingent payment obligations (due in June 2002) arising from the acquisition of Simon Marketing in 1997. Pursuant to Separation, Settlement and General Release Agreements entered into in the first quarter of 2002 with three former employees, the Company settled its contingent payment obligation with these individuals at an aggregate amount of approximately $1.0 million less than its recorded liability. Settlement discussions with the remaining three individuals associated with this contingent obligation are ongoing.

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Trust") which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants. (See notes to consolidated financial statements.)

The Company has available several worldwide bank letter of credit and revolving credit facilities which expire at various dates beginning in May 2002. In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21.0 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company had bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15.0 million and bank commitments to issue or consider issuing for standby letters of credit of up to $6.0 million through May 15, 2002. As a result of the loss of its McDonald's and Philip Morris business (see notes to consolidated financial statements) the Company no longer has the ability to borrow under its revolving credit facility or to issue a letter of credit under any of its existing credit facilities without it being fully cash collateralized. As of December 31, 2001, the Company's borrowing capacity was $21.0 million, of which $.5 million in letters of credit were outstanding. In addition, bank guarantees totaling $.3 million were outstanding at December 31, 2001. Borrowings under these facilities are collateralized by substantially all of the assets of the Company.

Restricted cash consists of $6.2 million deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and $2.5 million which was segregated in separate cash accounts in which security interests have been granted to certain employees for retention payments. The $2.5 million was released back to the Company in the first quarter of 2002 upon making of retention and severance payments to these applicable employees. The outstanding standby letters of credit have maturities ranging from February 2002 through October 2002.

The Company's second quarter 2001 restructuring actions (see notes to consolidated financial statements) have had and will continue to have an adverse impact on the Company's cash position. Total cash outlays related to restructuring activities are expected to be approximately $11.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                                                    PAGE
                                                                                                    ----
Report of Independent Accountants                                                                    39
Consolidated Balance Sheets as of December 31, 2001 and 2000                                         40
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999           41
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31,
    2001, 2000 and 1999                                                                              42
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999           43
Notes to Consolidated Financial Statements                                                          44-59

Schedule II:  Valuation and Qualifying Accounts                                                      60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT.

The Company's certificate of incorporation provides that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than fifteen) and that the Board shall be divided into three classes. On September 1, 1999, Simon Worldwide entered into a Securities Purchase Agreement with the Yucaipa Companies ("Yucaipa"), an affiliate of Overseas Toys, L.P., the holder of all of the Company's outstanding series A senior cumulative participating convertible preferred stock, pursuant to which Simon Worldwide agreed to fix the size of the Board at seven members, of which Yucaipa currently has the right to designate three individuals to the Board. On November 10, 1999, Ronald W. Burkle, George G. Golleher and Richard Wolpert were the three Yucaipa nominees elected to the Company's Board, of which Mr. Burkle became Chairman. Mr. Wolpert resigned from the Board on February 7, 2000. Thereafter, Yucaipa requested that Erika Paulson be named as its third designee to the Board and on May 25, 2000 the Board elected Ms. Paulson to fill the vacancy created by Mr. Wolpert's resignation. On August 24, 2001, Mr. Burkle and Ms. Paulson resigned from the Board and subsequently Yucaipa has not designated replacement nominees to the Board. On June 15, 2001, Patrick D. Brady resigned from the Board. See Executive Compensation.

The following table sets forth the names and ages of the directors, the year in which each individual was first elected a director and the year his term expires:


                 Name              Age   Class      Year Term Expires    Director Since
                 ----              ---   -----      -----------------    --------------
Joseph W. Bartlett                  68     I               2003               1993
Allan I. Brown                      61     I               2003               1999
Joseph Anthony Kouba                54    III              2002               1997
George G. Golleher                  54    II               2004               1999

BUSINESS HISTORY OF DIRECTORS

MR. BARTLETT has been a partner in the law firm of Morrison & Foerster LLP since March 1996. He was a partner in the law firm of Mayer, Brown & Platt from July 1991 until March 1996. From 1969 until November 1990, Mr. Bartlett was a partner of, and from November 1990 until June 1991 he was of counsel to, the law firm of Gaston & Snow. Mr. Bartlett served as under secretary of the United States Department of Commerce from 1967 to 1968 and as law clerk to the Chief Justice of the United States in 1960.

MR. BROWN had been the Company's Chief Executive Officer and President from July 2001 until March 2002 when his employment with the Company was terminated. Mr. Brown will remain on the Company's Board of Directors. (See Executive Compensation.) Prior to July 2001, Mr. Brown served as the Company's Co-Chief Executive Officer and Co-President since November 1999. Since March 2000, Mr. Brown was responsible for the global operations of Simon Worldwide's traditional businesses, including the Company's Simon Marketing, Inc. subsidiary. Since November of 1975, Mr. Brown had also served as the Chief Executive Officer of Simon Marketing, Inc. Since 1992, Mr. Brown had also served as President of Simon Marketing, Inc. Mr. Brown is party to a Voting Agreement with Yucaipa, Patrick D. Brady, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Mr. Brown and each of Messrs. Brady, Shlopak and Stanton have agreed to vote all of the shares beneficially held by them to elect Yucaipa's nominees to the Company's Board.

MR. GOLLEHER is a consultant and private equity investor. Mr. Golleher served as President and Chief Operating Officer of Fred Meyer, Inc. from March 1998 to June 1999, and also served as a member of its Board of Directors. Mr. Golleher served as Chief Executive Officer of Ralphs Grocery Company from January 1996 to March 1998 and was Vice Chairman from June 1995 to January 1996. He was a director of Food 4 Less Supermarkets since its inception in

1989 and was the President and Chief Operating Officer of Food 4 Less Supermarkets from January 1990 until its merger with Ralphs Grocery Company in June 1995. Mr. Golleher serves as Chairman of the Board of American Restaurant Group and also serves on the Board of Directors of Rite-Aid Corporation. Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Mr. Brady, Mr. Brown, Mr. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, if Mr. Golleher is nominated for election as a director at Yucaipa's request, each of Messrs. Brady, Brown, Shlopak and Stanton have agreed to vote all of the shares beneficially held by them to elect him to the Board.

MR. KOUBA has served since 1980 as the President and a director of Highwood Properties, Inc. and its affiliates, a company which is engaged in the real estate investment business. Additionally, since 1998, Mr. Kouba has been a principal of Summit Media LLC, a provider of outdoor advertising services. Since 1972 he has been an attorney and a member of the Bar in California.

The Company does not currently have any executive officers. The Company's ongoing operations are now being managed by an Executive Committee of the Board of Directors consisting of Messrs. Golleher and Kouba, in consultation with outside financial, accounting, legal and other advisors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation the Company paid or accrued for services rendered in 2001, 2000 and 1999, respectively, by its executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                      ANNUAL COMPENSATION(1)            COMPENSATION
                                            ------------------------------------------  ------------

                                                                                         SECURITIES
        NAME AND                                                          OTHER ANNUAL   UNDERLYING      ALL OTHER
   PRINCIPAL POSITION               YEAR     SALARY       BONUS           COMPENSATION     OPTIONS       COMPENSATION
   ------------------               ----     ------       -----           ------------     -------       ------------
Allan I. Brown(2)                   2001    $750,000    $  500,000             --          167,000       $1,710,507(3)
Chief Executive Officer             2000    $628,846    $  800,000             --               --       $1,213,508
and President                       1999    $300,000    $2,850,000             --               --       $  994,428


Patrick D. Brady(4)                 2001    $357,704            --             --               --       $3,437,245(5)
Co-Chief Executive                  2000    $600,000            --             --               --       $  114,524
Officer and Co-President            1999    $346,153    $  500,000             --               --       $  287,114

Dominic F. Mammola(6)               2001    $208,268    $  125,000             --               --       $1,748,242(7)
Executive Vice President            2000    $300,000    $  250,000             --               --       $  105,241
and Chief Financial                 1999    $250,000    $  250,000             --               --       $   26,443
Officer

Ted L. Axelrod(8)                   2001    $185,583    $  125,000             --               --       $1,818,090(9)
Executive Vice President            2000    $250,000    $  300,000             --               --       $   41,244
                                    1999    $250,000    $  250,000             --               --       $   16,123

-----------------

1. In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted for all of the executive officers, except for Mr. Brown, because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for such executive officers for 2001, 2000 and 1999.

2. Mr. Brown resigned from his position as Chief Executive Officer and President of the Company in March 2002. Mr. Brown will remain on the Company's Board of Directors. (See Employment and Severance Agreements.)

3. Represents (1) $800,000 in forgiveness of indebtedness of Mr. Brown to the Company, (2) $5,100 contributed by the Company to its 401(k) plan on behalf of Mr. Brown, (3) $182,283 of other compensation paid directly by the Company to Mr. Brown or on his behalf, (4) $273,460 paid by the Company on behalf of Mr. Brown for medical, legal, accounting and other expenses and, (5) $449,664, the benefit to Mr. Brown of the payment in 2001 with respect to a split dollar life insurance policy, calculated as the present value of an interest free loan of the premiums to Mr. Brown over his present actuarial life expectancy. (See Insurance Arrangements.)

4. Mr. Brady resigned from his position as Co-Chief Executive Officer and Co-President of the Company and as a member of the Board effective June 15, 2001.

5. Represents (1) $3,234,673 in severance payments made to Mr. Brady associated with his resignation from the Company in June 2001 (See Employment and Severance Agreements), (2) $85,060 in forgiveness of loans by the Company to Mr. Brady, (3) $5,100 contributed by the Company to its 401(k) plan on behalf of Mr. Brady, (4) $3,724 paid by the Company associated with an automobile lease, (5) $23,140 in premiums paid by the Company with respect to the cash surrender value benefit payable to Mr. Brady's estate under certain reverse split-dollar life insurance policies
      (6) $5,548 in premiums paid by the Company for a supplemental disability insurance policy, and (7) $80,000, such amount representing the benefit to Mr. Brady of the payment by the Company in 2001 of premiums with respect to certain split-dollar life insurance policies, calculated as the present value of an interest-free loan of the premiums to Mr. Brady over his present actuarial life expectancy. (See Insurance Arrangements.)

6. Mr. Mammola resigned from his position as Executive Vice President and Chief Financial Officer of the Company effective June 30, 2001, and continued as a consultant to the Company until March 31, 2002.

7. Represents (1) $1,665,300 in severance payments made to Mr. Mammola associated with his resignation from the Company in June 2001 (See Employment and Severance Agreements), (2) $5,100 contributed by the Company to its 401(k) plan on behalf of Mr. Mammola, (3) $3,640 in premiums paid for by the Company for a term life insurance policy for the benefit of Mr. Mammola's estate, (4) $28,150 paid by the Company associated with an automobile lease and related taxes, (5) $20,610 in premiums paid by the Company for a supplemental disability insurance policy, and (6) $25,442, such amount representing the benefit to Mr. Mammola of the payment by the Company in 2001 of premiums with respect to a split-dollar life insurance policy, calculated as the present value of an interest-free loan of the premium to Mr. Mammola over his present actuarial life expectancy. (See Insurance Arrangements.)

8. Mr. Axelrod resigned from his position as Executive Vice President of the Company effective June 30, 2001.

9. Represents (1) $1,665,300 in severance payments made to Mr. Axelrod associated with his resignation from the Company in June 2001 (See Employment and Severance Agreements), (2) $100,000 in forgiveness of loans by the Company to Mr. Axelrod, (3) $5,100 contributed by the Company to its 401(k) plan on behalf of Mr. Axelrod, (4) $31,699 paid by the Company associated with an automobile lease and related taxes, (5) $1,037 in premiums paid by the Company for a supplemental disability insurance policy, and (6) $14,954, such amount representing the benefit to Mr. Axelrod of the payment by the Company in 2001 of premiums with respect to a split-dollar life insurance policy, calculated as the present value of an interest-free loan of the premium to Mr. Axelrod over his present actuarial life expectancy. (See Insurance Arrangements.)

                      OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information with respect to stock options granted to each of the Company's executive officers during 2001.

                                                                                                              POTENTIAL REALIZED
                                                                                                               VALUE AT ASSUMED
                                                                                                                ANNUAL RATES OF
                                                                                                                  STOCK PRICE
                                                                                                               APPRECIATION FOR
                                                        INDIVIDUAL GRANTS                                        OPTION TERM(3)
                       -----------------------------------------------------------------------------------   --------------------
                           Number of           Percent of Total
                          Securities           Options Granted to
                          Underlying          Employees in Fiscal
                       Options Granted (1)            Year           Exercise Price(2)     Expiration Date      5%          10%
                       -------------------            ----           -----------------     ---------------      --          ---
Allan I. Brown               167,000                  100%                 $0.20               04/10/03      $344,020    $380,760

---------------------

1.    These non-qualified stock options became exercisable in December 2001.

2. The exercise price per share of each option was below the fair market value of the Company's common stock on the date of grant and, as a result, the Company recorded compensation expense of $459,250 in 2001.

3. The potential realizable value is calculated based on the term of the option (two years) at its date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. However, the optionee will not actually realize any benefit from the option unless the market value of the Company's stock price in fact increases over the option price.

 AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

The following table sets forth for each of the Company's executive officers certain information regarding exercises of stock options during 2001 and stock options held at the end of 2001.

                                                               Number of Securities          Value of Unexercised
                                  Shares                            Underlying                   In-the-Money
                                 Acquired                      Unexercised Options                Options at
                                    on           Value          at Fiscal Year-End             Fiscal Year-End(1)
            Name                 Exercise      Realized     Exercisable/Unexercisable      Exercisable/Unexercisable
            ----                 --------      --------     -------------------------      -------------------------
Allan I. Brown                      --            --                167,000/--                       --/--
Patrick D. Brady(2)                 --            --                     --/--                       --/--
Dominic F. Mammola                  --            --                 67,312/--                       --/--
Ted L. Axelrod                      --            --                 59,786/--                       --/--

1. This "value" is the difference between the market price of the Company's common stock subject to the options on December 31, 2001 ($0.16 per share) and the option exercise (purchase) price, assuming the options were exercised and the shares sold on that date.

2. In connection with his resignation from the Company in June 2001, Mr. Brady forfeited all of his options.

                             INSURANCE ARRANGEMENTS

The Company provides Mr. Brady, and provided Mr. Brown, split-dollar life insurance benefits. The Company has also agreed to pay the premiums for two whole life policies on the life of Mr. Brady. The Company has certain rights to borrow against these policies insuring the life of Mr. Brady and the right to receive an amount equal to all premiums paid by the Company not later than upon the death of the insured executive. The irrevocable trusts established by Mr. Brady and Mr. Brown which own the foregoing policies are entitled to borrow against these policies, subject to certain limitations, while the Company has an interest in these policies. The trusts are also entitled to receive the death benefits under the policies net of the cumulative premiums paid by the Company. The aggregate annual premium amount payable by the Company in 2001 in respect of the split-dollar policies insuring the lives of Mr. Brady and Mr. Brown are $80,000 and $449,664, respectively.

The Company also provides Mr. Brady with a reverse split-dollar life insurance policy pursuant to which the Company pays the premiums on universal life insurance policies on the life of Mr. Brady. Upon the death of Mr. Brady, assuming the policies are still in force, the Company is entitled to receive the death benefit ($4,250,000 on the life) and Mr. Brady's estate is entitled to receive the cash surrender value of the policy. Simon Worldwide is obligated to pay no more than $80,000 per year in annual premiums under his split-dollar insurance policies under its severance agreement with Mr. Brady.

In accordance with their respective severance agreements, the Company also provides split-dollar life insurance benefits to Messrs. Axelrod and Mammola, and have agreed to pay the premiums for a whole life policy on the life of Mr. Mammola through June 30, 2003. See Employment and Severance Agreements. The Company has certain rights to borrow against these policies and the right to receive upon the death of the insured executive an amount equal to the lesser of
(1) the cash surrender value of the policy and (2) the aggregate amount of premiums paid by the Company at such date. The aggregate annual premium amount payable by the Company for the split-dollar policies insuring the lives of Messrs. Axelrod and Mammola is $14,954 and $25,442, respectively.

                       EMPLOYMENT AND SEVERANCE AGREEMENTS

In March 2002, pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with Allan Brown. Pursuant to this Agreement, Mr. Brown's employment with the Company terminated in March 2002 (Mr. Brown will remain on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between Mr. Brown and the Company were terminated, including Mr. Brown's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. (For additional information related to Mr. Brown's retention agreement, see the Company's 2001 third quarter Form 10-Q.) Pursuant to this Agreement, the Company made a lump-sum payment to Mr. Brown of $1,010,000, Mr. Brown agreed to transfer to the Company 52,904 shares of the Company's common stock in payment of Mr. Brown's non-recourse loan for the principal amount of $575,000, and the Company cancelled $2,652,546 of indebtedness of Mr. Brown to the Company. The Company received a full release from Mr. Brown in connection with this Agreement, and the Company provided Mr. Brown with a full release. Additionally, the Agreement calls for Mr. Brown to provide consulting services to the Company for a period of six months after Mr. Brown's employment with the Company terminated in exchange for a fee of $46,666 per month, plus specified expenses. See notes to consolidated financial statements and Executive Compensation.

The Company entered into a severance agreement with Mr. Brady. Pursuant to this agreement, Mr. Brady's employment with the Company terminated effective June 15, 2001, he received two lump-sum payments in the amounts of $3,200,000 and $34,673, respectively, and $85,060 of Mr. Brady's indebtedness to the Company was forgiven. The Company also agreed to continue to make payments to maintain certain life insurance coverage for Mr. Brady until 2009, and to maintain certain life, medical and dental coverage for Mr. Brady through November 2002. The Company received a general release from Mr. Brady in connection with his separation agreement, and the Company provided Mr. Brady with a general release, subject to limited exceptions.

The Company entered into severance agreements with Messrs. Axelrod and Mammola in November 1998. Pursuant to these agreements, Messrs. Axelrod and Mammola terminated their employment with the Company and each received a lump-sum payment of $1,665,300. Under these agreements, the Company is required to continue to provide certain life, medical, dental, and disability insurance coverage to them until June 2003. In addition, pursuant to these agreements, all of their respective stock options became immediately exercisable. The Company received a full release from Messrs. Axelrod and Mammola in connection with the payment of their severance payments. Mr. Axelrod has agreed to escrow a portion of his severance payment. The Company may use the escrow to satisfy certain federal tax obligations, if any, imposed upon the Company as a result of Mr. Axelrod's severance payment.

Upon a change of control of Simon Worldwide, The Yucaipa Companies L.L.C. may be entitled to certain payments pursuant to its management agreement with Simon Worldwide. See Item 13, Transactions with Certain Stockholders.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Decisions concerning executive compensation are made by the Compensation Committee of the Board, which during 2001 consisted of Messrs. Bartlett, Burkle (until his resignation in August 2001) and Kouba. Neither Messrs. Bartlett, Burkle nor Kouba is or was an officer or employee of the Company or any of its subsidiaries. In 2001, none of the Company's executive officers served as an executive officer, or on the Board of Directors, of any entity of which Messrs. Bartlett, Burkle or Kouba also served as an executive officer or as a member of its Board of Directors.

                             DIRECTORS' COMPENSATION

Directors who are also employees (or are affiliated with Yucaipa) receive no compensation for their services on the Board. Directors who are not employees (and are not affiliated with Yucaipa) are reimbursed for reasonable out-of-pocket expenses incurred in attending any meetings. In addition, such non-employee directors (who are not affiliated with Yucaipa) are entitled to receive an annual payment of $25,000, a payment of $2,000 for each Board of Directors meeting that such non-employee director attends in person, and 5,000 options each year.

On August 28, 2001, the Company entered into retention letter agreements with each of Joseph Bartlett, George Golleher and Anthony Kouba, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150,000 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside of Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy).

In 2001, payments totaling $276,291, $462,500 and $479,671 were made to Messrs. Bartlett, Golleher and Kouba, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding beneficial ownership of the Company's common stock at December 31, 2001. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company's common stock shown as beneficially owned by them.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially 5% or more of the outstanding common stock.

                                                                              NUMBER OF SHARES
                        NAME AND ADDRESS                                       OF COMMON STOCK           PERCENTAGE OF
                     OF BENEFICIAL OWNER(1)                                  BENEFICIALLY OWNED            CLASS(2)
                     ----------------------                                  ------------------            --------
           Yucaipa and affiliates:
           Overseas Toys, L.P.(3)
           OA3, LLC(3)
           Multi-Accounts, LLC(3)
           Ronald W. Burkle(3)                                                    4,883,395                  22.7%

           Dimensional Fund Advisors, Inc.(4)
           1299 Ocean Avenue, 11th Floor
           Santa Monica, CA  90401                                                1,275,600                   7.7%

           Gotham International Advisors, L.L.C.(5)
           c/o Goldman Sachs (Cayman) Trust, Limited,
           Harbor Centre, 2nd Floor, P.O. Box 896
           George Town, Grand Cayman
           Cayman Islands, British West Indies                                   1,250,909                   7.5%

           H. Ty Warner(6)
           P.O. Box 5377
           Oak Brook, IL  60522                                                   1,075,610                   6.4%

           Eric Stanton(7)
           c/o Simon Marketing, Inc.
           Evergo House
           38 Gloucester Road
           Wanchai
           Hong Kong                                                              1,041,386                   6.3%

           Gregory P. Shlopak(8)
           63 Main Street
           Gloucester, MA  01930                                                  1,064,900                   6.4%

1. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2001 through the exercise of any option, warrant or other right (including the conversion of the series A preferred stock). The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock (including the conversion of the series A preferred stock).

2. Based on 16,653,193 shares of common stock outstanding as of December 31, 2001.

3. Represents approximately 3,216,728 shares of common stock issuable upon conversion of 26,538.01 shares of outstanding series A preferred stock and 1,666,667 shares of common stock issuable upon conversion of 15,000 shares of series A preferred stock issuable pursuant to a warrant which is currently exercisable. Overseas Toys, L.P. is an affiliate of Yucaipa and is the record holder of all of the outstanding shares of series A preferred stock and the warrant to acquire the shares of series A preferred stock. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

      Overseas Toys, L.P. is party to a Voting Agreement, dated September 1, 1999, with Patrick D. Brady, Allan I. Brown, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle may be deemed to have shared voting power over 9,475,104 shares for the purpose of election of certain nominees of Yucaipa to the Company's Board, and may be deemed to be members of a "group" for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC and Ronald W. Burkle disclaim beneficial ownership of any shares, except for the shares as to which they possess sole dispositive and voting power.

4. The information concerning this holder is based solely on information contained in filings it has made with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Dimensional Fund Advisors Inc., or Dimensional, is a registered investment advisor for four investment companies and also serves as investment manager to certain other investment vehicles. In its roles as investment advisor and investment manager, Dimensional has indicated that it has the sole power to vote, or to direct the vote of, and the sole power to dispose, or direct the disposition of, all of the shares. Dimensional disclaims beneficial ownership of all of the shares.

5. The information concerning this holder is based solely on information contained in filings it has made with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Gotham International Advisors, L.L.C., or Gotham, serves as investment manager to Gotham Partners International, Ltd., or International, with respect to the shares of common stock directly owned by International. In its role as investment manager, Gotham has indicated that it has the sole power to vote, or to direct the vote of, and the sole power to dispose, or direct the disposition of, all of the shares. Gotham disclaims beneficial ownership of all of the shares.

6. Includes 100,000 shares issuable pursuant to a warrant which is currently exercisable.

7. Eric Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,041,386 shares. Mr. Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa and Messrs. Brown, Brady and Shlopak, and the Shlopak Foundation Trust and the Cyrk International Foundation Trust pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board. Mr. Stanton expressly disclaims beneficial ownership of any shares except for the 1,041,386 shares as to which he possesses sole voting and dispositive power.

8. The information concerning this holder is based solely on information contained in filings Mr. Shlopak has made with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Includes 84,401 shares held by a private charitable foundation as to which Mr. Shlopak, as trustee, has sole voting and dispositive power. Mr. Shlopak is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick D. Brady, Allan I. Brown, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board. Mr. Shlopak expressly disclaims beneficial ownership of any shares except for the 1,064,900 shares as to which he possesses sole voting and dispositive power.

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information at December 31, 2001 regarding the beneficial ownership of the Company's common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of

December 31, 2001) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company's directors and executive officers as a group.

                                                                  NUMBER OF SHARES OF
              NAME AND ADDRESS                                       COMMON STOCK         PERCENTAGE OF
            OF BENEFICIAL OWNER(1)                                BENEFICIALLY OWNED         CLASS(2)
            ----------------------                                ------------------         --------
           Patrick D. Brady(3)                                        1,277,822                7.7%

           Allan I. Brown(4)                                          1,280,023                7.7%

           Joseph W. Bartlett(5)                                         72,500                   *

           Dominic F. Mammola(6)                                         67,312                   *

           Ted L. Axelrod(7)                                             59,786                   *

           Joseph Anthony Kouba(8)                                       32,500                   *

           George G. Golleher(9)                                         17,500                   *

           All directors and
           executive officers as a
           group (seven persons)(10)                                  2,807,443               16.9%

*     Represents less than 1%

   1 The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 1900 Avenue of the Stars, Los Angeles, California 90067. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2001 through the exercise of any option, warrant or other right (including the conversion of the series A preferred stock). The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights (including the conversion of the series A preferred stock) into shares of common stock.

   2 Based on 16,653,193 shares of common stock outstanding as of December 31, 2001.

   3 Includes 90,408 shares held by a private charitable foundation as to which Mr. Brady, as trustee, has sole voting and dispositive power. Mr. Brady is party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Mr. Brown, Mr. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brown, Shlopak, Stanton, Yucaipa and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board. Mr. Brady expressly disclaims beneficial ownership of any shares except for 1,277,822 shares as to which he possesses sole dispositive and voting power.

   4 Includes 167,000 shares issuable pursuant to stock options which became exercisable in December 2001. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,280,023 shares. Mr. Brown is party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Mr. Brady, Mr. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board. Mr. Brown expressly disclaims beneficial ownership of any shares except for the 1,280,023 shares as to which he possesses sole voting and dispositive power.

   5 The 72,500 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2001.

   6 The 67,312 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2001.

   7 The 59,786 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2001.

   8 The 32,500 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2001.

   9 Includes 2,500 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2001.

   10 Includes (1) 90,408 shares held by a private charitable foundation as to which Mr. Brady, as trustee, has sole voting and dispositive power and (2) a total of 234,598 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following sets forth certain transactions, or series of similar transactions, between the Company and any director, executive officer or beneficial owner of more than 5% of the Company's outstanding shares of common stock or series A preferred stock.

REAL ESTATE MATTERS

The Company leases a warehouse and distribution facility in Danvers, Massachusetts under the terms of a lease agreement from a limited liability company which is owned by Messrs. Brady and Shlopak. The lease is triple net and the aggregate annual rent under the lease is approximately $462,000. Pursuant to a Purchase Agreement dated February 15, 2001, the Company sold its Corporate Promotions Group business. Pursuant to the terms of the purchase agreement, the buyer occupies the lease for the facility in Danvers, however, the Company remains liable under the lease to the extent that the buyer does not perform its obligations under the lease. Pursuant to an Agreement entered into in March 2002, among and between the Company, the buyer and the landlord, the lease will terminate effective June 30, 2002, along with any and all obligations of the Company under the lease.

VC Experts, Inc., an entity affiliated with Joseph Bartlett, a director of the Company, is indebted to the Company in the amount of $20,125 for space it sub-leased in the Company's New York office for the period September 2001 through January 2002.

TRANSACTIONS WITH CERTAIN STOCKHOLDERS

Pursuant to a Management Agreement with The Yucaipa Companies L.L.C. ("Yucaipa"), Yucaipa provides the Company with management and financial consultation services in exchange for an annual fee of $500,000 per year. In addition, under the Management Agreement, the Company will pay Yucaipa a consulting fee equal to one percent (1%) of the total purchase price for any acquisition or disposition transaction by the Company in which Yucaipa provides consultation to the Company. The Company will also reimburse Yucaipa up to $500,000 per year for all of its reasonable out-of-pocket expenses incurred in connection with the performance of its duties under the Management Agreement. The term of the Management Agreement is for five years, with automatic renewals for successive five year terms at the end of each year unless either the Company or Yucaipa elect not to renew. Upon a change of control of the Company, or a termination of the Management Agreement by the Company other than for cause, Yucaipa shall be entitled to receive a lump-sum payment equal to amounts payable under the Management Agreement for the remainder of the term, discounted to present value.

In 1999 and 2000, in collaboration with Ty Inc., the world's largest manufacturer and marketer of plush toys (sold under the name Beanie Babies(R)), the Company created, developed and marketed certain licensed Beanie Babies products to retailers. Effective January 1, 2000 the Company became a strategic marketing agent for Ty Inc. and provided Ty Inc. with advisory, design, development and/or creative services on a project by project basis. Ty Warner is the sole shareholder of Ty Inc. and beneficially owns more than 5% of the Company's shares. In 2001, net sales of Beanie Babies related products by the Company were approximately $1,970,000 for which Ty, Inc. and Ty related parties received no royalty fees.

Pursuant to a consulting agreement among Eric Stanton, Simon Worldwide and Simon Marketing, Mr. Stanton provided consulting services to Simon Marketing in 2001 in exchange for $350,000. In the first quarter of 2002, the Company entered into an Amended Consulting Agreement and General Release ("Agreement") with Mr. Stanton. Pursuant to the terms of the Agreement, Mr. Stanton's consulting relationship with the Company will terminate on June 30, 2002. Additionally, the Company received a full release from Mr. Stanton in connection with this Agreement, and the Company provided Mr. Stanton with a full release. Mr. Stanton is the beneficial owner of more than 5% of the Company's shares.

Mr. Stanton's wife, Vivian Foo, was employed by the Company's Simon Marketing (Hong Kong) Limited subsidiary until the first quarter of 2002. In the first quarter of 2002, the Company entered into a Settlement and General Release Agreement ("Agreement") with Ms. Foo. Pursuant to the terms of the Agreement, Ms. Foo's employment with the Company terminated in March 2002 and all other agreements, obligations and rights existing between Ms. Foo and the Company (including the agreement described in the next paragraph) were terminated in exchange for a lump-sum payment of approximately $759,000. Additionally, the Company received a full release from Ms. Foo in connection with this Agreement, and the Company provided Ms. Foo with a full release.

The Company entered into an agreement with Ms. Foo in connection with the Company's 1997 acquisition of Simon Marketing. Pursuant to this agreement, Ms. Foo had received annual payments of cash and the Company's common stock (based on the average closing price of the Company's common stock for the 20 trading days immediately preceding each June 9) in the aggregate amount of $600,000. Accordingly, the Company issued 113,895 of its shares of common stock to Ms. Foo in 2001 as the common stock portion of such payment. In 2001, Ms. Foo's annual base salary and bonus was $1,148,383 in the aggregate. In addition, pursuant to Ms. Foo's agreement, she was entitled to certain employee benefits in connection with her expatriate status. In 2001, these benefits had an aggregate value of $490,215.

INDEBTEDNESS OF MANAGEMENT

During fiscal 2001, Patrick D. Brady, the Company's former Co-Chief Executive Officer and Co-President, was indebted to the Company for the principal amount of $85,060. Mr. Brady incurred this sum of indebtedness because of advances made to him by the Company. His largest indebtedness at any time during fiscal 2001 was $85,060. The rate of interest charged on the indebtedness is 5.5%. Pursuant to Mr. Brady's severance agreement, the indebtedness was forgiven. See Employment and Severance Agreements.

During fiscal 2001, Allan I. Brown, the Company's then Chief Executive Officer and President, was indebted to the Company under three promissory notes and pledge agreements for the principal amount of $575,000, $1,000,000 and $1,000,000 respectively. Mr. Brown incurred these sums of indebtedness because of advances made to him by the Company. The $575,000, $1,000,000 and $1,000,000 indebtedness accrued interest at a rate of 7%, 6.6% and 6.3% per annum, respectively. Pursuant to an agreement entered into in March 2002 between the Company and Mr. Brown, Mr. Brown's employment with the Company terminated and his outstanding indebtedness to the Company was forgiven or, in the case of his non-recourse loan, was satisfied in full through the delivery of 52,904 shares of the Company's common stock previously pledged to the Company by Mr. Brown. See Employment and Severance Agreements. The largest principal amount of indebtedness of Mr. Brown to the Company during fiscal 2001 was $2,575,000.

During fiscal 2001, Ted L. Axelrod, a former Executive Vice President, was indebted to the Company for the principal amount of $100,000. Mr. Axelrod incurred this sum of indebtedness because of an advance made to him by the Company. His largest aggregate amount of indebtedness outstanding at any time during fiscal 2001 was $100,000. The rate of interest charged on the indebtedness was the federal statutory rate. Pursuant to Mr. Axelrod's severance agreement, the indebtedness was forgiven.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)   DOCUMENTS FILED AS PART OF THIS REPORT.

                  1.    FINANCIAL STATEMENTS:

                        Consolidated Balance Sheets as of December 31, 2001 and 2000

                        Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

                        Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2001, 2000 and 1999

                        Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                        Notes to Consolidated Financial Statements

                  2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999:

                        Schedule II: Valuation and Qualifying Accounts.

                        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  3.    EXHIBITS

     EXHIBIT NO.          DESCRIPTION
     -----------          -----------
           2.1  (9)       Securities Purchase Agreement dated September 1, 1999,
                          between the Registrant and Overseas Toys, L.P.

           2.2  (12)      Purchase Agreement between the Company and Rockridge
                          Partners, Inc., dated January 20, 2001 as amended by
                          Amendment No. 1 to the Purchase Agreement, dated February
                          15, 2001

           2.3            March 12, 2002 Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002,
                          filed herewith

           2.4 Mutual Release Agreement between Cyrk and Simon, filed herewith

           3.1  (3)       Restated Certificate of Incorporation of the Registrant

           3.2  (1)       Amended and Restated By-laws of the Registrant

           3.3  (10)      Certificate of Designation for Series A Senior Cumulative
                          Participating Convertible Preferred Stock

           4.1  (1)       Specimen certificate representing Common Stock

          10.1  (2)(3)    1993 Omnibus Stock Plan, as amended

          10.2  (2)(4)    Life Insurance Agreement dated as of November 15, 1994 by
                          and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between
                          Gregory P. Shlopak and Patrick D. Brady, Trustee,
                          entitled "The Shlopak Family 1994 Irrevocable Insurance Trust"

        10.2.1  (2)(4)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

        10.3    (2)(4)    Life Insurance Agreement dated as of November 15, 1994 by
                          and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between
                          Gregory P. Shlopak and Patrick D. Brady, Trustee, entitled
                          "The Gregory P. Shlopak 1994 Irrevocable Insurance Trust"

        10.3.1  (2)(4)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

          10.4  (2)(4)    Life Insurance Agreement dated as of November 15, 1994 by
                          and between the Registrant and Walter E. Moxham, Jr. as
                          Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and Walter E. Moxham, Jr., Trustee, entitled "The Patrick D. Brady 1994 Irrevocable Insurance
                          Trust"

        10.4.1  (2)(4)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

          10.5  (2)(5)    1997 Acquisition Stock Plan

          10.6  (6)       Securities Purchase Agreement dated February 12, 1998 by and between the Company and Ty Warner

          10.7  (7)       Severance Agreement between the Company and Gregory P.
                          Shlopak

          10.8  (2)(8)    Severance Agreement between the Company and Ted L. Axelrod dated November 20, 1998

          10.9  (2)(8)    Severance Agreement between the Company and Dominic F.
                          Mammola dated November 20, 1998

        10.9.1  (2)(8)    Amendment No. 1 to Severance Agreement between the Company and Dominic F. Mammola dated March 29, 1999

         10.10  (10)      Registration Rights Agreement between the Company and
                          Overseas Toys, L.P.

         10.11  (10)      Management Agreement between the Company and The Yucaipa
                          Companies

         10.12  (2)(9)    Employment Agreement between the Company and Allan Brown,
                          dated September 1, 1999

         10.13  (2)(9)    Employment Agreement between the Company and Patrick Brady, dated September 1, 1999

         10.14  (10)      Lease agreement dated as of July 29, 1999, between TIAA
                          Realty, Inc. and the Company

         10.15  (2)(10)   Life Insurance Agreement dated as of September 29, 1997 by and between the Company and Frederic N. Gaines, Trustee of the Allan I. Brown Insurance Trust, under Declaration of
                          Trust dated September 29, 1997

         10.16  (2)(11)   Promissory Note and Pledge Agreement by Allan  Brown in
                          favor of the Company dated July 10, 2000

         10.17  (2)(13)   Promissory Note and Pledge Agreement by Allan  Brown in
                          favor of the Company dated October 18, 2000

         10.18  (12)      Subordinated Promissory Note by Rockridge Partners, Inc. in
                          favor of the Company dated February 15, 2001

         10.19  (14)      Credit and Security Agreement dated as of June 6, 2001 and entered into by and between the Company and City National
                          Bank

         10.20  (15)      Retention and Amendment Agreement dated as of August 29,
                          2001 between the Company and Allan I. Brown

         10.21  (15)      Form of Retention Agreement dated as of August 28, 2001
                          between the Company and each of George Golleher,
                          Anthony Kouba and Joseph Bartlett

         10.22 Termination, Severance and General Release Agreement between the Company and Allan Brown, dated March 18,
                          2002, filed herewith

         10.23 Amended Consulting Agreement and General Release between the Company and Eric Stanton, dated March 1,
                          2002, filed herewith

         10.24            Settlement and General Release Agreement between the
                          Company and Vivian Foo, dated March 15, 2002, filed herewith

         10.25            Indemnification Trust Agreement between the Company and
                          Development Specialists, Inc. as Trustee, dated March 1,
                          2002, filed herewith

         10.26            Promissory Note and Pledge Agreement by Allan Brown
                          in favor of the Company, dated June 9, 1997, filed herewith

         21.1             List of Subsidiaries, filed herewith

         23.1             Consent of PricewaterhouseCoopers LLP - Independent
                          Accountants, filed herewith

         99.1             Amended Cautionary Statement for Purposes of the "Safe
                          Harbor" Provisions of the Private Securities Litigation
                          Reform Act of 1995, filed herewith

          99.2  (2) (9)   Termination Agreement among the Company, Patrick Brady,
                          Allan Brown, Gregory Shlopak, Eric Stanton, and Eric
                          Stanton Self-Declaration of Revocable Trust

--------------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)   Management contract or compensatory plan or arrangement.

(3) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-45655) and incorporated herein by reference.

(6) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Report on Form 8-K dated December 31, 1998 and incorporated herein by reference.

(8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's Report on Form 8-K dated September 1, 1999 and incorporated herein by reference.

(10) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 2000 and incorporated herein by reference.

(12) Filed as an exhibit to the Registrant's Report on Form 8-K dated February 15, 2001 and incorporated herein by reference.

(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated June 30, 2001 and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 2001 and incorporated herein by reference.

      (b)   REPORTS ON FORM 8-K.

      The Company filed a Report on Form 8-K dated October 30, 2001 with respect to a complaint filed by McDonald's Corporation against the registrant and its subsidiary Simon Marketing, Inc. and a complaint filed by Simon Marketing, Inc. and the registrant against McDonald's Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The Executive Committee of the Board of Directors has the responsibility for the role of the principal executive officer of the registrant.

Date: March 28, 2002    SIMON WORLDWIDE, INC.


                        /s/ George G. Golleher             /s/ J. Anthony Kouba
                        ----------------------             --------------------
                        George G. Golleher                 J. Anthony Kouba
                        Member of Executive Committee      Member of Executive
                                                           Committee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Bartlett          Director                            March 28, 2002
----------------------
JOSEPH W. BARTLETT

/s/ Allan I. Brown              Director                            March 28, 2002
----------------------
ALLAN I. BROWN

/s/ George G. Golleher          Director and Member of              March 28, 2002
----------------------          Executive Committee
GEORGE G. GOLLEHER

/s/ J. Anthony Kouba            Director and Member of              March 28, 2002
----------------------          Executive Committee
J. ANTHONY KOUBA

/s/ Paul J. Meade               Chief Accounting Officer            March 28, 2002
----------------------          (principal accounting officer)
PAUL J. MEADE

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Simon Worldwide, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of Simon Worldwide, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations and the loss of major customers that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        PricewaterhouseCoopers LLP

Boston, Massachusetts
March 26, 2002

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         2001          2000
                                                                                       ---------     ---------
                                                    ASSETS
Current assets:
  Cash and cash equivalents                                                            $  40,851     $  68,162
  Restricted cash                                                                          8,733            --
  Investment                                                                                 152         7,969
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $15,616
     at December 31, 2001 and $2,074 at December 31, 2000                                  7,253        48,877
   Officers                                                                                   --         4,340
  Inventories                                                                                 --        10,175
  Prepaid expenses and other current assets                                                3,693         5,120
  Refundable income taxes                                                                     --         4,417
  Deferred income taxes                                                                       --         7,120
  Proceeds from sale of business                                                              --         8,363
                                                                                       ---------     ---------
       Total current assets                                                               60,682       164,543
Property and equipment, net                                                                2,814        12,510
Excess of cost over net assets acquired, net                                                  --        48,033
Investments                                                                               10,500        12,500
Deferred income taxes                                                                         --         4,734
Other assets                                                                               3,940         7,815
Proceeds from sale of business                                                                --         2,300
                                                                                       ---------     ---------
                                                                                       $  77,936     $ 252,435
                                                                                       =========     =========

                                LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Short-term borrowings                                                                $     457     $   5,523
  Accounts payable:
   Trade                                                                                  21,511        36,035
   Affiliates                                                                                183           281
  Accrued expenses and other current liabilities                                          31,515        53,265
  Investment payable                                                                          --         7,875
  Accrued restructuring expenses                                                           2,444         1,193
                                                                                       ---------     ---------
       Total current liabilities                                                          56,110       104,172
Long-term obligations                                                                      6,785         6,587
                                                                                       ---------     ---------
       Total liabilities                                                                  62,895       110,759
                                                                                       ---------     ---------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 26,538 shares issued and outstanding at December 31, 2001 and 25,500 shares issued and outstanding
  at December 31, 2000, stated at redemption value of $1,000 per share                    26,538        25,500

Stockholders' (deficit) equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 26,538 Series A1 shares issued at December 31, 2001 and 25,500 Series A1 shares
     issued at December 31, 2000                                                              --            --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     16,653,193 shares issued and outstanding at December 31, 2001 and
     16,059,130 shares issued and outstanding at December 31, 2000                           167           161
  Additional paid-in capital                                                             135,966       138,978
  Retained deficit                                                                      (145,515)      (22,128)
  Accumulated other comprehensive income (loss):
     Unrealized gain on investment                                                            --            94
     Cumulative translation adjustment                                                    (2,115)         (929)
                                                                                       ---------     ---------
       Total stockholders' (deficit) equity                                              (11,497)      116,176
                                                                                       ---------     ---------

                                                                                       $  77,936     $ 252,435
                                                                                       =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            2001          2000          1999
                                                         ---------     ---------     ---------
Net sales                                                $ 324,040     $ 768,450     $ 988,844
Cost of sales                                              252,326       622,730       816,507
Write-down of inventory in connection
    with restructuring                                          --         1,695            --
                                                         ---------     ---------     ---------
                                                           252,326       624,425       816,507
                                                         ---------     ---------     ---------
Gross profit                                                71,714       144,025       172,337
                                                         ---------     ---------     ---------

Selling, general and administrative expenses                79,249       157,429       150,425
Goodwill amortization expense                                1,574         3,547         3,568
Related parties                                                619         1,265         1,002
Impairment of intangible asset                              46,671            --            --
Charges attributable to loss of significant customers       33,644            --            --
Restructuring and other nonrecurring charges                20,212         4,700         1,675
                                                         ---------     ---------     ---------
                                                           181,969       166,941       156,670
                                                         ---------     ---------     ---------
Operating income (loss)                                   (110,255)      (22,916)       15,667
Interest income                                             (2,075)       (4,269)       (3,232)
Interest expense                                               576         1,315         2,115
Other (income) expense                                      (1,085)        1,255        (2,752)
Loss on sale of business                                     2,300        27,387            --
Write-off of goodwill attributable to
  business sold                                                 --        22,716            --
                                                         ---------     ---------     ---------
Income (loss) before income taxes                         (109,971)      (71,320)       19,536
Income tax provision (benefit)                              12,374        (1,605)        8,400
                                                         ---------     ---------     ---------
Net income (loss)                                         (122,345)      (69,715)       11,136
Preferred stock dividends                                    1,042         1,000           142
                                                         ---------     ---------     ---------
Net income (loss) available to common stockholders       $(123,387)    $ (70,715)    $  10,994
                                                         =========     =========     =========

Earnings (loss) per common share - basic                 $   (7.50)    $   (4.43)    $    0.70
                                                         =========     =========     =========

Earnings (loss) per common share - diluted               $   (7.50)    $   (4.43)    $    0.67
                                                         =========     =========     =========

Weighted average shares outstanding - basic                 16,455        15,972        15,624
                                                         =========     =========     =========

Weighted average shares outstanding - diluted               16,455        15,972        16,631
                                                         =========     =========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                        Accumulated       Total
                                                  Common       Additional    Retained                     Other       Stockholders'
                                                  Stock         Paid-in     (Deficit)   Comprehensive  Comprehensive     (Deficit)
                                             ($.01 Par Value)   Capital      Earnings   Income (Loss)  Income (Loss)      Equity
                                             ----------------  ----------  -----------  -------------  -------------  -------------
Balance, December 31, 1998                         $ 155       $ 138,784     $ 37,593                      $ 1,123      $ 177,655
Comprehensive income:
  Net income                                                                   11,136     $  11,136                        11,136
                                                                                          ---------
  Other comprehensive loss, net of
   income taxes:
    Net unrealized loss on available-
     for-sale securities                                                                       (106)                         (106)
    Translation adjustment                                                                     (719)                         (719)
                                                                                          ---------
  Other comprehensive loss                                                                     (825)          (825)
                                                                                          ---------
Comprehensive income                                                                      $  10,311
                                                                                          =========
Dividends on preferred stock                                                     (142)                                       (142)
Stock compensation                                                   775                                                      775
Mandatorily redeemable preferred                                                                                           (4,447)
 stock issuance costs                                             (4,447)
Issuance of shares under employee
 stock option and stock purchase
 plans                                                 1             512                                                       513
Issuance of shares for businesses
 acquired                                              1           1,411                                                     1,412
                                                   -----       ---------   ----------                     --------      ----------
Balance, December 31, 1999                           157         137,035       48,587                          298         186,077
Comprehensive loss:
  Net loss                                                                    (69,715)    $ (69,715)                      (69,715)
                                                                                          ---------
  Other comprehensive loss, net
   of income taxes:
    Net unrealized loss on available-
     for-sale securities                                                                     (1,242)                       (1,242)
    Translation adjustment                                                                      109                           109
                                                                                          ---------
  Other comprehensive loss                                                                   (1,133)        (1,133)
                                                                                          ---------
Comprehensive loss                                                                        $ (70,848)
                                                                                          =========
Dividends on preferred stock                                                   (1,000)                                     (1,000)
Issuance of shares under employee
 stock option and stock purchase plans                 2             533                                                       535
Issuance of shares for businesses
 acquired                                              2           1,410                                                     1,412
                                                   -----       ---------   ----------                     --------      ----------
Balance, December 31, 2000                           161         138,978      (22,128)                        (835)        116,176
Comprehensive loss:
  Net loss                                                                   (122,345)    $(122,345)                      (122,345)
                                                                                          ---------
  Other comprehensive loss, net of
   income taxes:
    Net unrealized loss on available-
     for-sale securities                                                                        (94)                           (94)
    Translation adjustment                                                                   (1,186)                        (1,186)
                                                                                          ---------
  Other comprehensive loss                                                                   (1,280)        (1,280)
                                                                                          ---------
Comprehensive loss                                                                        $(123,625)
                                                                                          =========
Dividends on preferred stock                                                   (1,042)                                      (1,042)
Phantom shareholder contingent
 obligation                                                       (5,042)                                                   (5,042)
Options compensation                                                 459                                                       459
Issuance of shares under employee
 stock option and stock purchase plans                 1             164                                                       165
Issuance of shares for businesses
 acquired                                              5           1,407                                                     1,412
                                                   -----       ---------   ----------                     --------      ----------
Balance, December 31, 2001                         $ 167       $ 135,966   $ (145,515)                    $ (2,115)     $  (11,497)
                                                   =====       =========   ==========                     ========      ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                         2001           2000           1999
                                                                                      ---------       --------       --------
Cash flows from operating activities:
   Net income (loss)                                                                  $(122,345)      $(69,715)      $ 11,136
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                                     5,230          9,625          8,988
        Loss on sale of property and equipment                                              119            103            130
        Realized gain on sale of investments                                             (4,249)        (3,245)        (2,752)
        Provision for doubtful accounts                                                   2,101          3,423          2,578
        Loss on sale of business                                                          2,300         47,876             --
        Deferred income taxes                                                            11,854            389          2,575
        Charge for impaired assets                                                       69,111             --             --
        Charge for impaired investments                                                   3,159          4,500             --
        Issuance of common stock related to acquisition agreement                           575            575             --
        Non-cash restructuring charges                                                    8,964            684            854
        Stock compensation                                                                   --             --            775
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                                          26,474         10,731        (10,033)
            Inventories                                                                   8,128         20,132          5,161
            Prepaid expenses and other current assets                                       976           (105)           161
            Refundable income taxes                                                       4,417         (4,417)            --
            Accounts payable                                                            (14,480)         2,483         (4,199)
            Accrued expenses and other current liabilities                              (24,569)       (34,868)        15,738
                                                                                      ---------       --------       --------
Net cash provided by (used in) operating activities                                     (22,235)       (11,829)        31,112
                                                                                      ---------       --------       --------
Cash flows from investing activities:
   Purchase of property and equipment                                                    (2,935)       (12,828)        (5,461)
   Proceeds from sale of property and equipment                                              66            277             45
   Purchase of investments                                                               (7,875)        (4,500)       (12,500)
   Proceeds from sale of CPG division                                                     8,363             --             --
   Proceeds from sale of investments                                                     11,126          3,378          3,086
   Additional consideration related to acquisitions                                          --             --           (730)
   Increase in restricted cash                                                           (8,733)            --             --
   Other, net                                                                              (339)          (202)        (1,375)
                                                                                      ---------       --------       --------
Net cash used in investing activities                                                      (327)       (13,875)       (16,935)
                                                                                      ---------       --------       --------
Cash flows from financing activities:
   Repayments of short-term borrowings, net                                              (5,066)        (3,346)        (8,041)
   Proceeds from (repayments of) long-term obligations                                      198         (2,569)        (2,943)
   Proceeds from issuance of preferred stock, net                                            --             --         20,553
   Proceeds from issuance of common stock                                                   623            534            513
   Dividends paid                                                                            --           (500)            --
                                                                                      ---------       --------       --------
Net cash provided by (used in) financing activities                                      (4,245)        (5,881)        10,082
                                                                                      ---------       --------       --------
Effect of exchange rate changes on cash                                                    (504)            49           (380)
                                                                                      ---------       --------       --------

Net increase (decrease) in cash and cash equivalents                                    (27,311)       (31,536)        23,879
Cash and cash equivalents, beginning of year                                             68,162         99,698         75,819
                                                                                      ---------       --------       --------
Cash and cash equivalents, end of year                                                $  40,851       $ 68,162       $ 99,698
                                                                                      =========       ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                                         $     440       $  1,167       $  1,981
                                                                                      =========       ========       ========
     Income taxes                                                                     $     465       $  5,262       $  6,026
                                                                                      =========       ========       ========
  Supplemental non-cash investing activities:

     Issuance of additional stock related to acquisitions                             $   1,413       $  1,413       $  1,412
                                                                                      =========       ========       ========
     Dividends paid in kind on mandatorily redeemable preferred stock                 $   1,038       $    500       $     --
                                                                                      =========       ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1. Nature of Business, Loss of Customers, Resulting Events and Going Concern

Prior to the loss of its two largest customers in August 2001 and the subsequent loss of its other customers, (as noted below), Simon Worldwide, Inc. (the "Company") had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales programs.

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who was alleged to have embezzled winning game pieces from McDonald's promotional games administered by Simon Marketing. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida alleges that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing is identified in the Indictment, along with McDonald's, as one of the victims of Mr. Jacobson's alleged fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At December 31, 2001, Simon Worldwide had no customer backlog as compared to $236,900 of written customer purchase orders at December 31, 2000. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

As a result of the loss of these major customers (as well as its other customers), along with the resulting legal matters discussed further below, there is substantial doubt about Simon Worldwide's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Simon Worldwide has taken and will continue to take action to reduce its cost structure. The Company has eliminated, or is in the process of eliminating, much of its operations throughout the world, including its sourcing arm in Asia and most of its worldwide sales and general and administrative operations. As of December 31, 2001, the Company had 136 employees worldwide and the Company expects to reduce its worldwide workforce to approximately 46 employees by the end of the first quarter of 2002. It is anticipated that the Company will be wound up and liquidated, possibly through bankruptcy proceedings, in the near future.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre-tax charges totaling approximately $80,315. These charges relate principally to the write-down of goodwill attributable to Simon Marketing ($46,671) and to a substantial reduction of its worldwide infrastructure; including, asset write-downs ($22,440), lump-sum severance costs associated with the termination of approximately 377 employees ($6,275), lease cancellations ($1,788), legal fees ($1,736) and other costs associated with the McDonald's and Philip Morris matters ($1,405).

In order to induce their continued commitment to provide vital services to the Company in the wake of the events of August 2001, in the third quarter of 2001 the Company entered into retention arrangements with its Chief Executive Officer, each of the three non-management members of the Company's Board of Directors (the "Board") and key members of management of Simon Marketing. As a further inducement to the Company's directors to continue their service to the Company, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees (see Note 21). Pursuant to this Agreement, the Company has deposited a total of $2,700 with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee which the Company is unable to pay.

In connection with the wind-down of its business operations and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its Chief Executive Officer ("CEO") in March 2002. In accordance with the terms of this Agreement, the CEO's employment with the Company terminated in March 2002 (the CEO will remain on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the CEO and the Company were terminated, including the CEO's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. (For additional information related to the CEO's retention agreement, see the Company's 2001 third quarter Form 10-Q.) The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board consisting of Messrs. Golleher and Kouba, in consultation with outside financial, accounting, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4,563, relating principally to the forgiveness of indebtedness of the CEO to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the CEO. The Company received a full release from the CEO in connection with this Agreement, and the Company provided the CEO with a full release. Additionally, the Agreement calls for the CEO to provide consulting services to the Company for a period of six months after the CEO's employment with the Company terminated in exchange for a fee of approximately $47 per month, plus specified expenses.

On August 28, 2001, the Company entered into retention letter agreements with each of Joseph Bartlett, George Golleher and Anthony Kouba, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $.750 for services outside of Board and committee meetings (for which they are paid $2 per meeting in accordance with existing Company policy).

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provide for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements are approximately $3,100. Approximately $1,700 of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and have been released back to the Company in 2002 upon making of retention and severance payments to these applicable employees.

Legal Actions Associated with the McDonald's Matter

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in multiple jurisdictions nationwide. Plaintiffs in these actions assert diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey and Illinois also allege a pattern of racketeering.

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

The lawsuits remain in the very early stages and discovery has yet to commence in any of these proceedings. Simon Marketing has consented to the removal to federal court by McDonald's of each of the complaints filed in state courts other than in California and Illinois. Plaintiffs in some of these cases have moved to remand the cases to state court. In those cases in which courts have ruled on the remand motions, they have been denied in all but the case pending in Florida district court, which recently remanded the case to Florida state court. Other remand motions remain pending. On October 9, 2001, McDonald's filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all complaints pending in federal courts nationwide, including the removed cases and subsequently filed cases, to a single federal court in the Northern District of Illinois. On February 21, 2002, the Judicial Panel granted McDonald's motion and ordered cases pending in the districts of Arizona, the Eastern District of Arkansas, the Northern District of Florida, the Northern District of Illinois, New Jersey, the Eastern District of Pennsylvania, and the Western District of Tennessee transferred to the Northern District of Illinois. The Judicial Panel further identified subsequently filed actions now pending in the District of Columbia, the Western District of Kentucky, the Middle District of Louisiana, the Eastern District of Missouri, and the Northern District of Ohio as subject to potential transfer as tag along actions. On October 12, 2001, McDonald's, with Simon Marketing's consent, filed a Petition to Coordinate in a single court in Orange County all actions pending in California State Superior Court. Recently, the Petition was granted and on February 7, 2002 all cases pending in California state court were assigned to the Honorable Ronald Bauer in Orange County. In addition, the Illinois state court actions remain consolidated before a single judge.

The Company is currently involved in negotiations to settle these actions as part of a single nationwide class action settlement. The Company is unable to predict the outcome of any or all of these lawsuits and the ultimate effect, if any, on the Company's financial condition, results of operations or net cash flows.

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

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. Settlement discussions are ongoing.

The Company is unable to predict the outcome of the McDonald's complaint, or of its suit against McDonald's or its settlement discussions with Philip Morris, and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. The Company is unable to predict the outcome of this lawsuit or the ultimate effect, if any, of it on the Company's financial condition, results of operations or net cash flows.

For additional information related to certain matters discussed in this footnote, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001 and October 30, 2001,
respectively.

2. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Sales are generally recognized when products are shipped or services are provided to customers. Sales of certain imported goods are recognized at the time shipments are received at the customer's designated location. Deferred revenue includes deposits related to merchandise for which the Company has received payment but for which title and risk of loss have not passed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

Financial Instruments

The carrying amounts of cash equivalents, investments, short-term borrowings and long-term obligations approximate their fair values.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments which have original maturities at date of purchase of three months or less.

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

Property and Equipment

Historically, property and equipment are stated at cost and are depreciated primarily using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. Property and equipment currently have been adjusted to reflect an impairment charge associated with the Company's action of winding down its business (see
Note 1). The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

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

3.  Sale of Business

Pursuant to its decision in December 2000, the Company sold its Corporate Promotions Group ("CPG") business on February 15, 2001 to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14,000, which included the assumption of approximately $3,700 of Company debt. $2,300 of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. The 2000 financial statements reflect this transaction and include a pre-tax charge of $50,103 due to the loss on the sale of the CPG business, $22,716 of which is associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $48,975 or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146,773, or 19% of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were approximately $17,700, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were approximately $33,600, or 19% of consolidated Company revenues.

CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Cyrk purchased from the Company (i) all of the outstanding capital stock of Cyrk Acquisition Corp. ("CAC"), successor to the business of MI, and Tonkin, each a wholly-owned subsidiary of the Company,
(ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Cyrk assumed certain liabilities of the CPG business as specified in the Purchase Agreement and all of the assets and liabilities of CAC and Tonkin and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name, Cyrk, to the buyer. Cyrk extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Cyrk and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

The sale of CPG effectively terminates the restructuring effort announced by the Company in May 2000 with respect to the CPG business. (See Note 11.)

Following the closing of the sale of the CPG business, certain disputes arose between the Company and Cyrk. In March 2002, the Company entered into a settlement agreement with Cyrk. Under the settlement agreement: (1) the Company contributed $500 towards the settlement of a lawsuit against the Company and Cyrk made by a former employee, (2) the Company cancelled the remaining indebtedness outstanding under Cyrk's subordinated promissory note in favor of the Company in the original principal amount of $2,300, (3) Cyrk agreed to vacate the Danvers, Massachusetts facility by June 15, 2002 and that lease shall terminate as of June 30, 2002, (4) Cyrk and the Company each released the other from all known and unknown claims (subject to limited exceptions) including Cyrk's release of all indemnity claims made against the Company arising out of its purchase of the CPG business, and (5) a letter of credit in the amount of $500 will be provided by Cyrk for the benefit of the Company to support a portion of a $4,200 letter of credit provided by the Company for the benefit of Cyrk in connection with Cyrk's purchase of the CPG business. If Cyrk fails to perform its obligations under this agreement, or fails to perform and discharge liabilities assumed in connection with its purchase of the CPG business, then all or a portion of Cyrk's indebtedness to the Company under the subordinated promissory note may be reinstated. Pursuant to this agreement, the Company's 2001 financial statements have been adjusted to reflect the settlement, and include a pre-tax charge of $2,300 associated with the write-off of the subordinated note.

4.  Inventories

Inventories as of December 31, 2000 consist of the following:

Raw materials                                                            $   178
Work in process                                                            3,099
Finished goods                                                             6,898
                                                                         -------
                                                                         $10,175
                                                                         =======

5. Property and Equipment

Property and equipment consist of the following:

                                                              December 31,
                                                          2001           2000
                                                        --------       --------
Machinery and equipment                                 $  3,563       $  8,157
Furniture and fixtures                                     7,442         12,943
Leasehold improvements                                       165          7,445
                                                        --------       --------
                                                          11,170         28,545
Less- accumulated depreciation and amortization           (8,356)       (16,035)
                                                        --------       --------
                                                        $  2,814       $ 12,510
                                                        ========       ========

At December 31, 2001, property and equipment reflect an impairment charge of $3,919 associated with the Company's action of winding down its business (see
Note 1). Depreciation and amortization expense on property and equipment totaled $3,867, $6,078 and $5,420 in 2001, 2000 and 1999, respectively.

6. Investments

Current

In December 2000, the Company purchased 1,500,000 shares of a marketable security at $5.25 per share. The Company sold 1,310,000 shares in 2001 and realized a gain on the sale of this stock of $4,249. As of December 31, 2001 and 2000, the shares of stock owned by the Company were stated at fair value of $152 and $7,969, respectively. The Company adjusted the basis of this investment to recognize an impairment due to a decline in market value which is considered to be other than temporary.

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

Periodically, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its reviews in 2001 and 2000, the Company has recorded charges in 2001 and 2000 of $2,000 and $4,500, respectively, to other expense for an other-than-temporary investment impairment associated with its venture portfolio. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from, or recover the cost of, its investments.

At December 31, 2001, the Company has an investment in two companies totaling $10,500, including a $10,000 indirect investment, through a limited liability company that is controlled by Yucaipa, in Alliance Entertainment Corp. ("Alliance"). Yucaipa is believed to be indirectly a significant shareholder in Alliance. Alliance is one of the nation's largest home entertainment product distribution, fulfillment, and infrastructure companies providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions.

7. Borrowings

The Company has available several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in May 2002. In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21,000 for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company had bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15,000 and bank commitments to issue or consider issuing for standby letters of credit of up to $6,000 through May 15, 2002. As a result of the loss of its McDonald's and Philip Morris business (see Note 1) the Company no longer has the ability to borrow under its revolving credit facility or to issue a letter of credit under any of its existing credit facilities without it being fully cash collateralized.

$6,228 of the restricted cash at December 31, 2001 consists of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. The outstanding standby letters of credit have maturities ranging from February 2002 through October 2002.

The total outstanding short-term borrowings at December 31, 2000 were $5,523. The weighted average interest rate on short-term borrowings was 8.81% at December 31, 2000.

8. Lease Commitments

The approximate minimum rental commitments under all noncancelable leases as of December 31, 2001 were as follows:

2002                                                                 $ 6,079
2003                                                                   5,451
2004                                                                   5,170
2005                                                                   3,632
2006                                                                   2,884
Thereafter                                                             4,643
                                                                     -------
Total minimum lease payments                                         $27,859
                                                                     =======

As a consequence of the loss of its two major customers (as well as its other customers) and its resulting effects (see Note 1), and the substantial doubt about the Company's ability to continue as a going concern, the Company has taken action to significantly reduce its worldwide infrastructure. As such, the Company has eliminated approximately 377 positions worldwide and has taken and will continue to take action to reduce its global property commitments as it winds down its business. The Company has negotiated or is in the process of negotiating early lease terminations related to its worldwide facilities and property and equipment rental commitments.

Rental expense for all operating leases was $7,989, $10,893 and $11,286 for the years ended December 31, 2001, 2000 and 1999, respectively. Rent is charged to operations on a straight-line basis for certain leases.

9. Income Taxes

The components of the provision (benefit) for income taxes are as follows:


                                                    For the Years Ended December 31,

                                           2001                 2000                       1999
                                           ----                 ----                       ----
Current:
                    Federal              $    --               $(4,544)                    $3,710
                    State                     --                   465                      1,074
                    Foreign                   --                 2,086                      1,041
                                         -------               -------                     ------
                                              --                (1,993)                     5,825
                                         -------               -------                     ------
Deferred:
                    Federal               11,222                  (258)                     2,226
                    State                  1,152                   646                        349
                                         -------               -------                     ------
                                          12,374                   388                      2,575
                                         -------               -------                     ------
                                         $12,374               $(1,605)                    $8,400
                                         =======               =======                     ======


As required by SFAS 109, the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. To the extent that these assets have been deemed to be unrealizable, a valuation allowance and tax provision of approximately $39,958 has been recorded in 2001. The tax effects of temporary differences giving rise to deferred tax assets as of December 31, are as follows:

                                                        2001                   2000
                                                        ----                   ----
Deferred tax assets
  Receivable reserves                                 $   864                $   536
  Inventory capitalization and reserves                 2,217                    179
  Other asset reserves                                  7,453                  2,671
  Deferred compensation                                 1,186                  1,100
  Capital losses                                        2,594                  2,725
  Foreign tax credits                                   1,881                  1,881
  Alternative minimum tax credits                         637                    637
  Net operating losses                                 27,537                  7,213
  Depreciation                                          1,146                    469
  Valuation allowance                                 (45,515)                (5,557)
                                                      -------                -------
                                                      $    --                $11,854
                                                      =======                =======

As of December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $59,916 and $82,614, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards will begin to expire in 2002. As of December 31, 2001, the Company also has foreign tax credit carryforwards of $1,881 that will begin to expire in 2002 and alternative minimum tax credits of $637 which carryforward indefinitely.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                          2001      2000       1999
                                                          ----      ----       ----
Federal tax (benefit) rate                                (35)%     (35)%       35%
Increase (decrease) in taxes resulting from:
     State income taxes, net of federal benefit            (3)        1          5
     Effect of foreign tax rates and non-utilization
        of losses (1)                                      32         7         (6)
     Goodwill                                              16         1          5
     Non-deductible loss on sale of business               --        22         --
     Meals and entertainment                               --         1          1
     Other, net                                             1         1          3
                                                         ----      ----       ----
Effective tax (benefit) rate                               11%       (2)%       43%
                                                         ====      ====       ====

(1) 1999 includes utilization of prior year foreign losses.

The Company is currently undergoing an audit by the Internal Revenue Service covering the tax years 1996 through 2000. The Company is unable to estimate what, if any, effects the outcome of the audit will have on the Company's financial condition, results of operations or net cash flows.

10. Accrued Expenses and Other Current Liabilities

At December 31, 2001 and 2000, accrued expenses and other current liabilities consisted of the following:

                                             2001         2000
                                             ----         ----
Accrued payroll and related items and
   deferred compensation                   $10,400      $12,501
Inventory purchases                          6,201       19,535
Deferred revenue                                --        4,425
Other                                       14,914       16,804
                                           -------      -------
                                           $31,515      $53,265
                                           =======      =======

11.  Nonrecurring Charges

A summary of the nonrecurring charges for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                             2001           2000           1999
                                           -------         ------         ------
Restructuring charge                       $20,212         $5,735         $   --
Settlement charge                               --            660          1,675
                                           -------         ------         ------
                                           $20,212         $6,395         $1,675
                                           =======         ======         ======

2001 Restructuring

After the February 2001 sale of its CPG business, and its previously announced intentions, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position had been consolidated under Allan I. Brown, who had served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing, Inc., the Company's wholly-owned subsidiary based in Los Angeles, California since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20,212 for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10,484), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6,500), a loss on the sale of the UK business ($2,147) and the settlement of certain lease obligations ($1,081). Total cash outlays related to restructuring activities are expected to be approximately $11,331. The restructuring plan was substantially complete by the end of 2001. A summary of activity in the restructuring accrual related to the 2001 restructuring action is as follows:

                  Balance at January 1, 2001        $     --
                  Restructuring provision             20,212
                  Non-cash asset write-downs          (8,874)
                  Employee termination costs
                    and other cash payments           (9,340)
                                                    --------
                  Balance at December 31, 2001      $  1,998
                                                    ========

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

              Balance at January 1, 2000        $    --
              Restructuring provision             6,360
              Employee termination costs
                and other cash payments          (2,858)
              Non-cash asset write-downs         (1,684)
              Accrual reversal                     (625)
                                                -------
              Balance at December 31, 2000        1,193
              Employee termination costs
                and other cash payments            (657)
              Non-cash asset write-downs            (90)
                                                -------
              Balance at December 31, 2001      $   446
                                                =======

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

12. Redeemable Preferred Stock

In November 1999, The Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25,000 in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25,000. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,216,728 shares as of December 31, 2001 and 3,108,049 shares as of December 31, 2000).

In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of a newly authorized series of preferred stock at a purchase price of $15,000. Each share of this series of preferred stock issued upon exercise of the warrant is convertible, at Yucaipa's option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,667 shares as of December 31, 2001 and December 31, 2000, respectively). The warrant expires on November 10, 2004.

Assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 16% of the then outstanding common shares at December 31, 2001 and December 31, 2000, respectively. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Yucaipa would own a total of approximately 23% of the then outstanding common shares at December 31, 2001 and December 31, 2000, respectively, making it the Company's largest shareholder.

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

In connection with this transaction, the managing partner of Yucaipa was appointed chairman of the Company's Board of Directors and Yucaipa was entitled to nominate two additional individuals to a seven-person board. In August 2001, the managing partner of Yucaipa, along with another Yucaipa representative, resigned from the Company's Board of Directors. Additionally, the Company will pay Yucaipa an annual management fee of $500 for a five-year term for which Yucaipa will provide general business consultation and advice and management services.

13. Stock Plans

At December 31, 2001, the Company had three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123")and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Had compensation cost for the Company's 2001, 2000 and 1999 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                           2001         2000            1999
                                                                           ----         ----            ----
         Net income (loss) - as reported                                $(122,345)    $(69,715)        $11,136
         Net income (loss) - pro forma                                   (123,188)     (71,143)          9,159
         Earnings (loss) per common share  -  basic - as reported           (7.50)       (4.43)           0.70
         Earnings (loss) per common share  -  diluted - as reported         (7.50)       (4.43)           0.67
         Earnings (loss) per common share  -  basic - pro forma             (7.49)       (4.52)           0.58
         Earnings (loss) per common share  -  diluted - pro forma           (7.49)       (4.52)           0.55


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

The fair value of each option grant under the above plans was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: expected dividend yield of zero % for all years; expected life of 3.0 years for 2001, 4.5 years for 2000 and 4.4 years for 1999; expected volatility of 142% for 2001, 70% for 2000 and 63% for 1999; and, a risk-free interest rate of 4.4% for 2001, 6.7% for 2000 and 5.2% for 1999.

The following summarizes the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the year ended on those dates:

                                                        2001                      2000                       1999
                                                      Weighted                  Weighted                   Weighted
                                                       Average                   Average                    Average
                                                      Exercise                  Exercise                   Exercise
                                         Shares        Price        Shares        Price        Shares        Price
                                       ------------------------   ------------------------   ------------------------
Outstanding at beginning of year        1,847,448    $     9.45    2,322,121    $    10.17    2,175,927    $    11.35
         Granted                          182,000          0.35      336,931          6.41      462,651          5.67
         Exercised                             --            --      (19,008)         6.02           --            --
         Canceled                        (853,249)        10.19     (792,596)        10.35     (316,457)        11.68
                                       ----------                 ----------                 ----------
Outstanding at end of year              1,176,199          7.55    1,847,448          9.45    2,322,121         10.17
                                       ==========                 ==========                 ==========

Options exercisable at year-end           844,809          8.96    1,290,702         10.75    1,390,761         11.26
                                       ==========                 ==========                 ==========

Options available for future grant      2,586,389                  1,915,140                  1,459,475
                                       ==========                 ==========                 ==========
Weighted average fair value of
     options granted during the year   $      .35                 $     3.88                 $     3.12
                                       ==========                 ==========                 ==========

The following table summarizes information about stock options outstanding at December 31, 2001:

                               Options Outstanding                   Options Exercisable
                               -------------------                   -------------------
                                    Weighted
                                     Average        Weighted                      Weighted
    Range of                        Remaining       Average                        Average
    Exercise            Number     Contractual     Exercise        Number         Exercise
     Prices          Outstanding      Life           Price       Exercisable       Price
     ------          -----------      ----           -----       -----------       -----
$ 0.20 - $ 5.38        359,905      7.8 years      $    2.83        205,179      $    3.97
  6.13 -   8.81        293,953          8.0             6.48        117,289           6.79
 10.00 -  10.87        336,996          5.5            10.67        336,996          10.67
 10.88 -  28.75        185,345          4.0            12.73        185,345          12.73
                      ---------                                     -------
$ 0.20 - $28.75       1,176,199         6.6             7.55        844,809           8.96
                      =========                                     =======

Employee Stock Purchase Plan

Pursuant to its 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan"), as amended in November 1999, the Company is authorized to issue up to an aggregate of 600,000 shares of its common stock to substantially all full-time employees electing to participate in the Stock Purchase Plan. Eligible employees may contribute, through payroll withholdings or lump-sum cash payment, up to 10% of their base compensation during six-month participation periods beginning in January and July of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Company common stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. Employee purchases amounted to 57,808 shares in 2001, 80,284 shares in 2000 and 88,132 shares in 1999 at prices ranging from $2.59 to $6.69 per share. At December 31, 2001, 190,811 shares were available for future purchases. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: expected dividend yield of zero % for all years; expected life of six months for all years; expected volatility of 142% for 2001, 70% for 2000 and 63% for 1999; and, a risk-free interest rate of 4.4%, 5.6% and 4.8% for 2001, 2000 and 1999, respectively. The weighted average fair value of those purchase rights per share granted in 2001, 2000 and 1999 was $1.69, $1.77 and $1.91, respectively.

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

14. Comprehensive Income

The Company's comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities, and is presented in the Consolidated Statements of Stockholders' (Deficit) Equity.

Components of other comprehensive income (loss) consist of the following:

                                                     2001          2000          1999
                                                     ----          ----          ----
Change in unrealized gains
   and losses on investments                       $   (94)      $(2,196)      $  (189)
Foreign currency translation
   adjustments                                      (1,186)          109          (719)
Income tax benefit (expense) related to
   unrealized gains and losses on investments           --           954            83
                                                   -------       -------       -------
Other comprehensive income (loss)                  $(1,280)      $(1,133)      $  (825)
                                                   =======       =======       =======

15. Profit-Sharing Retirement Plan

The Company has a qualified profit-sharing plan under Section 401(k) of the Internal Revenue Code that is available to substantially all employees. Under this plan the Company matches one-half of employee contributions up to six percent of eligible payroll. Employees are immediately fully vested for their contributions and vest in the Company contribution ratably over a three-year period. The Company's contribution expense for the years ended December 31, 2001, 2000 and 1999 was $664, $1,194 and $1,101, respectively.

16. Commitments and Contingencies

In addition to the legal matters discussed in Note 1, the Company is also involved in other litigation and various legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these other litigation and various legal matters will have a material adverse effect on its financial condition, results of operations or net cash flows.

17. Related Party Transactions

The Company leases warehouse facilities under a fifteen-year operating lease agreement which expires December 31, 2011 from a limited liability company which is jointly owned by a former officer and a former director of the Company. The agreement provides for annual rent of $462 and for the payment by the Company of all utilities, taxes, insurance and repairs. As a result of the February 2001 sale of the CPG business (see Note 3), the buyer became the primary obligor under this lease, however, the Company remained liable under this lease to the extent that the buyer does not perform its obligations under the lease. Pursuant to an agreement entered into in March 2002, among and between the Company, the buyer and the landlord, the lease will terminate effective June 30, 2002, along with any and all obligations of the Company under the lease.

In order to induce their continued commitment to provide vital services to the Company in the wake of the events of August 2001, in the third quarter of 2001 the Company entered into retention arrangements with its Chief Executive Officer, each of the three non-management members of the Company's Board of Directors (the "Board") and key members of management of Simon Marketing. As a further inducement to the Company's directors to continue their service to the Company, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. Pursuant to this Agreement, the Company has deposited a total of $2,700 with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee which the Company is unable to pay.

In connection with the wind-down of its business operations and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its Chief Executive Officer ("CEO") in March 2002. In accordance with the terms of this Agreement, the CEO's employment with the Company terminated in March 2002 (the CEO will remain on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the CEO and the Company were terminated, including the CEO's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. (For additional information related to the CEO's retention agreement, see the Company's 2001 third quarter Form 10-Q.) The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board consisting of Messrs. Golleher and Kouba, in consultation with outside financial, accounting, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4,563, relating principally to the forgiveness of indebtedness of the CEO to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the CEO. The Company received a full release from the CEO in connection with this Agreement, and the Company provided the CEO with a full release. Additionally, the Agreement calls for the CEO to provide consulting services to the Company for a period of six months after the CEO's employment with the Company terminated in exchange for a fee of approximately $47 per month, plus specified expenses.

On August 28, 2001, the Company entered into retention letter agreements with each of Joseph Bartlett, George Golleher and Anthony Kouba, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $.750 for services outside of Board and committee meetings (for which they are paid $2 per meeting in accordance with existing Company policy).

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provide for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements are approximately $3,100. Approximately $1,700 of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and have been released back to the Company in 2002 upon making of retention and severance payments to these applicable employees.

18. Segments and Related Information

Up to the events of August 2001 (see Note 1), the Company operated in one industry: the promotional marketing industry. The Company's business in this industry encompasses the design, development and marketing of high-impact promotional products and programs.

A significant percentage of the Company's sales has been attributable to a small number of customers. In addition, a significant portion of trade accounts receivable related to these customers. The following summarizes the concentration of sales and trade receivables for customers with sales in excess of 10% of total sales for any of the years ended December 31, 2001, 2000 and 1999, respectively:

                   % of Sales           % of Trade Receivables
                   ----------           ----------------------
              2001    2000    1999      2001    2000    1999
              ----    ----    ----      ----    ----    ----
Company A      78      65      61        55      73      35
Company B       8       9       9        15      15       6

The Company historically conducted its promotional marketing business on a global basis. The following summarizes the Company's net sales for the years ended December 31, 2001, 2000 and 1999, respectively, by geographic area:

                                  2001          2000          1999
                                  ----          ----          ----
            United States       $199,583      $505,209      $608,613
            Germany               45,709        76,015       111,231
            Asia                  45,301       106,380        54,661
            United Kingdom        13,676        25,962       153,976
            Other foreign         19,771        54,884        60,363
                                --------      --------      --------
            Consolidated        $324,040      $768,450      $988,844
                                ========      ========      ========

The following summarizes the Company's long-lived assets as of December 31, 2001, 2000 and 1999, respectively, by geographic area:

                                 2001         2000          1999
                                 ----         ----          ----
             United States      $16,267      $79,861      $104,073
             Foreign                987        3,297         3,559
                                -------      -------      --------
             Consolidated       $17,254      $83,158      $107,632
                                =======      =======      ========

Geographic areas for net sales are based on customer locations. Long-lived assets include property and equipment, excess of cost over net assets acquired (in 2000 and 1999) and other non-current assets.

19. Earnings Per Share Disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by SFAS 128:


                                                                  For the Years Ended December 31,
                                            2001                               2000                             1999
                           ---------------------------------- --------------------------------- ----------------------------------
                                                       Per                                Per
                              Income      Shares      Share     Income     Shares        Share    Income      Shares      Per Share
                           (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount  (Numerator) (Denominator)   Amount
                           ---------------------------------- --------------------------------- -----------------------------------
Basic EPS:
Income (loss)
  available to
  common stockholders        $(123,387)  16,454,779   $ (7.50)  $ (70,715)   15,971,537   $(4.43)  $ 10,994   15,624,366   $  0.70

Preferred stock
  dividends                      1,042                              1,000                               142

Effect of Dilutive
  Securities:
Common stock equivalents                         --                                  --                           95,444

Convertible preferred
  stock                                          --                                  --                          428,195

Contingently and
  non-contingently
  issuable shares related
  to acquired companies                          --                                  --                          483,402
                             ---------   ----------             ---------    ----------            --------   ----------

Diluted EPS:
Income (loss) available
  to common stockholders
  and assumed conversions    $(122,345)  16,454,779   $ (7.50)  $ (69,715)   15,971,537  $(4.43)   $ 11,136   16,631,407   $  0.67
                             =========   ==========   =======   =========    ==========  ======    ========   ==========   =======


For the years ended December 31, 2001 and December 31, 2000, 3,376,032 and 3,499,226, respectively, of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

20. Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2001 and 2000, respectively:

                                               First       Second        Third       Fourth
                                              Quarter      Quarter      Quarter      Quarter
                                              -------      -------      -------      -------
2001
Net sales                                    $ 106,505    $ 111,089    $  93,819    $  12,627
Gross profit                                    24,965       18,971       20,398        7,380
Net loss                                        (4,219)     (14,854)     (67,193)     (36,079)
Loss per common share - basic                    (0.28)       (0.92)       (4.05)       (2.17)
Loss per common share - diluted                  (0.28)       (0.92)       (4.05)       (2.17)

                                               First       Second        Third       Fourth
                                              Quarter      Quarter      Quarter      Quarter
                                              -------      -------      -------      -------
2000
Net sales                                    $ 177,303    $ 224,333    $ 178,702    $ 188,112
Gross profit                                    32,934       32,353       37,402       41,336
Net income (loss)                                 (668)      (9,523)      (1,434)     (58,090)
Earnings (loss) per common share - basic         (0.06)       (0.61)       (0.10)       (3.63)
Earnings (loss) per common share - diluted       (0.06)       (0.61)       (0.10)       (3.63)

21. Subsequent Events

Lease and Supplier Settlements

Subsequent to December 31, 2001, and related to the winding down of its business affairs associated with the loss of its two largest customers (as well as its other customers) (see Note 1), the Company has negotiated early terminations on many of its facility and non-facility operating leases, and also negotiated settlements related to liabilities with many of its suppliers. Approximately $20,000 of the Company's liabilities have been settled subsequent to year-end. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities.

Contingent Payment Obligations

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see Note 1), the Company recorded a $5,000 charge in the third quarter 2001 to accelerate the recognition of contingent payment obligations (due in June 2002) arising from the acquisition of Simon Marketing in 1997. Pursuant to the Company entering into Separation, Settlement and General Release Agreements in the first quarter of 2002 with three former employees, the Company settled its contingent payment obligation with these individuals at an aggregate amount of approximately $1,000 less than its recorded liability. Settlement discussions with the remaining three individuals associated with this contingent obligation are ongoing.

Indemnification Trust Agreement

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust") which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2,700. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2,700) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing.

                              SIMON WORLDWIDE, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                           ADDITIONS
                                           CHARGED TO             DEDUCTIONS
ACCOUNTS RECEIVABLE,   BALANCE AT           COSTS AND         (CHARGED AGAINST         BALANCE AT
ALLOWANCE FOR          BEGINNING             EXPENSES              ACCOUNTS                END
DOUBTFUL ACCOUNTS      OF PERIOD       (BAD DEBT EXPENSES)        RECEIVABLE)           OF PERIOD
-----------------      ----------      -------------------        -----------           ---------
       2001             $ 2,074               $15,492               $ 1,950               $15,616
       2000               4,243                 3,423                 5,592                 2,074
       1999               2,682                 2,578                 1,017                 4,243

DEFERRED INCOME                             ADDITIONS
TAX ASSET              BALANCE AT           CHARGED TO                                  BALANCE AT
VALUATION              BEGINNING             COSTS AND                                      END
ALLOWANCE              OF PERIOD             EXPENSES             DEDUCTIONS            OF PERIOD
---------              ---------             --------             ----------            ---------
       2001              $ 5,557             $39,958                $    --               $45,515
       2000                1,252               4,305                     --                 5,557
       1999                8,193                  --                  6,941(1)              1,252

(1) Represents the tax benefit from adjusting the valuation allowance of the acquired deferred assets.

                  EXHIBIT INDEX

     EXHIBIT NO.          DESCRIPTION
            2.1 (9)       Securities Purchase Agreement dated September 1, 1999,
                          between the Registrant and Overseas Toys, L.P.
           2.2  (12)      Purchase Agreement between the Company and Rockridge
                          Partners, Inc., dated January 20, 2001 as amended by
                          Amendment No. 1 to the Purchase Agreement, dated February
                          15, 2001
           2.3            March 12, 2002 Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002,
                          filed herewith
           2.4            Mutual Release Agreement between Cyrk and Simon, filed
                          herewith
           3.1  (3)       Restated Certificate of Incorporation of the Registrant
           3.2  (1)       Amended and Restated By-laws of the Registrant
           3.3  (10)      Certificate of Designation for Series A Senior Cumulative
                          Participating Convertible Preferred Stock
           4.1  (1)       Specimen certificate representing Common Stock
          10.1  (2)(3)    1993 Omnibus Stock Plan, as amended
          10.2  (2)(4)    Life Insurance Agreement dated as of November 15, 1994 by
                          and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between
                          Gregory P. Shlopak and Patrick D. Brady, Trustee,
                          entitled "The Shlopak Family 1994 Irrevocable Insurance Trust"
        10.2.1  (2)(4)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
        10.3    (2)(4)    Life Insurance Agreement dated as of November 15, 1994 by
                          and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994 between
                          Gregory P. Shlopak and Patrick D. Brady, Trustee, entitled
                          "The Gregory P. Shlopak 1994 Irrevocable Insurance Trust"
        10.3.1  (2)(4)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
          10.4  (2)(4)    Life Insurance Agreement dated as of November 15, 1994 by
                          and between the Registrant and Walter E. Moxham, Jr. as
                          Trustee under a declaration of trust dated November 7, 1994 between Patrick D. Brady and Walter E. Moxham, Jr., Trustee, entitled "The Patrick D. Brady 1994 Irrevocable Insurance
                          Trust"
        10.4.1  (2)(4)    Assignments of Life Insurance policies as Collateral, each dated November 15, 1994
          10.5  (2)(5)    1997 Acquisition Stock Plan
          10.6  (6)       Securities Purchase Agreement dated February 12, 1998 by and between the Company and Ty Warner
          10.7  (7)       Severance Agreement between the Company and Gregory P.
                          Shlopak
          10.8  (2)(8)    Severance Agreement between the Company and Ted L. Axelrod dated November 20, 1998
          10.9  (2)(8)    Severance Agreement between the Company and Dominic F.
                          Mammola dated November 20, 1998
        10.9.1  (2)(8)    Amendment No. 1 to Severance Agreement between the Company and Dominic F. Mammola dated March 29, 1999
         10.10  (10)      Registration Rights Agreement between the Company and
                          Overseas Toys, L.P.
         10.11  (10)      Management Agreement between the Company and The Yucaipa
                          Companies
         10.12  (2)(9)    Employment Agreement between the Company and Allan Brown,
                          dated September 1, 1999
         10.13  (2)(9)    Employment Agreement between the Company and Patrick Brady, dated September 1, 1999
         10.14  (10)      Lease agreement dated as of July 29, 1999, between TIAA
                          Realty, Inc. and the Company
         10.15  (2)(10)   Life Insurance Agreement dated as of September 29, 1997 by and between the Company and Frederic N. Gaines, Trustee of the Allan I. Brown Insurance Trust, under Declaration of
                          Trust dated September 29, 1997
         10.16  (2)(11)   Promissory Note and Pledge Agreement by Allan  Brown in
                          favor of the Company dated July 10, 2000
         10.17  (2)(13)   Promissory Note and Pledge Agreement by Allan  Brown in
                          favor of the Company dated October 18, 2000
         10.18  (12)      Subordinated Promissory Note by Rockridge Partners, Inc. in
                          favor of the Company dated February 15, 2001
         10.19  (14)      Credit and Security Agreement dated as of June 6, 2001 and entered into by and between the Company and City National
                          Bank
         10.20  (15)      Retention and Amendment Agreement dated as of August 29,
                          2001 between the Company and Allan I. Brown

          10.21 (15)      Form of Retention Agreement dated as of August 28, 2001
                          between the Company and each of George Golleher,
                          Anthony Kouba and Joseph Bartlett
          10.22           Termination, Severance and General Release Agreement
                          between the Company and Allan Brown, dated March 18,
                          2002, filed herewith
          10.23           Amended Consulting Agreement and General Release
                          between the Company and Eric Stanton, dated March 1,
                          2002, filed herewith
          10.24           Settlement and General Release Agreement between the
                          Company and Vivian Foo, dated March 15, 2002, filed
                          herewith
          10.25           Indemnification Trust Agreement between the Company and
                          Development Specialists, Inc. as Trustee, dated March
                          1, 2002, filed herewith
          10.26           Promissory Note and Pledge Agreement by Allan Brown
                          in favor of the Company dated June 9, 1997, filed
                          herewith
          21.1            List of Subsidiaries, filed herewith
          23.1            Consent of PricewaterhouseCoopers LLP - Independent
                          Accountants, filed herewith
          99.1            Amended Cautionary Statement for Purposes of the "Safe
                          Harbor" Provisions of the Private Securities Litigation
                          Reform Act  of 1995, filed herewith
          99.2  (2) (9)   Termination Agreement among the Company, Patrick Brady,
                          Allan Brown, Gregory Shlopak, Eric Stanton, and Eric
                          Stanton Self-Declaration of Revocable Trust

--------------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)   Management contract or compensatory plan or arrangement.

(3) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-45655) and incorporated herein by reference.

(6) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Report on Form 8-K dated December 31, 1998 and incorporated herein by reference.

(8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's Report on Form 8-K dated September 1, 1999 and incorporated herein by reference.

(10) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 2000 and incorporated herein by reference.

(12) Filed as an exhibit to the Registrant's Report on Form 8-K dated February 15, 2001 and incorporated herein by reference.

(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated June 30, 2001 and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 2001 and incorporated herein by reference.