Form 10-Q
period 2002-03-31
SIMON WORLDWIDE INC
filed 2002-05-14
CIK 864264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

             1900 AVENUE OF THE STARS, LOS ANGELES, CALIFORNIA 90067
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 553-4460
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

At April 30, 2002, 16,653,193 shares of the Registrant's common stock were outstanding.

                             SIMON WORLDWIDE, INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                             PAGE NUMBER
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                              3

                  Consolidated Statements of Operations -
                  For the three months ended March 31, 2002 and 2001                4

                  Consolidated Statements of Comprehensive Income -
                  For the three months ended March 31, 2002 and 2001                5

                  Consolidated Statements of Cash Flows -
                  For the three months ended March 31, 2002 and 2001                6

                  Notes to Consolidated Financial Statements                     7-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 12-15

PART II  OTHER INFORMATION

         Item 2.  Legal Proceedings                                                16

         Item 6.  Exhibits and Reports on Form 8-K                                 16

         SIGNATURES                                                                17

                         PART I - FINANCIAL INFORMATION

                             SIMON WORLDWIDE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                                    March 31, 2002   December 31, 2001
                                                                                    --------------   -----------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents                                                            $  31,551         $  40,851
  Restricted cash                                                                          5,380             8,733
  Investment                                                                                  --               152
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $15,218
     at March 31, 2002 and $15,616, at December 31, 2001                                   1,732             7,253
  Prepaid expenses and other current assets                                                2,790             3,693
                                                                                       ---------         ---------
       Total current assets                                                               41,453            60,682
Property and equipment, net                                                                  187             2,814
Investments                                                                               10,500            10,500
Other assets                                                                               3,126             3,940
                                                                                       ---------         ---------
                                                                                       $  55,266         $  77,936
                                                                                       =========         =========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Short-term borrowings                                                                $      --         $     457
  Accounts payable:
   Trade                                                                                  18,322            21,511
   Affiliates                                                                                155               183
  Accrued expenses and other current liabilities                                          23,988            34,415
  Accrued restructuring expenses                                                             700             2,444
                                                                                       ---------         ---------
       Total current liabilities                                                          43,165            59,010
Long-term obligations                                                                         --             3,885
                                                                                       ---------         ---------
       Total liabilities                                                                  43,165            62,895
                                                                                       ---------         ---------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 26,803 shares issued and outstanding at March 31, 2002 and 26,538 shares issued and outstanding
  at December 31, 2001, stated at redemption value of $1,000 per share                    26,803            26,538

Stockholders' deficit:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 26,803 Series
     A1 shares issued at March 31, 2002 and 26,538 Series A1 shares
     issued at December 31, 2001                                                              --                --
  Common stock, $.01 par value; 50,000,000 shares authorized;
     16,653,193 shares issued and outstanding at March 31, 2002 and
     16,653,193 shares issued and outstanding at December 31, 2001                           167               167
  Additional paid-in capital                                                             138,007           135,966
  Retained deficit                                                                      (150,951)         (145,515)
  Accumulated other comprehensive loss:
     Cumulative translation adjustment                                                    (1,925)           (2,115)
                                                                                       ---------         ---------
       Total stockholders' deficit                                                       (14,702)          (11,497)
                                                                                       ---------         ---------

                                                                                       $  55,266         $  77,936
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

                             SIMON WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                       For the three months
                                                                         ended March 31,
                                                                  ---------------------------
                                                                     2002              2001
                                                                  ---------         ---------
Net sales                                                         $      --         $ 106,505
Cost of sales                                                            --            81,540
                                                                  ---------         ---------
Gross profit                                                             --            24,965
                                                                  ---------         ---------

Selling, general and administrative expenses                          8,289            30,196
Goodwill amortization expense                                            --               666
Charges attributable to loss of significant customers, net            1,907                --
Gain on settlement of obligations                                    (4,298)               --
Restructuring                                                          (657)               --
                                                                  ---------         ---------
                                                                      5,241            30,862
                                                                  ---------         ---------
Operating loss                                                       (5,241)           (5,897)
Interest income                                                        (109)             (622)
Interest expense                                                         35               252
Other (income) expense                                                   --               500
                                                                  ---------         ---------
Loss before income taxes                                             (5,167)           (6,027)
Income tax benefit                                                       --            (1,808)
                                                                  ---------         ---------
Net loss                                                             (5,167)           (4,219)
Preferred stock dividends                                               269               258
                                                                  ---------         ---------
Net loss available to common stockholders                         $  (5,436)        $  (4,477)
                                                                  =========         =========

Loss per common share - basic and diluted                         $   (0.33)        $   (0.28)
                                                                  =========         =========

Weighted average shares outstanding - basic and diluted              16,653            16,095
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

                             SIMON WORLDWIDE, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In thousands)

                                                                          For the three months
                                                                             ended March 31,
                                                                      -----------------------------
                                                                         2002               2001
                                                                      ----------         ----------
Net loss                                                              $   (5,167)        $   (4,219)
                                                                      ----------         ----------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                                   190               (375)
  Unrealized holding gains arising during period                              --              5,022
                                                                      ----------         ----------
Other comprehensive income, before tax                                       190              4,647
Income tax expense related to items of
  other comprehensive income                                                  --              1,535
                                                                      ----------         ----------
Other comprehensive income, net of tax                                       190              3,112
                                                                      ----------         ----------
Comprehensive loss                                                    $   (4,977)        $   (1,107)
                                                                      ==========         ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                             SIMON WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                   For the three months
                                                                                      ended March 31,
                                                                               -----------------------------
                                                                                  2002               2001
                                                                               ----------         ----------
Cash flows from operating activities:
   Net loss                                                                    $   (5,167)        $   (4,219)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                                 417              1,957
        Loss on sale of property and equipment                                         28                 --
        Realized loss on sale of investments                                            8                 --
        Provision for doubtful accounts                                                --                541
        Deferred income taxes                                                          --             (2,264)
        Charge for impaired assets, net                                                41                 --
        Charge for impaired investment                                                 --                500
        Gain on settlement of obligations                                          (4,298)                --
        Non-cash restructuring                                                       (657)                13
        Increase (decrease) in cash from changes
         in working capital items:
            Accounts receivable                                                     7,904             23,564
            Inventories                                                                --             (2,845)
            Prepaid expenses and other current assets                                 903             (1,322)
            Accounts payable                                                       (1,662)           (12,059)
            Accrued expenses and other current liabilities                         (9,409)            (3,971)
                                                                               ----------         ----------
Net cash used in operating activities                                             (11,892)              (105)
                                                                               ----------         ----------
Cash flows from investing activities:
   Purchase of property and equipment                                                 (20)              (556)
   Proceeds from sale of property and equipment                                        --                 72
   Purchase of investments                                                             --             (7,875)
   Proceeds from sale of CPG division                                                  --              8,363
   Proceeds from sale of investments                                                  144                 --
   Decrease in restricted cash                                                      3,353                 --
   Other, net                                                                         351                271
                                                                               ----------         ----------
Net cash provided by investing activities                                           3,828                275
                                                                               ----------         ----------
Cash flows from financing activities:
   Repayments of short-term borrowings, net                                          (457)            (4,009)
   Proceeds from (repayments of) long-term obligations                               (831)                17
   Proceeds from issuance of common stock                                              --                153
                                                                               ----------         ----------
Net cash used in financing activities                                              (1,288)            (3,839)
                                                                               ----------         ----------
Effect of exchange rate changes on cash                                                52                (58)
                                                                               ----------         ----------
Net decrease in cash and cash equivalents                                          (9,300)            (3,727)
Cash and cash equivalents, beginning of year                                       40,851             68,162
                                                                               ----------         ----------
Cash and cash equivalents, end of period                                       $   31,551         $   64,435
                                                                               ==========         ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest                                                                    $       35         $      131
                                                                               ==========         ==========
   Income taxes                                                                $    1,295         $      257
                                                                               ==========         ==========
 Supplemental non-cash investing activities:
   Dividends paid in kind on mandatorily redeemable preferred stock            $      265         $       --
                                                                               ==========         ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                             SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared by Simon Worldwide, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company filed a report on Form 8-K dated April 17, 2002 announcing that its independent accounting firm had resigned and withdrawn its audit report dated March 26, 2002 filed with the Company's 2001 Annual Report on Form 10-K. As a result, the Company is in the process of engaging new independent accountants. Therefore, the accompanying financial statements and 10-Q report have not been reviewed by independent accountants as required by Article 10 of Regulation S-X of the Securities and Exchange Commission rules and regulations.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

         The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         Certain prior period amounts have been reclassified to conform with the current period presentation.

2.       Loss of Customers, Resulting Events and Going Concern

         On August 21, 2001, the Company was notified by McDonald's Corporation ("McDonald's") that they were terminating their approximately 25-year relationship with Simon Marketing, Inc. ("Simon Marketing"), a wholly owned subsidiary of the Company, as a result of the arrest of Jerome
         P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who was alleged to have embezzled winning game pieces from McDonald's promotional games administered by Simon Marketing. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida alleges that Mr. Jacobson "embezzled more than $20 million worth of high-value winning McDonald's promotional game pieces from his employer, Simon". Simon Marketing is identified in the Indictment, along with McDonald's, as one of the victims of Mr. Jacobson's alleged fraudulent scheme (see Legal Actions Associated with the McDonald's Matter section, below). Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris Incorporated ("Philip Morris"), was also ending their approximately nine-year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, respectively, of total net sales in 2001. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At March 31, 2002, the Company had no customer backlog as compared to $247.4 million of written customer purchase orders at March 31, 2001. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

         As a result of the loss of these major customers (as well as its other customers), along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure. The Company has eliminated, or is in the process of eliminating, much of its operations throughout the world, including its sourcing arm in Asia and most of its worldwide sales and general and administrative operations. As of March 31, 2002, the Company had approximately 33 employees. It is anticipated that the Company will be wound up and liquidated, possibly through bankruptcy proceedings, sometime in the future.

         The Company recorded a first quarter 2002 pre-tax net charge totaling approximately $1.9 million associated with the loss of customers. These charges relate principally to asset write-downs ($2.2 million), professional fees ($1.4 million), labor costs ($.4 million), and other costs ($.3 million) which were partially offset by a recovery of an asset which had been written off and included in the 2001 charges attributable to the loss of significant customers ($2.4 million). The Company also recorded a gain of $4.3 million related to the settlement of obligations in the first quarter of 2002. These gains relate principally to lease settlements ($2.8 million) and supplier settlements ($1.5 million).

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

         On or about April 19, 2002, McDonald's entered into a nationwide settlement agreement with certain plaintiffs in consumer class and representative actions pending in Illinois state court. By its terms, the settlement is subject, among other things, to court approval and dismissal with prejudice of all pending consumer class and representative actions nationwide. The proposed settlement includes a general release of all consumer claims against Simon Marketing, Inc. and the Company, and their respective employees, agents and vendors, with respect to all claims related to McDonald's promotional games run from January 1, 1979 through and including December 31, 2001. The settlement is being funded on McDonald's behalf by the professional liability insurers for Simon Marketing, Inc., under whose policies McDonald's Corporation was an additional insured. The Company is unable to predict the outcome of any or all of these lawsuits or the proposed nationwide settlement and their ultimate effect, if any, on the Company's financial condition, results of operation or net cash flows.

         On October 23, 2001, Simon Marketing and the Company filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, fraud, defamation and breach of contract in connection with the termination of Simon Marketing's relationship with McDonald's.

         Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing has engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount.

         These lawsuits with McDonald's are in very early stages and discovery has yet to commence. The Company is unable to predict the outcome of the McDonald's suit against the Company, or of its suit against McDonald's, and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

         On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. In 2002, a settlement was reached resulting in a payment of $1.5 million by Philip Morris to the Company.

         On March 7, 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. This lawsuit is in a very early stage and discovery has yet to commence. The Company is unable to predict the outcome of this lawsuit or the ultimate effect, if any, of it on the Company's financial condition, results of operations or net cash flows.

         On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by a former Simon Marketing employee. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. This lawsuit is in a very early stage and discovery has yet to commence. The Company is unable to predict the outcome of this lawsuit or the ultimate effect, if any, of it on the Company's financial condition, results of operations or net cash flows.

         As a result of this lawsuit, PWC resigned as the Company's independent accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002 filed with the Company's 2001 Annual Report on Form 10-K. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 financial statements. The Company does not believe that PWC's independence was impaired in connection with the lawsuit. The Company is currently in the process of engaging new independent accountants.

         For additional information related to certain matters discussed in this footnote, reference is made to the Company's 2001 Report on Form 10-K and Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001, October 30, 2001, and April 17, 2002,
         respectively.

3.       Long-term Investments

         The Company has made strategic and venture investments in a portfolio of privately-held companies that are being accounted for under the cost method. These investments are in Internet-related companies that are at varying stages of development, including startups, and were intended to provide the Company with an expanded Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in the Internet, including their dependency upon the widespread acceptance and use of the Internet as an effective medium for commerce. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these Internet-related companies is subject to the aforementioned risks inherent in Internet business.

         Periodically, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its reviews, the Company has recorded a first quarter 2001 charge to other expense of $.5 million for an other-than-temporary investment impairment associated with its venture portfolio. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

         At March 31, 2002 and December 31, 2001, the Company has an investment in two companies totaling $10.5 million which includes a $10.0 million indirect investment, through a limited liability company that is owned by The Yucaipa Companies ("Yucaipa"), in Alliance Entertainment Corp. ("Alliance"). Yucaipa is believed to be indirectly a significant shareholder in Alliance. Alliance is a home entertainment product distribution and fulfillment company.

4.       Short-Term Borrowings

         In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21.0 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company had bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15.0 million and bank commitments to issue or consider issuing for standby letters of credit of up to $6.0 million through May 15, 2002. As a result of the loss of its McDonald's and Philip Morris business (see Note 2), the Company no longer has the ability to borrow under its revolving credit facility or to issue a letter of credit under any of its existing credit facilities without it being fully cash collateralized.

         Restricted cash at March 31, 2002 and December 31, 2001 was $5.4 million and $6.2 million, respectively, consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. Outstanding standby letters of credit have maturities ranging from July 2002 through August 2007.

5.       Restructuring

         2001 Restructuring
         The Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses principally related to employee termination costs, asset write-downs, loss on the sale of the UK business and settlement of certain lease obligations. The restructuring plan was substantially complete by the end of 2001. The original restructuring charge was revised downward by $.7 million in the first quarter of 2002 primarily related to a reduction in employee termination costs. A summary of activity in the restructuring accrual related to the 2001 restructuring action is as follows (in thousands):

                   BALANCE AT JANUARY 1, 2001              $     --
                   Restructuring provision                   20,212
                   Non-cash asset write-downs                (8,874)
                   Employee termination costs
                     and other cash payments                 (9,340)
                                                           --------
                   BALANCE AT DECEMBER 31, 2001               1,998
                   Employee termination costs
                     and other cash payments                   (641)
                   Accrual reversal                            (657)
                                                           --------
                   BALANCE AT MARCH 31, 2002               $    700
                                                           ========

         2000 Restructuring
         As a result of its May 2000 restructuring, the Company recorded a net charge to 2000 operations of $5.7 million for involuntary termination costs, asset write-downs and the settlement of lease obligations. The original restructuring charge of nearly $6.4 million was revised downward to $5.7 million as a result of the sale of the Corporate Promotions Group business. The restructuring plan was substantially complete by the end of 2000. A summary of activity in the restructuring accrual related to the 2000 restructuring action is as follows (in thousands):

                     BALANCE AT JANUARY 1, 2000          $      --
                     Restructuring provision                 6,360
                     Employee termination costs
                       and other cash payments              (2,858)
                     Non-cash asset write-downs             (1,684)
                     Accrual reversal                         (625)
                                                         ---------
                     BALANCE AT DECEMBER 31, 2000            1,193
                     Employee termination costs
                       and other cash payments                (657)
                     Non-cash asset write-downs                (90)
                                                         ---------
                     BALANCE AT DECEMBER 31, 2001              446
                     Employee termination costs
                       and other cash payments                (446)
                                                         ---------
                     BALANCE AT MARCH 31, 2002           $      --
                                                         =========

6.       Earnings Per Share Disclosure

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):


                                                                     For the Quarters Ended March 31,
                                                              2002                                     2001
                                   -------------------------------------------     -------------------------------------------
                                      Income          Shares         Per Share        Income          Shares         Per Share
                                   (Numerator)     (Denominator)       Amount      (Numerator)     (Denominator)       Amount
                                   -----------     -------------     ---------     -----------     -------------     ---------
Basic and diluted EPS:
Net loss                             $(5,167)        16,653,193        $(0.31)       $(4,219)        16,094,904        $(0.26)

Preferred stock dividends                269                                             258

                                     --------------------------                      --------------------------
Loss available to common
 stockholders                        $(5,436)        16,653,193        $(0.33)       $(4,477)        16,094,904        $(0.28)
                                     =======         ==========        ======        =======         ==========        ======

         For the quarters ended March 31, 2002 and 2001, 3,234,241 of convertible preferred stock and 3,823,362 of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

7.       Subsequent Events

         The Company's common stock was delisted from the Nasdaq Stock Market by Nasdaq on May 3, 2002 due to the Company's failure to comply with certain Nasdaq listing requirements. For more information related to this matter, reference is made to the Company's Report on Form 8-K dated May 3, 2002.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. ("the Company") for the three months ended March 31, 2002 as compared to the same period in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to the Company's 2001 Report on Form 10-K which is incorporated herein by reference.

GENERAL

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris") (see Loss of Customers, Resulting Events and Going Concern section, below). Until the unanticipated events of August 2001 occurred, the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer product and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, respectively, of total net sales in 2001.

Beginning in 1996, the Company grew as a result of a series of acquisitions of companies engaged in the corporate catalog and advertising specialty segment of the promotion industry. Certain of these acquired companies operated within the Company's Corporate Promotions Group and had a history of disappointing financial results. As a result, the Company sold these businesses in February of 2001.

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

LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing, Inc. ("Simon Marketing"), a wholly owned subsidiary of the Company, as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who was alleged to have embezzled winning game pieces from McDonald's promotional games administered by Simon Marketing. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida alleges that Mr. Jacobson "embezzled more than $20 million worth of high-value winning McDonald's promotional game pieces from his employer, Simon". Simon Marketing is identified in the Indictment, along with McDonald's, as one of the victims of Mr. Jacobson's alleged fraudulent scheme (see Legal Actions Associated with the McDonald's Matter section, below). Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine-year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, respectively, of total net sales in 2001. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At March 31, 2002, the Company had no customer backlog as compared to

$247.4 million of written customer purchase orders at March 31, 2001. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

As a result of the loss of these major customers (as well as its other customers), along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure. The Company has eliminated, or is in the process of eliminating, much of its operations throughout the world, including its sourcing arm in Asia and most of its worldwide sales and general and administrative operations. As of March 31, 2002, the Company had approximately 33 employees. It is anticipated that the Company will be wound up and liquidated, possibly through bankruptcy proceedings, sometime in the future.

The Company recorded a first quarter 2002 pre-tax net charge totaling approximately $1.9 million associated with the loss of customers. These charges relate principally to asset write-downs ($2.2 million), professional fees ($1.4 million), labor costs ($.4 million), and other costs ($.3 million) which were partially offset by a recovery of an asset which had been written off and included in the 2001 charges attributable to loss of significant customers ($2.4 million). The Company also recorded a gain of $4.3 million related to the settlement of obligations in the first quarter of 2002. These gains relate principally to lease settlements ($2.8 million) and supplier settlements ($1.5 million).

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

On or about April 19, 2002, McDonald's entered into a nationwide settlement agreement with certain plaintiffs in consumer class and representative actions pending in Illinois state court. By its terms, the settlement is subject, among other things, to court approval and dismissal with prejudice of all pending consumer class and representative actions nationwide. The proposed settlement includes a general release of all consumer claims against Simon Marketing, Inc. and the Company, and their respective employees, agents and vendors, with respect to all claims related to McDonald's promotional games run from January 1, 1979 through and including December 31, 2001. The settlement is being funded on McDonald's behalf by the professional liability insurers for Simon Marketing, Inc., under whose policies McDonald's Corporation was an additional insured. The Company is unable to predict the outcome of any or all of these lawsuits and the ultimate effect, if any, on the Company's financial condition, results of operation or net cash flows.

On October 23, 2001, Simon Marketing and the Company filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, fraud, defamation and breach of contract in connection with the termination of Simon Marketing's relationship with McDonald's.

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing has engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount.

These lawsuits with McDonald's are in very early stages and discovery has yet to commence. The Company is unable to predict the outcome of the McDonald's suit against the Company, or of its suit against McDonald's, and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. In 2002, a settlement was reached resulting in a payment of $1.5 million by Philip Morris to the Company.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. This lawsuit is in a very early stage and discovery has yet to commence. The Company is unable to predict the outcome of this lawsuit or the ultimate effect, if any, of it on the Company's financial condition, results of operations or net cash flows.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by a former Simon Marketing employee. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. This lawsuit is in a very early stage and discovery has yet to commence. The Company is unable to predict the outcome of this lawsuit or the ultimate effect, if any, of it on the Company's financial condition, results of operations or net cash flows.

As a result of this lawsuit, PWC resigned as the Company's independent accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002 filed with the Company's 2001 Annual Report on Form 10-K. PWC indicated it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 financial statements. The Company does not believe that PWC's independence was impaired in connection with the lawsuit. The Company is currently in the process of engaging new independent accountants.

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

For additional information related to certain matters discussed above, reference is made to the Company's 2001 Report on Form 10-K and Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001, October 30, 2001 and April 17, 2002, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

There were no sales or gross profit in the first quarter of 2002 due to the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. See Loss of Customers, Resulting Events and Going Concern section above and notes to consolidated financial statements. Net sales and gross profit were $106.5 million and $24.9 million, respectively, in the first quarter ended March 31, 2001.

Selling, general and administrative expenses totaled $8.3 million in the first quarter of 2002 as compared to $30.2 million in the first quarter of 2001. The Company's decreased spending was due principally to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

The Company recorded a first quarter 2002 pre-tax net charge totaling approximately $1.9 million associated with the loss of customers. These charges relate principally to asset write-downs ($2.2 million), professional fees ($1.4 million), labor costs ($.4 million), and other costs ($.3 million) which were partially offset by a recovery of an asset which had been written off and included in the 2001 charges attributable to the loss of significant customers ($2.4 million). The Company also recorded a gain of $4.3 million related to the settlement of obligations in the first quarter of 2002. These gains principally relate to lease settlements ($2.8 million) and supplier settlements ($1.5 million). The second quarter 2001 restructuring charge was revised downward by $.7 million in the first quarter of 2002 primarily related to employee termination costs.

The Company has recorded a $.5 million charge to other expense in the first quarter of 2001 to reflect an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section above, which will continue to have a substantial adverse impact on the Company's cash position, raise substantial concern about the Company's ability to meet its future working capital obligations and raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure. It is anticipated that the Company will be wound up and liquidated, possibly through bankruptcy proceedings, in the near future. Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, and investment and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases.

Working capital at March 31, 2002 was ($1.7) million compared to $1.7 million at December 31, 2001. Net cash used in operating activities during the first three months of 2002 was $11.9 million, due primarily to a net loss of $5.2 million, a $4.3 million gain on settlement of obligations, and a $2.3 million net decrease in cash from working capital.

Net cash provided by investing activities in the first quarter of 2002 was $3.8 million, which was primarily due to a $3.4 million decrease in restricted cash. Net cash provided by investing activities in the first quarter of 2001 was $.3 million, which was primarily attributable to $8.4 million of proceeds from the sale of the Corporate Promotions Group business which was partially offset by a $7.9 million purchase of a marketable security.

Net cash used in financing activities in the first quarter of 2002 was $1.3 million, which was primarily attributable to repayment of short-term and long-term obligations. Net cash used in financing activities in the first quarter of 2001 was $3.8 million, which was primarily attributable to $4.0 million of repayments of short-term borrowings.

In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21.0 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company had bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15.0 million and bank commitments to issue or consider issuing for standby letters of credit of up to $6.0 million through May 15, 2002. As a result of the loss of its McDonald's and Philip Morris business (see notes to consolidated financial statements), the Company no longer has the ability to borrow under its revolving credit facility or to issue a letter of credit under any of its existing credit facilities without it being fully cash collateralized.

Restricted cash at March 31, 2002 and December 31, 2001 was $5.4 million and $6.2 million, respectively, consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. Outstanding standby letters of credit have maturities ranging from July 2002 through August 2007.

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers, the Company recorded a $5.0 million charge in the third quarter of 2001 to accelerate the recognition of contingent payment obligations (due in June 2002) arising from the acquisition of Simon Marketing in 1997. Pursuant to agreements entered into in the first quarter of 2002 with three former employees, the Company settled its contingent payment obligation with these individuals at an aggregate amount of approximately $2.0 million less than its recorded liability. Settlement discussions with the remaining three individuals associated with this contingent obligation are ongoing.

The Company's common stock was delisted from the Nasdaq Stock Market by Nasdaq on May 3, 2002 due to the Company's failure to comply with certain Nasdaq listing requirements. For additional information related to this matter, reference is made to the Company's Report on Form 8-K dated May 3, 2002.

                          PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

See "Legal Actions Associated with the McDonald's Matter" located in Part I of this Report on Form 10-Q for disclosure related to legal proceedings involving the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K dated March 18, 2002 with respect to the resignation of the Registrant's Chief Executive Officer.

         The Company filed a Report on Form 8-K dated April 17, 2002 with respect to changes in the Registrant's Certifying Accountants.

         The Company filed a Report on Form 8-K/A dated April 17, 2002 to include the letter from the Registrant's former accountants, PricewaterhouseCoopers LLP, regarding its concurrence or disagreement with the Registrant's statements concerning PricewaterhouseCoopers LLP resignation contained in the original Form 8-K.

         The Company filed a Report on Form 8-K dated May 3, 2002 with respect to the Company's common stock being delisted from the Nasdaq Stock Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2002                             SIMON WORLDWIDE, INC.



                                                /s/ J. Anthony Kouba
                                                ---------------------------
                                                J. Anthony Kouba
                                                Executive Committee Member
                                                (duly authorized signatory)