Form 10-K/A
period 2001-12-31
SIMON WORLDWIDE INC
filed 2003-04-18
CIK 864264

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K / A
                                (Amendment No. 1)

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

1888 CENTURY PARK EAST, SUITE 222              1900 AVENUE OF THE STARS LOS
   ANGELES, CALIFORNIA 90067                  LOS ANGELES, CALIFORNIA 90067
(Address of principal executive           (Former address of principal executive
           offices)                                    offices)
          (Zip code)                                  (Zip code)

Registrant's telephone number, including area code: (310) 552-6800

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
COMMON STOCK, $0.01
PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

At March 31, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was $1,383,585.

At March 31, 2003, 16,653,193 shares of the registrant's common stock were outstanding.

This Amendment No. 1 has been filed by Simon Worldwide for the purpose of amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to include reports of independent certified public accountants. Simon Worldwide amends its Annual Report on Form 10-K from the fiscal year ended December 31, 2001 as follows:

                                     PART I

ITEM 1. BUSINESS.

GENERAL

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris") (see Loss of Customers, Resulting Events and Going Concern section below). Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001 or arose subsequent to that date (See Subsequent Events footnote to the consolidated financial statements for further details). As of December 31, 2001, the Company had 136 employees worldwide and as of December 31, 2002 had reduced its worldwide workforce to 9 employees.

The Company had a stockholders' deficit of $11,497,000 and a loss from operations $110,255,000 for the year ended December 31, 2001. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing all of its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, will be classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

Until the unanticipated events of August 2001 occurred, Simon Worldwide, a Delaware corporation that was founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively.

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

In May 2000, Simon Worldwide announced that it would restructure the Company by integrating and streamlining the operations of its Custom Product and Licensing group, its division that provided custom designed product for large consumer promotions, and its CPG division into one product-focused business unit. As a result of the subsequent February 2001 sale of its integrated CPG business, the Company implemented a second quarter 2001 restructuring plan with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model for the remaining business.

LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or even alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At December 31, 2001, Simon Worldwide had no customer backlog as compared to $236.9 million of written customer purchase orders at December 31, 2000. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre tax charges totaling approximately $80.3 million. These charges relate principally to the write-down of goodwill attributable to Simon Marketing ($46.7 million) and to a substantial reduction of its worldwide infrastructure, including, asset write-downs ($22.4 million), lump-sum severance costs associated with the termination of approximately 377 employees ($6.3 million), lease cancellations ($1.8 million), legal fees ($1.7 million) and other costs associated with the McDonald's and Philip Morris matters ($1.4 million).

In order to induce their continued commitment to provide vital services to the Company in the wake of the events of August 2001, in the third quarter of 2001 the Company entered into retention arrangements with its Chief Executive Officer, each of the three non-management members of the Company's Board of Directors (the "Board") and key members of management of Simon Marketing. As a further inducement to the Company's directors to continue their service to the Company, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. (See notes to consolidated financial statements.) Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee, which the Company is unable to pay. These arrangements, and the severance arrangements described below, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors.

In connection with the loss of its customers and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its Chief Executive Officer ("CEO") in March 2002. In accordance with the terms of this Agreement, the CEO's employment with the Company terminated in March 2002 (the CEO remains on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the CEO and the Company were terminated, including the CEO's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. (For additional information related to the CEO's retention agreement, see the Company's 2001 third quarter Form 10-Q.) The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board consisting of Messrs. George Golleher and Anthony Kouba, in consultation with outside financial, accounting, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4.6 million, relating principally to the forgiveness of indebtedness of the CEO to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the CEO. The Company received a full release from the CEO in connection with this Agreement, and the Company provided the CEO with a full release. Additionally, the Agreement called for the CEO to provide consulting services to the Company for a period of six months after the CEO's employment with the Company terminated in exchange for a fee of $46,666 per month, plus specified expenses. See notes to consolidated financial statements and Executive Compensation.

On August 28, 2001, the Company entered into retention letter agreements with each of Messrs. Golleher and Kouba and Joseph Bartlett, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150,000 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside of Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy). See Directors' Compensation.

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provide for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments of up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. The terms of these agreements were generally consistent with the terms of the employees' prior retention agreements.

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

LEGAL ACTIONS ASSOCIATED WITH THE McDONALD'S MATTER

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in Illinois, the headquarters of McDonald's, and in multiple jurisdictions nationwide and in Canada. Plaintiffs in these actions asserted diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey also alleged a pattern of racketeering.

Plaintiffs in many of these actions alleged, among other things, that defendants, including the Company, its subsidiary Simon Marketing, and McDonald's, misrepresented that plaintiffs had a chance at winning certain high-value prizes when in fact the prizes were stolen by Mr. Jacobson. Plaintiffs seek various forms of relief, including restitution of monies paid for McDonald's food, disgorgement of profits, recovery of the "stolen" game prizes, other compensatory damages, attorney's fees, punitive damages and injunctive relief.

The class and/or representative actions filed in Illinois state court were consolidated in the Circuit Court of Cook County, Illinois (the "Boland" case). Numerous class and representative actions filed in California have been consolidated in California Superior Court for the County of Orange (the "California Court"). Numerous class and representative actions filed in federal courts nationwide have been transferred by the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to the federal district court in Chicago, Illinois (the "MDL Proceedings"). Numerous of the class and representative actions filed in state courts other than in Illinois and California were removed to federal court and transferred by the MDL Panel to the MDL Proceedings.

On April 19, 2002, McDonald's entered into a Stipulation of Settlement (the "Boland Settlement") with certain plaintiffs in the Boland case pending in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). The Boland Settlement purports to settle and release, among other things, all claims related to the administration, execution and operation of the McDonald's promotional games, or to "the theft, conversion, misappropriation, seeding, dissemination, redemption or non-redemption of a winning prize or winning game piece in any McDonald's Promotional Game," including without limitation claims brought under the consumer protection statutes or laws of any jurisdiction, that have been or could or might have been alleged by any class member in any forum in the United States of America, subject to a right of class members to opt out on an individual basis, and includes a full release of the Company and Simon Marketing, as well as their officers, directors, employees, agents, and vendors. Under the terms of the Boland Settlement, McDonald's agrees to sponsor and run a "Prize Giveaway" in which a total of fifteen (15) $1 million prizes, payable in twenty installments of $50,000 per year with no interest, shall be randomly awarded to persons in attendance at McDonald's restaurants. The Company has been informed that McDonald's, in its capacity as an additional insured, has tendered a claim to Simon Marketing's Errors & Omissions insurance carriers, to cover some or all of the cost of the Boland Settlement, including the cost of running the "Prize Giveaway," of the prizes themselves, and of attorney's fees to be paid to plaintiffs' counsel up to an amount of $3 million.

On June 6, 2002, the Illinois Circuit Court issued a preliminary order approving the Boland Settlement and authorizing notice to the class. On August 28, 2002, the opt-out period pertaining thereto expired. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. Furthermore, actions may move forward in Canada and in certain of the cases asserting claims not involving the Jacobson theft. On January 3, 2003, the Illinois Circuit Court issued an order approving the Boland Settlement and overruling objections thereto. Even if the Boland Settlement is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. Claims may also be asserted in Canada and by individuals whose claims do not involve the Jacobson theft if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

A hearing on motions to dismiss the remaining cases in the MDL Proceedings are scheduled on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1,000,000 winning ticket. This case has been ordered to arbitration.

Actions pending in California Court had been stayed pending a ruling on the final approval of the Boland Settlement. Certain of the California plaintiffs purport to have opted out of the Boland Settlement individually and also on behalf of all California consumers. In its final order approving the Boland Settlement, the Illinois court rejected the attempt by the California plaintiff to opt out on behalf of all California consumers. McDonald's and Simon Marketing have moved in the California Court to have the class and representative claims dismissed as well as the claims of individuals who have not properly opted out. A hearing has been scheduled in that motion for April 14, 2003. Even if the Boland Settlement is enforceable to bar class and representative actions pending in California, individual claims may go forward as to those plaintiffs, if any, who are determined to have properly opted out of the Boland Settlement, or who have asserted claims not involving the Jacobson theft. The Company does not know which California and non-California claims will go forward notwithstanding the Boland Settlement.

On or about August 20, 2002, an action was filed against Simon Marketing in Florida State Court alleging that McDonald's and Simon Marketing deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens and seek restitution and damages on a class-wide basis in an unspecified amount. Simon Marketing and McDonald's removed this action to federal court on September 10, 2002, and the MDL Panel has transferred the case to the MDL Proceedings in Illinois, where a motion to dismiss will be heard on April 29, 2003. The plaintiffs in this case did not opt out of the Boland Settlement.

On or about September 13, 2002, an action was filed against Simon Marketing in Ontario Provincial Court in which the allegations are similar to those made in the above Florida action. On October 28, 2002, an action was filed against Simon Marketing in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages and an accounting on a class-wide basis. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. These actions are in the earliest stages.

On October 23, 2001, the Company and Simon Marketing filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, fraud, defamation and breach of contract in connection with the termination of Simon Marketing's relationship with McDonald's.

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing had engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount. The federal lawsuit by McDonald's has been dismissed for lack of federal jurisdiction. Subsequently, a substantially similar lawsuit was filed by McDonald's in Illinois state court which the Company has moved to dismiss as a compulsory counter-claim which must properly be filed in the Company's California state court action. There has been no ruling on the Company's motion.

The Company is unable to predict the outcome of any or all of the lawsuits against the Company and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. In 2002, a settlement was reached resulting in a payment of $1.5 million by Philip Morris to the Company. See Subsequent Events footnote in the accompanying consolidated financial statements.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. In July 2002, a stay was granted in the case on the basis of "forum non conveniens", which would have required the matter to be refiled in Illinois state court. The Company has filed a writ appealing such ruling.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company has subsequently filed a first amended complaint against two firms, PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. The defendants' demurrer to the first amended complaint was sustained in part, and a second amended complaint was filed. No answer is yet due.

As a result of the above lawsuit, PWC resigned as the Company's independent public accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002 filed with the Company's original 2001 Annual Report on Form 10-K. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 financial statements. The Company does not believe that PWC's independence was impaired. On June 6, 2002, the Company engaged BDO Seidman, LLP as the Company's new independent public accountants. In connection with obtaining PWC's consent to the inclusion of their audit report dated March 26, 2002 in this Amendment No. 1 on Form 10-K/A to the Company's annual report on Form 10-K for the year ended December 31, 2001, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. The Company has been informed that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act of 1933 is against public policy and therefore unenforceable. PWC has provided the Company with a copy of a 1995 letter from the Office of the Chief Accountant of the Commission which states that, in a similar situation, his Office would not object to an indemnification agreement of the kind between the Company and PWC. See Item 9.

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters as discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001, October 30, 2001, April 17, 2002 and June 6, 2002, respectively.

1999 YUCAIPA INVESTMENT

In November 1999, Oversees Toys L.P., an affiliate of the Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25 million into the Company in exchange for 25,000 shares of a new series A convertible preferred stock and a warrant to purchase an additional 15,000 shares of series A convertible preferred stock. In connection with the investment, which was approved by Simon Worldwide's stockholders, Simon Worldwide's Board of Directors was increased to seven and three designees of Yucaipa, including Yucaipa's managing partner, Ronald W. Burkle, were elected to Simon Worldwide's board and Mr. Burkle was elected chairman. Mr. Burkle and Erika Paulson, a Yucaipa representative on the Board of Directors, subsequently resigned from Simon Worldwide's Board of Directors in August 2001, one day after the Company's receipt of the notice of termination of Simon Marketing's services by McDonald's. Additionally, in November 1999, the Company entered into a five year Management

Agreement with Yucaipa whereby Yucaipa provided Simon Worldwide with management and consultation services in exchange for a fee of $500,000 per year for a term of five (5) years which would automatically renew unless either party elected in advance not to renew in which case under the terms of the agreement, a $2.5 million termination fee was due. On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by agreement between the parties and a payment was made to Yucaipa of $1.5 million and each party was released from further obligations thereunder. See Subsequent Events footnote in the accompanying consolidated financial statements.

2000 RESTRUCTURING

In May 2000, the Company announced that it would implement a plan to restructure its operations by integrating and streamlining its traditional promotional products business into one product-focused business unit. As a result of the restructuring plan, the Company eliminated 85 positions or 7% of its domestic workforce. The restructuring plan was substantially complete by the end of 2000.

2001 SALE OF BUSINESS

In February 2001, the Company sold its CPG business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. The 2000 financial statements reflected this transaction and included a pre-tax charge recorded in the fourth quarter of 2000 of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which was associated with the write-off of goodwill attributable to CPG. CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. and Tonkin, Inc. in 1996 and 1997, respectively. The sale of CPG effectively completed the restructuring effort announced by the Company in May 2000 with respect to the CPG business. For additional information related to this transaction, reference is made to the Company's Report on Form 8-K dated February 15, 2001.

Following the closing of the sale of the CPG business, certain disputes arose between the Company and Cyrk. In March 2002, the Company entered into a settlement agreement with Cyrk. Under the settlement agreement: (1) the Company contributed $500,000 towards the settlement of a lawsuit against the Company and Cyrk made by a former employee, (2) the Company cancelled the remaining indebtedness outstanding under Cyrk's subordinated promissory note in favor of the Company in the original principal amount of $2.3 million, (3) Cyrk agreed to vacate the Danvers, Massachusetts facility by June 15, 2002 and that lease terminated as of June 30, 2002, thereby terminating the Company's substantial lease liability thereunder (see Item 2. Properties below), (4) Cyrk and the Company each released the other from all known and unknown claims (subject to limited exceptions) including Cyrk's release of all indemnity claims made against the Company arising out of its purchase of the CPG business, and (5) a letter of credit in the amount of $500,000 was provided by Cyrk for the benefit of the Company to support a portion of a $4.2 million letter of credit provided by the Company to secure an obligation assumed by Cyrk in connection with Cyrk's purchase of the CPG business. If Cyrk fails to perform its obligations under this agreement, or fails to perform and discharge liabilities assumed in connection with its purchase of the CPG business, then all or a portion of Cyrk's indebtedness to the Company under the subordinated promissory note may be reinstated. The Company's 2001 financial statements have been adjusted to reflect the settlement, and include a pre-tax charge of $2.3 million associated with the write-off of the subordinated note.

The $4.2 million letter of credit provided by the Company supports Cyrk's obligations to Winthrop Resources Corporation. This letter of credit is secured, in part, by $3.7 million of restricted cash of the Company. Cyrk had previously agreed to indemnify the Company if Winthrop made any draw under this letter of credit. The letter of credit has an annual expiration until the underlying obligation is satisfied.

In the fourth quarter of 2002, Cyrk informed the Company that it (1) was suffering substantial financial difficulties, (2) would not be able to discharge its obligations secured by the Company's $4.2 million letter of credit and (3) would be able to obtain a $2.5 million equity infusion if it were able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 to pay the Company $1.5 million in exchange for the Company's agreement to apply its $3.7 million restricted cash to discharge Cyrk's obligations to Winthrop, with any remainder to be turned over to Cyrk. The option may only be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and Simon obtaining all necessary third party consents, Cyrk and its subsidiaries providing Simon with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk exercises this option, the Company would incur a loss ranging from between $2.2 million to $3.7 million. At this time, the Company is unable to assess the likelihood of this event.

2001 RESTRUCTURING

After the February 2001 sale of its CPG business, the Company implemented a second quarter 2001 restructuring plan to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position had been consolidated under Allan I. Brown, who had served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing since 1975. The restructuring plan was substantially complete by the end of 2001. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

ITEM 2. PROPERTIES.

As a consequence of the loss of its two major customers and its resulting effects (see Item 1 above), including substantial doubt about the Company's ability to continue as a going concern, the Company has taken action to significantly reduce its worldwide infrastructure. As such, the Company eliminated approximately 377 positions worldwide as of the first quarter of 2002 and eliminated an additional 127 positions worldwide by the end of 2002 (totaling 504 positions eliminated to date) and has terminated its global property commitments.

At December 31, 2001, the Company had leased approximately 47,900 square feet of office space in Wakefield, Massachusetts under a lease that was to expire in March 2005 and had an annual base rent of approximately $623,000. During the first half of 2002, the Company settled its remaining lease obligations for the Wakefield space, vacated the Wakefield premises and transferred all remaining Company activity to Los Angeles.

Until February 2001, the Company also leased approximately 120,000 square feet of warehouse space in Danvers, Massachusetts under the terms of a lease which was to expire in December 2011 and had an annual base rent of approximately $460,000. As a result of the CPG sale in February 2001, the buyer became the primary obligor under this lease; however, the Company remained liable under this lease to the extent that the buyer did not perform its obligations under the lease. Pursuant to an agreement entered into in March 2002 among the Company, the buyer and the landlord, the lease terminated effective June 30, 2002, along with any and all obligations of the Company under the lease.

With the exception of its Los Angeles office, the Company negotiated early terminations of all its domestic office and distribution facility leases in the first quarter of 2002. During 2002, Simon Marketing has settled all of its outstanding remaining real estate lease obligations, except for approximately $70,000 of unpaid rent. In May 2002, the Company entered into an 18-month lease agreement for 4,675 square feet of office space in Los Angeles (with a monthly base rent of approximately $8,600) into which it has relocated its remaining scaled-down operations.

In addition to its domestic lease facilities, the Company has also consummated early lease terminations of its Asian and European office and warehouse space.

During 2002,the Company has made aggregate payments totaling approximately $2.9 million related to the early termination of its various worldwide facilities leases, noted above. See Subsequent Events footnote in the accompanying consolidated financial statements.

For a summary of the Company's minimum rental commitments under all noncancelable operating leases as of December 31, 2001, see notes to consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS.

LEGAL ACTIONS ASSOCIATED WITH THE McDONALD'S MATTER

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in Illinois, the headquarters of McDonald's, and in multiple jurisdictions nationwide and in Canada. Plaintiffs in these actions asserted diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey also alleged a pattern of racketeering.

Plaintiffs in many of these actions alleged, among other things, that defendants, including the Company, its subsidiary Simon Marketing, and McDonald's, misrepresented that plaintiffs had a chance at winning certain high-value prizes when in fact the prizes were stolen by Mr. Jacobson. Plaintiffs seek various forms of relief, including restitution of monies paid for McDonald's food, disgorgement of profits, recovery of the "stolen" game prizes, other compensatory damages, attorney's fees, punitive damages and injunctive relief.

The class and/or representative actions filed in Illinois state court were consolidated in the Circuit Court of Cook County, Illinois (the "Boland" case). Numerous class and representative actions filed in California have been consolidated in California Superior Court for the County of Orange (the "California Court"). Numerous class and representative actions filed in federal courts nationwide have been transferred by the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to the federal district court in Chicago, Illinois (the "MDL Proceedings"). Numerous of the class and representative actions filed in state courts other than in Illinois and California were removed to federal court and transferred by the MDL Panel to the MDL Proceedings.

On April 19, 2002, McDonald's entered into a Stipulation of Settlement (the "Boland Settlement") with certain plaintiffs in the Boland case pending in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). The Boland Settlement purports to settle and release, among other things, all claims related to the administration, execution and operation of the McDonald's promotional games, or to "the theft, conversion, misappropriation, seeding, dissemination, redemption or non-redemption of a winning prize or winning game piece in any McDonald's Promotional Game," including without limitation claims brought under the consumer protection statutes or laws of any jurisdiction, that have been or could or might have been alleged by any class member in any forum in the United States of America, subject to a right of class members to opt out on an individual basis, and includes a full release of the Company and Simon Marketing, as well as their officers, directors, employees, agents, and vendors. Under the terms of the Boland Settlement, McDonald's agrees to sponsor and run a "Prize Giveaway" in which a total of fifteen (15) $1 million prizes, payable in twenty installments of $50,000 per year with no interest, shall be randomly awarded to persons in attendance at McDonald's restaurants. The Company has been informed that McDonald's, in its capacity as an additional insured, has tendered a claim to Simon Marketing's Errors & Omissions insurance carriers, to cover some or all of the cost of the Boland Settlement, including the cost of running the "Prize Giveaway," of the prizes themselves, and of attorney's fees to be paid to plaintiffs' counsel up to an amount of $3 million.

On June 6, 2002, the Illinois Circuit Court issued a preliminary order approving the Boland Settlement and authorizing notice to the class. On August 28, 2002, the opt-out period pertaining thereto expired. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. Furthermore, actions may move forward in Canada and in certain of the cases asserting claims not involving the Jacobson theft. On January 3, 2003, the Illinois Circuit Court issued an order approving the Boland Settlement and overruling objections thereto. The status of the purported opt outs will be determined as part of the Illinois Circuit Court's ruling on these motions. Even if the Boland Settlement is approved and is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. Claims may also be asserted in Canada and by individuals whose claims do not involve the Jacobson theft if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

A hearing on motions to dismiss the remaining cases in the MDL Proceedings are scheduled on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1,000,000 winning ticket. This case has been ordered to arbitration.

Actions pending in California Court had been stayed pending a ruling on the final approval of the Boland Settlement. Certain of the California plaintiffs purport to have opted out of the Boland Settlement individually and also on behalf of all California consumers. In its final order approving the Boland Settlement, the Illinois court rejected the attempt by the California plaintiff to opt out on behalf of all California consumers. McDonald's and Simon Marketing have moved in the California Court to have the class and representative claims dismissed as well as the claims of individuals who have not properly opted out. A hearing has been scheduled in that motion for April 14, 2003. Even if the Boland Settlement is approved and is enforceable to bar class and representative actions pending in California, individual claims may go forward as to those plaintiffs, if any, who are determined to have properly opted out of the Boland Settlement, or who have asserted claims not involving the Jacobson theft. The Company does not know which California and non-California claims will go forward notwithstanding the Boland Settlement.

On or about August 20, 2002, an action was filed against Simon Marketing in Florida State Court alleging that McDonald's and Simon Marketing deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens and seek restitution and damages on a class-wide basis in an unspecified amount. Simon Marketing and McDonald's removed this action to federal court on September 10, 2002 and the MDL Panel has transferred the case to the MDL Proceedings in Illinois, where a motion to dismiss will be heard on April 29, 2003. The plaintiffs in this case did not opt out of the Boland Settlement.

On or about September 13, 2002, an action was filed against Simon Marketing in Ontario Provincial Court in which the allegations are similar to those made in the above Florida action. On October 28, 2002, an action was filed against Simon Marketing in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages and an accounting on a class-wide basis. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. These actions are in the earliest stages.

On October 23, 2001, the Company and Simon Marketing filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, fraud, defamation and breach of contract in connection with the termination of Simon Marketing's relationship with McDonald's.

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing had engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount. The federal lawsuit by McDonald's has been dismissed for lack of federal jurisdiction. Subsequently, a substantially similar lawsuit was filed by McDonald's in Illinois state court which the

Company has moved to dismiss as a compulsory counter-claim which must properly be filed in the Company's California state court action. There has been no ruling on the Company's motion.

The Company is unable to predict the outcome of the lawsuits against the Company and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. During 2002, a settlement was reached resulting in a payment of $1.5 million by Philip Morris to the Company. See Subsequent Events footnote in the accompanying consolidated financial statements.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. In July 2002, a stay was granted in the case on the basis of "forum non conveniens", which would have required the matter to be refiled in Illinois state court. The Company has filed a writ appealing such ruling.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company has subsequently filed a first amended complaint against two firms, PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. The defendants' demurrer to the first amended complaint was sustained in part, and a second amended complaint was filed. No answer is yet due.

As a result of this lawsuit, PWC resigned as the Company's independent public accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002 filed with the Company's original 2001 Annual Report on Form 10-K. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 financial statements. The Company does not believe that PWC's independence was impaired. On June 6, 2002, the Company engaged BDO Seidman LLP as the Company's new independent public accountants. In connection with obtaining PWC's consent to the inclusion of their audit report dated March 26, 2002 in this Amendment No. 1 on Form 10-K/A to the Company's annual report on Form 10-K for the year ended December 31, 2001, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. The Company has been informed that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act of 1933 is against public policy and therefore unenforceable. PWC has provided the Company with a copy of a 1995 letter from the Office of the Chief Accountant of the Commission which states that, in a similar situation, his Office would not object to an indemnification agreement of the kind between the Company and PWC. See Item 9.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001, October 30, 2001, April 17, 2002, and June 6, 2002, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until May 3, 2002, the Company's stock traded on The Nasdaq Stock Market under the symbol SWWI. On May 3, 2002, Company's stock was delisted from the Nasdaq Stock Market by Nasdaq due to Simon Worldwide's failure to comply with certain Nasdaq listing requirements. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported by The Nasdaq Stock Market's National Market.

                               2001                              2000

                     High               Low            High               Low
                     ----               ---            ----               ---
First Quarter        $4.13             $2.00          $13.63            $ 7.00
Second Quarter        2.99              1.72            9.31              4.31
Third Quarter         3.34              0.16            7.50              2.94
Fourth Quarter        0.37              0.09            4.47              1.81

As of March 31, 2003, the Company had approximately 395 holders of record (representing approximately 5,500 beneficial owners) of its common stock. The last reported sale price of the Company's common stock on March 31, 2003 was $.09.

The Company has never paid cash dividends, other than Series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED INCOME                                                For the Years Ended December 31,
STATEMENT DATA:                            2001             2000            1999              1998          1997 (5)
                                           ----             ----            ----              ----          ----
                                                          (In thousands, except per share data)
Net Sales                              $324,040         $768,450         $988,844          $757,753         $558,623
Net Income (loss)                      (122,345)(1)      (69,715)(2)       11,136(3)         (3,016)(4)        3,236
Earnings (loss) per
  common share - basic                    (7.50)(1)        (4.43)(2)         0.70(3)          (0.20)(4)         0.26
Earnings (loss) per
  common share - diluted                  (7.50)(1)        (4.43)(2)         0.67(3)          (0.20)(4)         0.25

                                                                               December 31,
                                                     2001           2000           1999           1998          1997
SELECTED BALANCE                                     ----           ----           ----           ----          ----
STATEMENT DATA:                                                               (In thousands)
Working Capital                                    $ 4,572        $ 60,371       $110,823       $ 87,517      $ 61,314
Total assets                                        77,936         252,435        369,148        337,341       313,845
Long-term obligations                                6,785           6,587          9,156         12,099         9,611
Redeemable preferred
  stock                                             26,538          25,500         25,000              -             -
Stockholders' (deficit) equity                     (11,497)        116,176        186,077        177,655       160,353

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to this Report on Form 10-K / A.

GENERAL

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris") (see Loss of Customers, Resulting Events and Going Concern section below). Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001 or arose subsequent to that date (See Subsequent Events footnote to the consolidated financial statements for further details). As of December 31, 2001, the Company had 136 employees worldwide and as of December 31, 2002 had reduced its worldwide workforce to 9 employees.

The Company had a stockholders' deficit of $11,497,000 and a loss from operations $110,255,000 for the year ended December 31, 2001. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing all of its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, will be classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

Until the unanticipated events of August 2001 occurred, the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively.

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

LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or even alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's

Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

At December 31, 2001, the Company had no customer backlog as compared to $236.9 million of written customer purchase orders at December 31, 2000.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre tax charges totaling approximately $80.3 million. These charges relate principally to the write-down of goodwill attributable to Simon Marketing ($46.7 million) and to a substantial reduction of its worldwide Infrastructure, including, asset write-downs ($22.4 million), lump-sum severance costs associated with the termination of approximately 377 employees ($6.3 million), lease cancellations ($1.8 million), legal fees ($1.7 million) and other costs associated with the McDonald's and Philip Morris matters ($1.4 million).

In order to induce their continued commitment to provide vital services to the Company in the wake of the events of August 2001, in the third quarter of 2001 the Company entered into retention arrangements with its Chief Executive Officer, each of the three non-management members of the Company's Board of Directors (the "Board") and key members of management of Simon Marketing. As a further inducement to the Company's directors to continue their service to the Company, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. (See notes to consolidated financial statements.) Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee, which the Company is unable to pay. These arrangements, and the severance arrangements described below, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors.

In connection with the loss of its customers and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its Chief Executive Officer ("CEO") in March 2002. In accordance with the terms of this Agreement, the CEO's employment with the Company terminated in March 2002 (the CEO remains on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the CEO and the Company were terminated, including the CEO's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. (For additional information related to the CEO's retention agreement, see the Company's 2001 third quarter Form 10-Q.) The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board consisting of Messrs. George Golleher and Anthony Kouba, in consultation with outside financial, accounting, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4.6 million, relating principally to the forgiveness of indebtedness of the CEO to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the CEO. The Company received a full release from the CEO in connection with this Agreement, and the Company provided the CEO with a full release. Additionally, the Agreement called for the CEO to provide consulting services to the Company for a period of six months after the CEO's employment with the Company terminated in exchange for a fee of $46,666 per month, plus specified expenses. See notes to consolidated financial statements and Executive Compensation.

On August 28, 2001, the Company entered into retention letter agreements with each of Messrs. Golleher and Kouba and Joseph Bartlett, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150,000 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside of Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy). See Directors' Compensation.

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provide for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments of up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. The terms of these agreements were generally consistent with the terms of the employees' prior retention agreements. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements are approximately $3.1 million. Approximately $1.7 million of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and have been released back to the Company in 2002 upon making of retention and severance payments to these applicable employees.

LEGAL ACTIONS ASSOCIATED WITH THE MCDONALD'S MATTER

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in Illinois, the headquarters of McDonald's, and in multiple jurisdictions nationwide and in Canada. Plaintiffs in these actions asserted diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey also alleged a pattern of racketeering.

Plaintiffs in many of these actions alleged, among other things, that defendants, including the Company, its subsidiary Simon Marketing, and McDonald's, misrepresented that plaintiffs had a chance at winning certain high-value prizes when in fact the prizes were stolen by Mr. Jacobson. Plaintiffs seek various forms of relief, including restitution of monies paid for McDonald's food, disgorgement of profits, recovery of the "stolen" game prizes, other compensatory damages, attorney's fees, punitive damages and injunctive relief.

The class and/or representative actions filed in Illinois state court were consolidated in the Circuit Court of Cook County, Illinois (the "Boland" case). Numerous class and representative actions filed in California have been consolidated in California Superior Court for the County of Orange (the "California Court"). Numerous class and representative actions filed in federal courts nationwide have been transferred by the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to the federal district court in Chicago, Illinois (the "MDL Proceedings"). Numerous of the class and representative actions filed in state courts other than in Illinois and California were removed to federal court and transferred by the MDL Panel to the MDL Proceedings.

On April 19, 2002, McDonald's entered into a Stipulation of Settlement (the "Boland Settlement") with certain plaintiffs in the Boland case pending in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). The Boland Settlement purports to settle and release, among other things, all claims related to the administration, execution and operation of the McDonald's promotional games, or to "the theft, conversion, misappropriation, seeding, dissemination, redemption or non-redemption of a winning prize or winning game piece in any McDonald's Promotional Game," including without limitation claims brought under the consumer protection statutes or laws of any jurisdiction, that have been or could or might have been alleged by any class member in any forum in the United States of America, subject to a right of class members to opt out on an individual basis, and includes a full release of the Company and Simon Marketing, as well as their officers, directors, employees, agents, and vendors. Under the terms of the Boland Settlement, McDonald's agrees to sponsor and run a "Prize Giveaway" in which a total of fifteen (15) $1 million prizes, payable in twenty installments of $50,000 per year with no interest, shall be randomly awarded to persons in attendance at McDonald's restaurants. The Company has been informed that McDonald's, in its capacity as an additional insured, has tendered a claim to Simon Marketing's Errors & Omissions insurance carriers, to cover some or all of the cost of the Boland Settlement, including the cost of running the "Prize Giveaway," of the prizes themselves, and of attorney's fees to be paid to plaintiffs' counsel up to an amount of $3 million.

On June 6, 2002, the Illinois Circuit Court issued a preliminary order approving the Boland Settlement and authorizing notice to the class. On August 28, 2002, the opt-out period pertaining thereto expired. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. Furthermore, actions may move forward in Canada and in certain of the cases asserting claims not involving the Jacobson theft. On January 3, 2003, the Illinois Circuit Court issued an order approving the Boland Settlement and overruling the objections thereto. Even if the Boland Settlement is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. Claims may also be asserted in Canada and by individuals whose claims do not involve the Jacobson theft if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

A hearing on motions to dismiss the remaining cases in the MDL Proceedings are scheduled on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1,000,000 winning ticket. This case has been ordered to arbitration.

Actions pending in California Court had been stayed pending a ruling on the final approval of the Boland Settlement. Certain of the California plaintiffs purport to have opted out of the Boland Settlement individually and also on behalf of all California consumers. In its final order approving the Boland Settlement, the Illinois court rejected the attempt by the California plaintiff to opt out on behalf of all California consumers. Now that the Illinois court has approved the Boland Settlement, Simon Marketing will move in the California Court to have the class and representative claims dismissed as well as the claims of individuals who have not properly opted out. A hearing has been scheduled in that motion for April 14,2003. Even if the Boland Settlement is enforceable to bar class and representative actions pending in California, individual claims may go forward as to those plaintiffs, if any, who are determined to have properly opted out of the Boland Settlement, or who have asserted claims not involving the Jacobson theft. The Company does not know which California and non-California claims will go forward notwithstanding the Boland Settlement.

On or about August 20, 2002, an action was filed against Simon Marketing in Florida State Court, alleging that McDonald's and Simon Marketing deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens and seek restitution and damages on a class-wide basis in an unspecified amount. Simon Marketing and McDonald's removed this action to federal court on September 10, 2002 and the MDL Panel has transferred the case to the MDL Proceedings in Illinois, where a motion to dismiss will be heard on April 29, 2003. The plaintiffs in this case did not opt out of the Boland Settlement.

On or about September 13, 2002, an action was filed against Simon Marketing in Ontario Provincial Court in which the allegations are similar to those made in the above Florida action. On October 28, 2002, an action was filed against Simon Marketing in Ontario Provincial Court, containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages and an accounting on a class-wide basis. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. These actions are in the earliest stages.

On October 23, 2001, the Company and Simon Marketing filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, fraud, defamation and breach of contract in connection with the termination of Simon Marketing's relationship with McDonald's.

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing had engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount. The federal lawsuit by McDonald's has been dismissed for lack of federal jurisdiction. Subsequently, a substantially similar lawsuit was filed by McDonald's in Illinois state court which the Company has moved to dismiss as a compulsory counter-claim which must properly be filed in the Company's California state court action. There has been no ruling on the Company's motion.

The Company is unable to predict the outcome of the lawsuits against the Company and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the actions without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. During 2002, a settlement was reached resulting in a payment of $1.5 million by Philip Morris to the Company. See Subsequent Events footnote in the accompanying consolidated financial statements.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. In July 2002, a stay was granted in the case on the basis of "forum non conveniens", which would have required the matter to be refiled in Illinois state court. The Company has filed a writ appealing such ruling.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company has subsequently filed a first amended complaint against two firms, PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. The defendants' demurrer to the first amended complaint was sustained in part, and a second amended complaint was filed. No answer is yet due.

As a result of this lawsuit, PWC resigned as the Company's independent public accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002 filed with the Company's original 2001 Annual Report on Form 10-K. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 financial statements. The Company does not believe that PWC's independence was impaired. On June 6, 2002, the Company engaged BDO Seidman LLP as the Company's new independent public accountants. In connection with obtaining PWC's consent to the inclusion of their audit report dated March 26, 2002 in this Amendment No. 1 on Form 10-K/A to the Company's annual report on Form 10-K for the year ended December 31, 2001, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. The Company has been informed that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act of 1933 is against public policy and therefore unenforceable. PWC has provided the Company with a copy of a 1995 letter from the Office of the Chief Accountant of the Commission which states that, in a similar situation, his Office would not object to an indemnification agreement of the kind between the Company and PWC. See Item 9.

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters as discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward. including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001, October 30, 2001, April 17, 2002 and June 6, 2002, respectively.

SALE OF BUSINESS

In February 2001, the Company sold its CPG business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14.0 million, which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. The 2000 financial statements reflected this transaction and included a pre-tax charge recorded in the fourth quarter of 2000 of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which was associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $49.0 million or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146.8 million, or 19% of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were $17.7 million, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were $33.6 million, or 19% of consolidated Company revenues.

CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Cyrk purchased from the Company (i) all of the outstanding capital stock of Cyrk Acquisition Corp. ("CAC"), successor to the business of MI, and Tonkin, each a wholly owned subsidiary of the Company,
(ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Cyrk assumed certain liabilities of the CPG business as specified in the Purchase Agreement and all of the assets and liabilities of CAC and Tonkin and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name, Cyrk, to the buyer. Cyrk extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Cyrk and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

The sale of CPG effectively completed the restructuring effort announced by the Company in May 2000 with respect to the CPG business.

For additional information related to this transaction, reference is made to the Company's Report on Form 8-K dated February 15, 2001.

Following the closing of the sale of the CPG business, certain disputes arose between the Company and Cyrk. In March 2002, the Company entered into a settlement agreement with Cyrk. Under the settlement agreement: (1) the Company contributed $500,000 towards the settlement of a lawsuit against the Company and Cyrk made by a former employee, (2) the Company cancelled the remaining indebtedness outstanding under Cyrk's subordinated promissory note in favor of the Company in the original principal amount of $2.3 million, (3) Cyrk agreed to vacate the Danvers, Massachusetts facility by June 15, 2002 and that lease was to terminate as of June 30, 2002, thereby terminating the Company's substantial lease liability thereunder (4) Cyrk and the Company each released the other from all known and unknown claims (subject to limited exceptions) including Cyrk's release of all indemnity claims made against the Company arising out of its purchase of the CPG business, and (5) a letter of credit in the amount of $500,000 was provided by Cyrk for the benefit of the Company to support a portion of a $4.2 million letter of credit provided by the Company to secure an obligation assumed by Cyrk in connection with Cyrk's purchase of the CPG business. If Cyrk fails to perform its obligations under this agreement, or fails to perform and discharge liabilities assumed in connection with its purchase of the CPG business, then all or a portion of Cyrk's indebtedness to the Company under the subordinated promissory note may be reinstated. The Company's 2001 financial statements have been adjusted to reflect the settlement, and include a pre-tax charge of $2.3 million associated with the write-off of the subordinated note,

The $4.2 million letter of credit provided by the Company supports Cyrk's obligations to Winthrop Resources Corporation. This letter of credit is secured, in part, by $3.7 million of restricted cash of the Company. Cyrk had previously agreed to indemnify the Company if Winthrop made any draw under this letter of credit. The letter of credit has an annual expiration until the underlying obligation is satisfied.

In the fourth quarter of 2002, Cyrk informed the Company that it (1) was suffering substantial financial difficulties (2) would not be able to discharge its obligations secured by the Company's $4.2 million letter of credit and (3) would be able to obtain a $2.5 million equity infusion if it was able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 to pay the Company $1.5 million in exchange for the Company's agreement to apply its $3.7 million restricted cash to discharge Cyrk's obligations to Winthrop, with any remainder to be turned over to Cyrk. The option may only be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and Simon obtaining all necessary third party consents, Cyrk and its subsidiaries providing Simon with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk exercises this option, the Company would incur a loss ranging from between $2.2 million to $3.7 million. At this time, the Company is unable to assess the likelihood of this event.

2001 RESTRUCTURING

After the February 2001 sale of its CPG business, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company had taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position had been consolidated under Allan I. Brown, who had served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing since 1975. For additional information related to these events, reference is made to the Company's Report on Form 8-K dated June 15, 2001.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the UK business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). Total cash outlays related to restructuring activities were approximately $12.9 million during 2000 and 2001. The restructuring plan was substantially complete by the end of 2001.

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

1999 EQUITY INVESTMENT

In November 1999,Overseas Toys L.P., an affiliate of the Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25 million in the Company in exchange for convertible preferred stock and a warrant to purchase an additional $15 million of convertible preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders held on November 10, 1999, Overseas Toys L.P., purchased 25,000 shares of a new series of Company convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and received a warrant to purchase an additional 15,000 shares of a new series of Company convertible preferred stock (initially convertible into 1,666,667 shares of Company common stock). The net proceeds ($20.6 million) from this transaction were used for general corporate purposes.

As of December 31, 2001, assuming conversion of all of the convertible preferred stock, Overseas Toys L.P. would own approximately 16% of the then outstanding common shares. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Overseas Toys L.P. would own a total of approximately 23% of the then outstanding common Shares.

In connection with this transaction, Ronald W. Burkle, managing partner of Yucaipa, was appointed chairman of the Company's Board of Directors. In addition to Mr. Burkle, Yucaipa is entitled to nominate two individuals to a seven-person Simon Worldwide Board of Directors. Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Mr. Brady, Mr. Brown, Mr. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton have agreed to vote all of the shares beneficially held by them to elect the three members nominated by Yucaipa. Additionally, in November 1999, the Company entered into a five year Management Agreement with Yucaipa whereby Yucaipa provided Simon Worldwide with management and consultation services in exchange for a management fee of $500,000 per year for a term of five (5) years which would automatically renew unless either party elected in advance not to renew, in which case under the terms of the agreement, a $2.5 million termination fee was due.

In August 2001, two of the Directors appointed by Yucaipa, Mr. Burkle and Erika Paulson, resigned from the Simon Worldwide Board of Directors. On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by the payment to Yucaipa of $1.5 million and each party was released from further obligations thereunder. See notes to consolidated financial statements.

For additional information related to this transaction, reference is made to the Company's Report on Form 8-K and its proxy statement filed on Schedule 14A with the Securities and Exchange Commission, dated September 1, 1999 and October 12, 1999, respectively.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management applies the following critical accounting policies in the preparation of the Company's consolidated financial statements:

ACCOUNTS RECEIVABLE/ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company evaluates the collectibility of its accounts receivable on a specific identification basis. In circumstances where the Company is aware of a customer's inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. The Company recorded bad debt expense of approximately $15.5 million in 2001. The allowance for doubtful accounts at December 31, 2001, of approximately $15.6 million, includes a reserve to cover amounts due primarily from McDonald's. During 2002, the Company recovered $877 of accounts receivable balances that had been fully reserved as of December 31, 2001. See Loss of Customers, Resulting Events and Going Concern above and see notes to consolidated financial statements.

LONG-TERM INVESTMENTS. At December 31, 2001, the Company had investments in two privately-held, primarily Internet-related companies with a net book value totaling $10.5 million that are being accounted for under the cost method. ($10.0 million of the aforementioned total is an indirect investment, through a limited liability company that is controlled by Yucaipa, in Alliance Entertainment Corp. ("Alliance"). Yucaipa is believed to be indirectly a significant shareholder in Alliance. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions.) These companies are subject to many of the risks inherent in the Internet, including their dependency upon the widespread acceptance and use of the Internet as an effective medium of commerce. Periodically, the Company performs a review of the carrying value of its investments in these two companies and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. If deemed necessary, the Company would adjust the carrying value of its investments to reflect an impairment that is considered to be other than temporary. Based on its year-end internal evaluation, the Company believes that the carrying value of these investments is their net realizable value at December 31, 2001. During 2002, based on specific events, the Company recorded a write down totaling $10.0 million against the Alliance investment. See Subsequent Events footnote to the consolidated financial statements. While the Company will continue to periodically evaluate its investments, there can be no assurance as to the future success of these companies, and thus the Company might not ever realize any benefits from, or recover the cost of, its investments.

ACCOUNTS PAYABLE, TRADE AND ACCRUED EXPENSES. The Company's trade payables at year-end represent specific amounts due to a variety of suppliers and vendors ("vendors") worldwide for products and services delivered to and/or provided to the Company through December 31, 2001. Additionally, accrued expenses at year-end include specific Company liabilities and contingent payment obligations to various vendors and former employees, respectively. Subsequent to December 31, 2001, and related to the loss of its two largest customers (as well as its other customers) (see Loss of Customers, Resulting Events and Going Concern above and see notes to consolidated financial statements), the Company has negotiated and will continue to negotiate settlements related to many of its year-end liabilities. During 2002, approximately $16.3 million of the Company's recorded liabilities have been settled. The negotiated settlements were on terms generally more favorable to the Company than required by the original terms of these obligations. See Subsequent Event footnote to the consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement retains the previously existing accounting treatments related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS in January 1, 2002. In April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing all of its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, will be classified as discontinued operations for financial reporting purposes.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities initiated by the Company after December 31, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following table includes certain significant contractual obligations of the Company at December 31, 2001. During 2002, the Company settled a majority of these obligations. See notes to consolidated financial statements for additional information related to these and other obligations.

                                                        Payments Due by Period
                                                   Less Than     1-3         4-5       After 5
                                       Total        1 Year      Years       Years       Years
                                       -----        ------      -----       -----       -----
                                                           (In thousands)
Long-term debt                         $     -     $     -     $     -     $     -     $     -
Capital lease obligations                1,920         457       1,463           -           -
Operating leases (1)                    23,535       2,524      13,484       7,527           -
Unconditional purchase obligations           -           -           -           -           -
Contingent payment obligations (2)       5,872       5,872           -           -           -
Other long-term obligations              9,445         515       6,868       1,031       1,031
                                       -------------------------------------------------------
Total contractual cash obligations     $40,772     $ 9,368     $21,815     $ 8,558     $ 1,031
                                       =======================================================

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

                                    Total
                                   Amounts     Less Than     1-3           4-5          After 5
                                  Committed     1 Year      Years         Years          Years
                                  ---------     ------      -----         -----          -----
                                                       (In thousands)
Lines of Credit (1)                $21,000     $21,000     $      -     $        -     $       -
Standby letters of credit            5,700       5,700            -              -             -
Guarantees                             328         328            -              -             -
Standby repurchase obligations           -           -            -              -             -
Other commercial commitments             -           -            -              -             -
                                   -------------------------------------------------------------
Total commercial commitments       $27,028     $27,028     $      -     $        -     $       -
                                   =============================================================

(1) As a result of the loss of its McDonald's and Philip Morris business (see Loss of Customers, Resulting Events and Going Concern above and see notes to consolidated financial statements), the Company no longer has the ability to borrow under its revolving credit facility or to issue a letter of credit under any of its existing credit facilities without full cash collateralization.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

As noted in the Loss of Customers, Resulting Events and Going Concern and the 2001 Restructuring sections above, the Company took a series of actions in 2001, which resulted in recording a 2001 pre-tax charge of approximately $80.3 million. See notes to consolidated financial statements.

Net sales decreased $444.4 million, or 58%, to $324.0 million in 2001 from $768.4 million in 2000. The decrease in net sales was primarily attributable to the loss of revenues associated with McDonald's and Philip Morris and revenues associated with the CPG business sold in February 2001. See notes to consolidated financial statements.

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

Other income in 2001 includes a $4.2 million gain realized on the sale of an investment, which was partially offset by a $3.2 million charge to reflect an other than temporary investment impairment. Other expense in 2000 includes a $4.5 million charge related to an other-than-temporary investment impairment associated with the Company's venture portfolio, which was partially offset by a $3.2 million gain realized on the sale of an investment. See notes to consolidated financial statements.

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

In connection with its May 2000 announcement to restructure its promotional product divisions, the Company recorded a nonrecurring pre-tax restructuring charge of $5.7 million (including the $1.7 million inventory write-down charged against gross profit) attributable to employee termination costs, asset write downs and lease cancellations costs. See notes to consolidated financial statements.

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

Other expense in 2000 includes a $4.5 million charge related to an other-than-temporary investment impairment associated with the Company's venture portfolio, which was partially offset by a $3.2 million gain realized on the sale of an investment. See notes to consolidated financial statements. Other income of $2.8 million in 1999 represents a gain realized on the sale of an investment.

In connection with the February 2001 sale of its CPG business, the Company recognized a 2000 pre-tax loss of $50.1 million, $22.7 million of which is associated with the write-off of goodwill attributable to CPG. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section above, which had and will continue to have a substantial adverse impact on the Company's cash position, raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken and will continue to take action to reduce its cost structure. Since inception, the Company had financed its working capital and capital expenditure requirements through cash generated from operations, and investment and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of long-term assets and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continue to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

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

Net cash used in financing activities in 2001 was $4.2 million, which was primarily attributable to $5.1 million of repayments of short-term borrowings. Net cash used in financing activities in 2000 was $5.9 million, which was primarily attributable to $5.9 million of repayments of short-term borrowings and long-term obligations.

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

Subsequent to December 31, 2001, and related to the loss of its two largest customers, as well as the loss of its other customers, (see notes to consolidated financial statements), the Company has negotiated early terminations on many of its facility and non facility operating leases, and has also negotiated settlements related to liabilities with many of its suppliers. During 2002, approximately $16.3 million of the Company's recorded liabilities have been settled. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations. See Subsequent Events footnote in the accompanying consolidated financial statements.

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see notes to consolidated financial statements), the Company recorded a $5.0 million charge in the third quarter of 2001 to accelerate the recognition of contingent payment obligations (due in June 2002) arising from the acquisition of Simon Marketing in 1997. Pursuant to Separation, Settlement and General Release Agreements entered into during 2002 with former employees, the Company settled its contingent payment obligations for an amount less than its recorded liability. See Subsequent Events footnote in the accompanying consolidated financial statements.

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

The Company had available several worldwide bank letter of credit and revolving credit facilities, which expired at various dates beginning in May 2002. In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21.0 million for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company had bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15.0 million and bank commitments to issue or consider issuing for standby letters of credit of up to $6.0 million through May 15, 2002. As a result of the loss of its McDonald's and Philip Morris business (see notes to consolidated financial statements) the Company no longer has the ability to borrow under its revolving credit facility or to issue a letter of credit under any of its existing credit facilities without full cash collateralization. As of December 31, 2001, the Company's borrowing capacity was $21.0 million, of which $.5 million in letters of credit were outstanding. In addition, bank guarantees totaling $.3 million were outstanding at December 31, 2001. Borrowings under these facilities were collateralized by substantially all of the assets of the Company.

Restricted cash as of December 31, 2001 consisted of $6.2 million deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and $2.5 million which was segregated in separate cash accounts in which security interests had been granted to certain employees for retention payments. The $2.5 million was released back to the Company in the first quarter of 2002 upon making of retention and severance payments to these applicable employees. $500,000 of cash was also released as a result of a settlement with Cyrk (see Sale of Business). The remaining restricted cash secures outstanding standby letters of credit having maturities ranging from February 2002 through October 2002, which automatically renew from year to year until the underlying obligation is satisfied. There is no assurance whether all or any of such restricted cash will ever be released. See Subsequent Events footnote in the accompanying consolidated financial statements.

The $4.2 million letter of credit provided by the Company supports Cyrk's obligations to Winthrop Resources Corporation. This letter of credit is secured, in part, by $3.7 million of restricted cash of the Company. Cyrk had previously agreed to indemnify the Company if Winthrop made any draw under this letter of credit.

In the fourth quarter of 2002, Cyrk informed the Company that it (1) was suffering substantial financial difficulties (2) would not be able to discharge its obligations secured by the Company's $4.2 million letter of credit and (3) would be able to obtain a $2.5 million equity infusion if it were able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 to pay the Company $1.5 million in exchange for the Company's agreement to apply its $3.7 million restricted cash to discharge Cyrk's obligations to Winthrop, with any remainder to be turned over to Cyrk. The option may only be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and Simon obtaining all necessary third party consents, Cyrk and its subsidiaries providing Simon with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk exercises this option, the Company would incur a loss ranging from between $2.2 million to $3.7 million. At this time, the Company is unable to assess the likelihood of this event.

The Company's second quarter 2001 restructuring actions (see notes to consolidated financial statements) have had and will continue to have an adverse impact on the Company's cash position. Total cash outlays related to restructuring activities totaled approximately $11.3 million during 2001 and 2002

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Accountants                                                                53-54
Consolidated Balance Sheets as of December 31, 2001 and 2000                                     55-56
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999          57
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December              58
31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and            59-60
1999 Notes to Consolidated Financial Statements
Schedule II:  Valuation and Qualifying Accounts                                                     85

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

See disclosure in Item 1 and Item 3 regarding the resignation of PricewaterhouseCoopers, LLP ("PWC") as the Company's independent public accountants. For additional information, please see the Company's Forms 8-K dated April 17, 2002, May 3, 2002 and June 6, 2002, which are incorporated herein by reference.

In connection with obtaining PWC's consent to the inclusion of their audit report dated March 26, 2002 in this Amendment No. 1 on Form 10-K/A to the Company's annual report on Form 10-K for the year ended December 31, 2001, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. The Company has been informed that in the opinion of the Securities and Exchange Commission indemnification for liability arising under the Securities Act of 1933 is against public policy and therefore unenforceable. PWC has provided the Company with a copy of a 1995 letter from the Office of the Chief Accountant of the Commission, which states that, in a similar situation, his Office would not object to an indemnification agreement of the kind between the Company and PWC.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT.

The Company's certificate of incorporation provides that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than fifteen) and that the Board shall be divided into three classes. On September 1, 1999, Simon Worldwide entered into a Securities Purchase Agreement with Overseas Toys, L.P., an affiliate of the Yucaipa Companies ("Yucaipa"), the holder of all of the Company's outstanding series A senior cumulative participating convertible preferred stock, pursuant to which Simon Worldwide agreed to fix the size of the Board at seven members, of which Yucaipa currently has the right to designate three individuals to the Board.

Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Mr. Brady, Mr. Brown, Mr. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton have agreed to vote all of the shares beneficially held by them to elect the three members nominated by Yucaipa. On November 10, 1999, Ronald W. Burkle, George G. Golleher and Richard Wolpert were the three Yucaipa nominees elected to the Company's Board, of which Mr. Burkle became Chairman. Mr. Wolpert resigned from the Board on February 7, 2000. Thereafter, Yucaipa requested that Erika Paulson be named as its third designee to the Board and on May 25, 2000 the Board elected Ms. Paulson to fill the vacancy created by Mr. Wolpert's resignation. On August 24, 2001, Mr. Burkle and Ms. Paulson resigned from the Board and Yucaipa has not subsequently designated replacement nominees to the Board. On June 15, 2001, Patrick D. Brady resigned from the Board.

The following table sets forth the names and ages of the directors, the year in which each individual was first elected a director and the year his term expires:

       Name                 Age     Class   Year Term Expires     Director Since
       ----                 ---     -----   -----------------     --------------
Joseph W. Bartlett          69       I           2003                  1993
Allan I. Brown              62       I           2003                  1999
Joseph Anthony Kouba        55       III         2002                  1997
George G. Golleher          54       II          2004                  1999

No stockholders meeting to elect directors was held in 2002. In accordance with Delaware law and the Company's by-laws, Mr. Kouba's term as a director continues until his successor is elected and qualified.

BUSINESS HISTORY OF DIRECTORS

MR. BARTLETT is engaged in the private practice of law. From 1996 through 2002, he had been a partner in the law firm of Morrison & Foerster LLP. He was a partner in the law firm of Mayer, Brown & Platt from July 1991 until March 1996. From 1969 until November 1990, Mr. Bartlett was a partner of, and from November 1990 until June 1991 he was of counsel to, the law firm of Gaston & Snow. Mr. Bartlett served as under secretary of the United States Department of Commerce from 1967 to 1968 and as law clerk to the Chief Justice of the United States in 1960.

MR. BROWN had been the Company's Chief Executive Officer and President from July 2001 until March 2002 when his employment with the Company was terminated. Mr. Brown remains on the Company's Board of Directors. (See Executive Compensation.) Prior to July 2001, Mr. Brown served as the Company's Co-Chief Executive Officer and Co-President since November 1999. Since March 2000, Mr. Brown was responsible for the global operations of Simon Worldwide's traditional businesses, including the Company's Simon Marketing, Inc. subsidiary. Since November of 1975, Mr. Brown had also served as the Chief Executive Officer of Simon Marketing, Inc. Since 1992, Mr. Brown had also served as President of Simon Marketing, Inc. Mr. Brown is party to a Voting Agreement with Yucaipa, Patrick D. Brady, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Mr. Brown and each of Messrs. Brady, Shlopak and Stanton have agreed to vote all of the shares beneficially held by them to elect Yucaipa's nominees to the Company's Board.

MR. GOLLEHER is a consultant and private investor. Mr. Golleher served as President and Chief Operating Officer of Fred Meyer, Inc. from March 1998 to June 1999, and also served as a member of its Board of Directors. Mr. Golleher served as Chief Executive Officer of Ralphs Grocery Company from January 1996 to March 1998 and was Vice Chairman from June 1995 to January 1996. Mr. Golleher serves as Chairman of the Board of American Restaurant Group and also serves on the Board of Directors of Rite-Aid Corporation.

MR. KOUBA has been, since prior to 1996, a private investor and is engaged in the business of real estate, hospitality and outdoor advertising. He has been an attorney and a member of the Bar in California since 1972

The Company does not currently have any executive officers. The Company's ongoing operations are now being managed by an Executive Committee of the Board of Directors consisting of Messrs. Golleher and Kouba, in consultation with outside financial, accounting, legal and other advisors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation the Company paid or accrued for services rendered in 2001, 2000 and 1999, respectively, by its executive officers.

Summary Compensation Table

                                           Annual Compensation(1)                    Long-Term
                                                                                    Compensation
                                                                                    Securities
     Name and                                                       Other Annual     Underlying         All Other
Principal Position           Year     Salary        Bonus           Compensation      Options         Compensation
------------------           ----     ------        -----           ------------      -------         ------------
Allan I. Brown(2)            2001     $750,000      $  500,000            --           167,000        $5,373,053(3)
Chief Executive              2000     $628,846      $  800,000            --                --        $1,213,508
Officer and President        1999     $300,000      $2,850,000            --                --        $  994,428

Patrick D. Brady(4)          2001     $357,704              --            --                --        $3,437,245(5)
Co-Chief Executive           2000     $600,000              --            --                --        $  114,524
Officer and Co-              1999     $346,153      $  500,000            --                --        $  287,114
President

Dominic F. Mammola(6)        2001     $208,268      $  125,000            --                --        $1,748,242(7)
Executive Vice               2000     $300,000      $  250,000            --                --        $  105,241
President and Chief          1999     $250,000      $  250,000            --                --        $   26,443
Financial Officer

Ted L. Axelrod(8)            2001     $185,583      $  125,000            --                --        $1,818,090(9)
Executive Vice               2000     $250,000      $  300,000            --                --        $   41,244
President                    1999     $250,000      $  250,000            --                --        $   16,123

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

2. Mr. Brown resigned from his position as Chief Executive Officer and President of the Company in March 2002. Mr. Brown remains on the Company's Board of Directors. (See Employment and Severance Agreements.)

3. Represents (1) $3,452,546 in forgiveness of indebtedness of Mr. Brown to the Company (of which $2,652,546 was forgiven pursuant to his March 2002 severance agreement (effective as of December 31, 2001) (2) $5,100 contributed by the Company to its 401(k) plan on behalf of Mr. Brown, (3) $182,283 of other compensation paid directly by the Company to Mr. Brown or on his behalf, (4) $273,460 paid by the Company on behalf of Mr. Brown for medical, legal, accounting and other Expenses, and (5) $449,664, the benefit to Mr. Brown of the payment in 2001 with respect to a split dollar life insurance policy, calculated as the present value of an interest free loan of the premiums to Mr. Brown over his present actuarial life expectancy. (See Insurance Arrangements.) and (6) a $1,010,000 lump sum payment made by the Company to Mr. Brown pursuant to his March 2002 severance agreement (effective as of December 31, 2001).

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

                                                                                                              Potential Realized
                                                                                                               Value at Assumed
                                                                                                                Annual Rates of
                                                                                                                  Stock Price
                                                                                                               Appreciation for
                                                 Individual Grants                                                Option Term 3
                    ---------------------------------------------------------------------------------         ------------------
                        Number of          Percent of Total
                       Securities         Options Granted to
                       Underlying         Employees in Fiscal
                    Options Granted 1            Year           Exercise Price 2      Expiration Date 4        5%        10%
                    -----------------            ----           ----------------      -----------------    --------    --------
Allan I. Brown           167,000                 100%                $0.20               4/10/2003         $344,020    $380,760

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

4. The original expiration date of these options is April 10, 2003 or 180 days after the termination of the employee. Since the employment of Allan Brown terminated in March 2002, these options expired unexercised in September 2002.

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

INSURANCE ARRANGEMENTS

The Company provided Mr. Brady, and provided Mr. Brown, split-dollar life insurance benefits. The Company has also agreed to pay the premiums for two whole life policies on the life of Mr. Brady. The Company has certain rights to borrow against these policies insuring the life of Mr. Brady and the right to receive an amount equal to all premiums paid by the Company not later than upon the death of the insured individual. The irrevocable trusts established by Mr. Brady and Mr. Brown which own the foregoing policies are entitled to borrow against these policies, subject to certain limitations. The trusts are also entitled to receive the death benefits under the policies net of the cumulative premiums paid by the Company. The aggregate annual premium amount in 2001 in respect of the split dollar policies insuring the lives of Mr. Brady and Mr. Brown are $80,000 and $449,664, respectively. Mr. Brown's life insurance policy and the Company's obligation to continue to fund it was cancelled as part of his Termination, Severance and General Release Agreement.

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

EMPLOYMENT AND SEVERANCE AGREEMENTS

In March 2002, pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with Allan Brown. Pursuant to this Agreement, Mr. Brown's employment with the Company terminated in March 2002 (Mr. Brown remains on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between Mr. Brown and the Company were terminated, including Mr. Brown's Employment Agreement dated September 1, 1999, as amended, the Company's obligation to fund his split-dollar life insurance policy and his retention agreement dated August 29, 2001. (For additional information related to Mr. Brown's retention agreement, see the Company's 2001 third quarter Form 10-Q.) Pursuant to this Agreement, the Company made a lump-sum payment to Mr. Brown of $1,010,000, Mr. Brown agreed to transfer to the Company 52,904 shares of the Company's common stock in payment of Mr. Brown's non-recourse loan for the principal amount of $575,000, and the Company cancelled $2,652,546 of indebtedness of Mr. Brown to the Company. The Company received a full release from Mr. Brown in connection with this Agreement, and the Company provided Mr. Brown with a full release. Additionally, the Agreement called for Mr. Brown to provide consulting services to the Company for a period of six months after Mr. Brown's employment with the Company terminated in exchange for a fee of $46,666 per month, plus specified expenses. The agreement also restricts Mr. Brown from certain future business endeavors. See notes to consolidated financial statements and Executive Compensation.

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

DIRECTORS' AND OFFICERS' COMPENSATION

Directors who are also employees (or are affiliated with Yucaipa) receive no compensation for their services on the Board. Directors who are not employees (and are not affiliated with Yucaipa) are reimbursed for reasonable out-of-pocket expenses incurred in attending any meetings. In addition, such non-employee directors (who are not affiliated with Yucaipa) are entitled to receive an annual payment of $25,000, a payment of $2,000 for each Board of Directors or Committee meeting that such non-employee director attends in person, and 5,000 options each year. Following August 24, 2001, the date upon which Mr. Burkle and Ms. Paulson resigned from the Board, no Board members were affiliates of Yucaipa. As of March 18, 2002, the date of termination of Mr. Brown's employment, no Board members were employees of the Company.

On August 28, 2001, following the resignation of two Yucaipa Board members, including the Chairman, the Chief Financial Officer, the Controller, and certain other officers, the Company entered into retention letter agreements with each of Joseph Bartlett, George Golleher and Anthony Kouba, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150,000 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside of Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy).

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

                                                      Number of Shares
  Name And Address                                    Of Common Stock      Percentage Of
Of Beneficial Owner (1)                              Beneficially Owned      Class (2)
-----------------------                              -----------------------------------
Yucaipa and affiliates:
Overseas Toys, L.P.(3)
OA3, LLC(3)
Multi-Accounts, LLC(3)
Ronald W. Burkle(3)                                      4,883,395            22.7%

Dimensional Fund Advisors, Inc.(4)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401                                   1,174,500            7.05%

Gotham International Advisors, L.L.C.(5)
c/o Goldman Sachs (Cayman) Trust, Limited,
Harbor Centre, 2nd Floor, P.O. Box 896
George Town, Grand Cayman
Cayman Islands, British West Indies                      1,250,909            7.5%

H. Ty Warner(6)
P.O. Box 5377
Oak Brook, IL 60522                                      1,075,610            6.4%

Eric Stanton(7)
39 Gloucester Road
6th Floor
Wanchai
Hong Kong                                                1,041,386            6.3%

Gregory P. Shlopak(8)
63 Main Street
Gloucester, MA 01930                                     1,064,900            6.4%

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

                                 Number of Shares
   Name And Address              Of Common Stock        Percentage Of
Of Beneficial Owner (1)         Beneficially Owned        Class (2)
----------------------          -------------------------------------
Patrick D. Brady(3)                      1,277,822          7.7%

Allan I. Brown(4)                        1,280,023          7.7%

Joseph W. Bartlett(5)                       72,500            *

Dominic F. Mammola(6)                       67,312            *

Ted L. Axelrod(7)                           59,786            *

Joseph Anthony Kouba(8)                     32,500            *

George G. Golleher(9)                       17,500            *

All directors and
executive officers as a
group (seven persons)(10)                2,807,443         16.9%

*       Represents less than 1%

   1 The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 1888 Century Park East, Suite 222, Los Angeles, California, 90067. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2001 through the exercise of any option, warrant or other right (including the conversion of the series A preferred stock). The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights (including the conversion of the series A preferred stock) into shares of common stock.

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

REAL ESTATE MATTERS

The Company leased a warehouse and distribution facility in Danvers, Massachusetts under the terms of a lease agreement from a limited liability company which was owned by Messrs. Brady and Shlopak. The lease was triple net and the aggregate annual rent under the lease was approximately $462,000. Pursuant to a Purchase Agreement dated February 15, 2001, the Company sold its Corporate Promotions Group business. Pursuant to the terms of the purchase agreement, the buyer assumed the lease for the facility in Danvers, however, the Company remained liable under the lease to the extent that the buyer did not perform its obligations under the lease. Pursuant to an Agreement entered into in March 2002, among and between the Company, the buyer and the landlord, the lease terminated effective June 30, 2002, along with any and all obligations of the Company under the lease.

VC Experts, Inc., an entity affiliated with Joseph Bartlett, a director of the Company, is indebted to the Company in the amount of $20,125 for space it sub-leased in the Company's New York office for the period September 2001 through January 2002.

TRANSACTIONS WITH CERTAIN STOCKHOLDERS

Pursuant to a Management Agreement with The Yucaipa Companies L.L.C. ("Yucaipa"), Yucaipa provided the Company with management and financial consultation services in exchange for an annual fee of $500,000 per year. In addition, under the Management Agreement, the Company agreed to pay Yucaipa a consulting fee equal to one percent (1%) of the total purchase price for any acquisition or disposition transaction by the Company in which Yucaipa provided consultation to the Company. The Company agreed to reimburse Yucaipa up to $500,000 per year for all of its reasonable out-of-pocket expenses incurred in connection with the performance of its duties under the Management Agreement. The term of the Management Agreement was for five years, with automatic renewals for successive five year terms at the end of each year unless either the Company or Yucaipa elect not to renew and upon termination, a payment of $2.5 million became due. No management fee had been paid after November 2001. On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by agreement between the parties and a payment was made by the Company to Yucaipa of $1.5 million and each party was released from further obligations thereunder. In 1999 and 2000, in collaboration with Ty Inc., the world's largest manufacturer and marketer of plush toys (sold under the name Beanie Babies(R)), the Company created, developed and marketed certain licensed Beanie Babies products to retailers. Effective January 1, 2000 the Company became a strategic marketing agent for Ty Inc. and provided Ty Inc. with advisory, design, development and/or creative services on a project by project basis. Ty Warner beneficially owns more than 5% of the Company's shares. In 2001, net sales of Beanie Babies related products by the Company were approximately $1,970,000.

Pursuant to a consulting agreement among Eric Stanton, Simon Worldwide and Simon Marketing, Mr. Stanton provided consulting services to Simon Marketing in 2001 in exchange for $350,000. In the first quarter of 2002, the Company entered into an Amended Consulting Agreement and General Release ("Agreement") with Mr. Stanton. Pursuant to the terms of the Agreement, Mr. Stanton's consulting relationship with the Company terminated on June 30, 2002. Additionally, the Company received a full release from Mr. Stanton in connection with this Agreement, and the Company provided Mr. Stanton with a full release. Mr. Stanton is the beneficial owner of more than 5% of the Company's shares.

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

During fiscal 2001, Allan I. Brown, the Company's then Chief Executive Officer and President, was indebted to the Company under three promissory notes and pledge agreements for the principal amount of $575,000, $1,000,000 and $1,000,000, respectively. Mr. Brown incurred these sums of indebtedness because of advances made to him by the Company. The $575,000, $1,000,000 and $1,000,000 indebtedness accrued interest at a rate of 7%, 6.6% and 6.3% per annum, respectively. Pursuant to an agreement entered into in March 2002 between the Company and Mr. Brown, Mr. Brown's employment with the Company terminated. In connection with such termination, Mr. Brown relinquished rights under his employment contract and other agreements and certain other rights and his outstanding indebtedness to the Company was forgiven or, in the case of his non-recourse loan, was satisfied in full through the delivery of 52,904 shares of the Company's common stock previously pledged to the Company by Mr. Brown. See Employment and Severance Agreements. The largest principal amount of indebtedness of Mr. Brown to the Company during fiscal 2001 was $2,575,000.

During fiscal 2001, Ted L. Axelrod, a former Executive Vice President, was indebted to the Company for the principal amount of $100,000. Mr. Axelrod incurred this sum of indebtedness because of an advance made to him by the Company. His largest aggregate amount of indebtedness outstanding at any time during fiscal 2001 was $100,000. The rate of interest charged on the indebtedness was the federal statutory rate. Pursuant to Mr. Axelrod's severance agreement and in consideration of certain mutual releases and settlements, the indebtedness was forgiven.

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

    2.3 (16)          March 12, 2002 Letter Agreement between Cyrk and
                      Simon, as amended by Letter Agreement dated as of March 22, 2002

    2.4 (16)          Mutual Release Agreement between Cyrk and Simon

    2.5               Letter Agreement Between Cyrk and Simon, dated
                      December 20,2002, filed herewith

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

    10.18 (12)        Subordinated Promissory Note by Rockridge Partners,
                      Inc. in favor of the Company dated February 15, 2001

    10.19 (14)        Credit and Security Agreement dated as of June 6,
                      2001 and entered into by and between the Company and
                      City National Bank

    10.20 (15)        Retention and Amendment Agreement dated as of August
                      29, 2001 between the Company and Allan I. Brown

    10.21 (15)        Form of Retention Agreement dated as of August 28,
                      2001 between the Company and each of George Golleher,
                      Anthony Kouba and Joseph Bartlett

    10.22 (16)        Termination, Severance and General Release Agreement
                      between the Company and Allan Brown, dated March 18,
                      2002

    10.23 (16)        Amended Consulting Agreement and General Release
                      between the Company and Eric Stanton, dated March 1,
                      2002

    10.24 (16)        Settlement and General Release Agreement between the
                      Company and Vivian Foo, dated March 15, 2002

    10.25 (16)        Indemnification Trust Agreement between the Company
                      and Development Specialists, Inc. as Trustee, dated
                      March 1, 2002

    10.26 (16)        Promissory Note and Pledge Agreement by Allan Brown
                      in favor of the Company, dated June 9, 1997

    10.27 Letter Agreement, dated October 9, 2002, to terminate and settle the Management Agreement between the Company and Yucaipa, filed herewith

    21.1 (16)         List of Subsidiaries

    99.1              Amended Cautionary Statement for Purposes of the
                      "Safe Harbor" Provisions of the Private Securities
                      Litigation Reform Act of 1995, filed herewith

    99.2 (2)(9)       Termination Agreement among the Company, Patrick
                      Brady, Allan Brown, Gregory Shlopak, Eric Stanton,
                      and Eric Stanton Self-Declaration of Revocable Trust

    99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley
                      Act of 2002, filed herewith

-----------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

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

(16) Filed as an exhibit to the original annual report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

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

Date: April 16, 2003 SIMON WORLDWIDE, INC.

               /s/ George G. Golleher           /s/ J. Anthony Kouba
               ----------------------           --------------------
               George G. Golleher               J. Anthony Kouba
               Member of Executive              Member of Executive
               Committee                        Committee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Bartlett              Director                                    April 16, 2003
----------------------
JOSEPH W. BARTLETT

/s/ Allan I. Brown                  Director                                    April 16, 2003
----------------------
ALLAN I. BROWN

/s/ George G. Golleher              Director and Member of                      April 16, 2003
----------------------              Executive Committee
GEORGE G. GOLLEHER

/s/ J. Anthony Kouba                Director and Member of                      April 16, 2003
----------------------              Executive Committee
J. ANTHONY KOUBA

/s/ Greg Mays                       Principal Financial Officer                 April 16, 2003
----------------------
GREG MAYS

I, George Golleher, a member of the Executive Committee of the Board of Directors which has responsibility for the role of principal executive officer of the Company, certify that:

1. I have reviewed this amended annual report on Form 10-K / A of the Company.

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

                                                    /s/ GEORGE G. GOLLEHER
                                                    ----------------------------
         April 16, 2003                         BY: George G. Golleher
                                                    Executive Committee Member

I, J. Anthony Kouba, a member of the Executive Committee of the Board of Directors which has responsibility for the role of principal executive officer of the Company, certify that:

1. I have reviewed this amended annual report on Form 10-K / A of the Company.

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

                                                    /s/ J. ANTHONY KOUBA
                                                    ----------------------------
         April 16, 2003                         BY: J. Anthony Kouba
                                                    Executive Committee Member

I, Greg Mays, principal financial officer of the Company, certify that:

1. I have reviewed this amended annual report on Form 10-K / A of the Company.

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report.

                                                /s/  GREG MAYS
                                                --------------------------------
         April 16, 2003                         BY:  Greg Mays
                                                     Principal Financial Officer

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Simon Worldwide, Inc.:

We have audited the accompanying consolidated balance sheet of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide Inc. and its subsidiaries at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a stockholders' deficit, suffered significant losses from operations, suffered the loss of major customers and faces numerous legal actions that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule as of and for the year ended December 31, 2001 listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rule and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

BDO Seidman, LLP /s/

Los Angeles, CA
February 26, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Simon Worldwide, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Simon Worldwide, Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule at December 31, 2000 and for each of the two years in the period ended December 31, 2000 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

Boston, Massachusetts
February 15, 2001

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     2001         2000
                                                                     ----         ----
                                     ASSETS
Current assets:
 Cash and cash equivalents                                         $ 40,851     $  68,162
 Restricted cash                                                      8,733             -
 Investment                                                             152         7,969
 Accounts receivable:
 Trade, less allowance for doubtful accounts of $15,616
  at December 31, 2001 and $2,074 at December 31, 2000                7,253        48,877
 Officers                                                                 -         4,340
 Inventories                                                              -        10,175
 Prepaid expenses and other current assets                            3,693         5,120
 Refundable income taxes                                                  -         4,417
 Deferred income taxes                                                    -         7,120
 Proceeds from sale of business                                           -         8,363
                                                                   --------     ---------
   Total current assets                                              60,682       164,543
Property and equipment, net                                           2,814        12,510
Excess of cost over net assets acquired, net                              -        48,033
Investments                                                          10,500        12,500
Deferred income taxes                                                     -         4,734
Other assets                                                          3,940         7,815
Proceeds from sale of business                                            -         2,300
                                                                   --------     ---------
                                                                   $ 77,936     $ 252,435
                                                                   ========     =========

         The accompanying notes are an integral part of the consolidated financial statements.

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
 Short-term borrowings                                                                   $    457      $  5,523
 Accounts payable:
 Trade                                                                                     21,511        36,035
 Affiliates                                                                                   183           281
 Accrued expenses and other current liabilities                                            31,515        53,265
 Investment payable                                                                             -         7,875
 Accrued restructuring expenses                                                             2,444         1,193
                                                                                         --------      --------
   Total current liabilities                                                               56,110       104,172
Long-term obligations                                                                       6,785         6,587
                                                                                         --------      --------
   Total liabilities                                                                       62,895       110,759
                                                                                         --------      --------

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 26,538 shares issued and outstanding at December 31, 2001 and 25,500 shares issued and outstanding
 at December 31, 2000, stated at redemption value of $1,000 per share                      26,538        25,500

Stockholders' (deficit) equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized; 26,538 Series
  A1 shares issued at December 31, 2001 and 25,500 Series A1 shares
  issued at December 31, 2000                                                                   -             -
 Common stock, $.01 par value; 50,000,000 shares authorized;
  16,653,193 shares issued and outstanding at December 31, 2001 and
  16,059,130 shares issued and outstanding at December 31, 2000                               167           161
 Additional paid-in capital                                                               135,966       138,978
 Retained deficit                                                                        (145,515)      (22,128)
 Accumulated other comprehensive income (loss):
  Unrealized gain on investment                                                                 -            94
  Cumulative translation adjustment                                                        (2,115)         (929)
                                                                                         --------      --------
  Total stockholders' (deficit) equity                                                    (11,497)      116,176
                                                                                         --------      --------

                                                                                         $ 77,936      $252,435
                                                                                         ========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    2001          2000          1999
                                                                    ----          ----          ----
Net sales                                                        $  324,040     $ 768,450     $ 988,844
Cost of sales                                                       252,326       622,730       816,507
Write-down of inventory in connection
 with restructuring                                                       -         1,695             -
                                                                 ----------     ---------     ---------
                                                                    252,326       624,425       816,507
                                                                 ----------     ---------     ---------
Gross profit                                                         71,714       144,025       172,337
                                                                 ----------     ---------     ---------

Selling, general and administrative expenses                         79,249       157,429       150,425
Goodwill amortization expense                                         1,574         3,547         3,568
Related parties                                                         619         1,265         1,002
Impairment of intangible asset                                       46,671             -             -
Charges attributable to loss of significant customers                33,644             -             -
Restructuring and other nonrecurring charges                         20,212         4,700         1,675
                                                                 ----------     ---------     ---------
                                                                    181,969       166,941       156,670
                                                                 ----------     ---------     ---------
Operating income (loss)                                            (110,255)      (22,916)       15,667
Interest income                                                      (2,075)       (4,269)       (3,232)
Interest expense                                                        576         1,315         2,115
Other (income) expense                                               (1,085)        1,255        (2,752)
Loss on sale of business                                              2,300        27,387             -
Write-off of goodwill attributable to business sold                       -        22,716             -
                                                                 ----------     ---------     ---------
Income (loss) before income taxes                                  (109,971)      (71,320)       19,536
Income tax provision (benefit)                                       12,374        (1,605)        8,400
                                                                 ----------     ---------     ---------
Net income (loss)                                                  (122,345)      (69,715)       11,136
Preferred stock dividends                                             1,042         1,000           142
                                                                 ----------     ---------     ---------
Net income (loss) available to common stockholders               $ (123,387)    $ (70,715)    $  10,994
                                                                 ==========     =========     =========

Earnings (loss) per common share - basic                         $    (7.50)    $   (4.43)    $    0.70
                                                                 ==========     =========     =========

Earnings (loss) per common share - diluted                       $    (7.50)    $   (4.43)    $    0.67
                                                                 ==========     =========     =========

Weighted average shares outstanding - basic                          16,455        15,972        15,624
                                                                 ==========     =========     =========

Weighted average shares outstanding - diluted                        16,455        15,972        16,631
                                                                 ==========     =========     =========

         The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                                            Common        Additional   Retained
                                                             Stock          Paid-in    (Deficit)   Comprehensive
                                                        ($.01 Par Value)    Capital    Earnings    Income (Loss)
                                                        ----------------------------------------------------------
Balance, December 31, 1998                              $           155   $  138,784   $  37,593
Comprehensive income:
 Net income                                                                               11,136   $      11,136
                                                                                                   -------------
 Other comprehensive loss, net of income taxes:
  Net unrealized loss on available-for-sale securities                                                      (106)
  Translation adjustment                                                                                    (719)
                                                                                                   -------------
 Other comprehensive loss                                                                                   (825)
                                                                                                   -------------
Comprehensive income                                                                               $      10,311
                                                                                                   =============
Dividends on preferred stock                                                                (142)
Stock compensation                                                               775
Mandatorily redeemable preferred stock
issuance costs                                                                (4,447)
Issuance of shares under employee stock
  option and stock purchase plans                                     1          512
Issuance of shares for businesses acquired                            1        1,411
                                                        ----------------------------------------
Balance, December 31, 1999                                          157      137,035      48,587
Comprehensive loss:
 Net loss                                                                                (69,715)       $(69,715)
                                                                                                   -------------
 Other comprehensive loss, net of income taxes:
  Net unrealized loss on available-for-sale securities                                                    (1,242)
  Translation adjustment                                                                                     109
                                                                                                   -------------
 Other comprehensive loss                                                                                 (1,133)
                                                                                                   -------------
Comprehensive loss                                                                                 $     (70,848)
                                                                                                   =============
Dividends on preferred stock                                                              (1,000)
Issuance of shares under employee stock option
 and stock purchase plans                                             2          533
Issuance of shares for businesses acquired                            2        1,410
                                                        ----------------------------------------
Balance, December 31, 2000                                          161      138,978     (22,128)
Comprehensive loss:
 Net loss                                                                               (122,345)  $    (122,345)
                                                                                                   -------------
 Other comprehensive loss, net of income taxes:
  Net unrealized loss on available-for-sale securities                                                       (94)
  Translation adjustment                                                                                  (1,186)
                                                                                                   -------------
 Other comprehensive loss                                                                                 (1,280)
                                                                                                   -------------
Comprehensive loss                                                                                 $    (123,625)
                                                                                                   =============
Dividends on preferred stock                                                              (1,042)
Phantom shareholder contingent obligation                                     (5,042)
Options compensation                                                             459
Issuance of shares under employee stock option
 and stock purchase plans                                             1          164
Issuance of shares for businesses acquired                            5        1,407
                                                        ----------------------------------------
Balance, December 31, 2001                              $           167   $  135,966   $(145,515)
                                                        ========================================

                                                           Accumulated
                                                              Other            Total
                                                          Comprehensive     Stockholders'
                                                          Income (Loss)   (Deficit) Equity
                                                          --------------------------------
Balance, December 31, 1998                                $       1,123   $     177,655
Comprehensive income:
 Net income                                                                      11,136

 Other comprehensive loss, net of income taxes:
  Net unrealized loss on available-for-sale securities                             (106)
  Translation adjustment                                                           (719)
 Other comprehensive loss                                          (825)
Comprehensive income
Dividends on preferred stock                                                       (142)
Stock compensation                                                                  775
Mandatorily redeemable preferred stock
issuance costs                                                                   (4,447)
Issuance of shares under employee stock
  option and stock purchase plans                                                   513
Issuance of shares for businesses acquired                                        1,412
                                                          -----------------------------
Balance, December 31, 1999                                          298         186,077
Comprehensive loss:
 Net loss                                                                       (69,715)
 Other comprehensive loss, net of income taxes:
  Net unrealized loss on available-for-sale securities                           (1,242)
  Translation adjustment                                                            109
 Other comprehensive loss                                        (1,133)
Comprehensive loss
Dividends on preferred stock                                                     (1,000)
Issuance of shares under employee stock option
 and stock purchase plans                                                           535
Issuance of shares for businesses acquired                                        1,412
                                                          -----------------------------
Balance, December 31, 2000                                         (835)        116,176
Comprehensive loss:
 Net loss                                                                      (122,345)
 Other comprehensive loss, net of income taxes:
  Net unrealized loss on available-for-sale securities                              (94)
  Translation adjustment                                                         (1,186)
 Other comprehensive loss                                        (1,280)
Comprehensive loss
Dividends on preferred stock                                                     (1,042)
Phantom shareholder contingent obligation                                        (5,042)
Options compensation                                                                459
Issuance of shares under employee stock option
 and stock purchase plans                                                           165
Issuance of shares for businesses acquired                                        1,412
                                                          -----------------------------
Balance, December 31, 2001                                $      (2,115)  $     (11,497)
                                                          =============================

         The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                    2001          2000          1999
                                                                    ----          ----          ----
Cash flows from operating activities:
 Net income (loss)                                               $ (122,345)    $ (69,715)    $  11,136
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                      5,230         9,625         8,988
   Loss on sale of property and equipment                               119           103           130
   Realized gain on sale of investments                              (4,249)       (3,245)       (2,752)
   Provision for doubtful accounts                                    2,101         3,423         2,578
   Loss on sale of business                                           2,300        47,876             -
   Deferred income taxes                                             11,854           389         2,575
   Charges for impaired assets and loss of customer                  69,111             -             -
   Charge for impaired investments                                    3,159         4,500             -
   Issuance of common stock for services provided                       575           575             -
   Non-cash restructuring charges                                     8,964           684           854
   Stock compensation                                                   459             -           775
   Increase (decrease) in cash from changes
    in working capital items:
     Accounts receivable                                             26,474        10,731       (10,033)
     Inventories                                                      8,128        20,132         5,161
     Prepaid expenses and other current assets                          976          (105)          161
     Refundable income taxes                                          4,417        (4,417)            -
     Accounts payable                                               (14,480)        2,483        (4,199)
     Accrued expenses and other current liabilities                 (24,569)      (34,868)       15,738
                                                                 ----------     ---------     ---------
Net cash provided by (used in) operating activities                 (21,776)      (11,829)       31,112
                                                                 ----------     ---------     ---------
Cash flows from investing activities:
 Purchase of property and equipment                                  (2,935)      (12,828)       (5,461)
 Proceeds from sale of property and equipment                            66           277            45
 Purchase of investments                                             (7,875)       (4,500)      (12,500)
 Proceeds from sale of CPG division                                   8,363             -             -
 Proceeds from sale of investments                                   11,126         3,378         3,086
 Additional consideration related to acquisitions                         -             -          (730)
 Increase in restricted cash                                         (8,733)            -             -
 Other, net                                                            (339)         (202)       (1,375)
                                                                 ----------     ---------     ---------
Net cash used in investing activities                                  (327)      (13,875)      (16,935)
                                                                 ----------     ---------     ---------
Cash flows from financing activities:
 Repayments of short-term borrowings, net                            (5,066)       (3,346)       (8,041)
 Proceeds from (repayments of) long-term obligations                    198        (2,569)       (2,943)
 Proceeds from issuance of preferred stock, net                           -             -        20,553
 Proceeds from issuance of common stock                                 164           534           513
 Dividends paid                                                           -          (500)            -
                                                                 ----------     ---------     ---------
Net cash provided by (used in) financing activities                  (4,704)       (5,881)       10,082
                                                                 ----------     ---------     ---------

Effect of exchange rate changes on cash                                (504)           49          (380)
                                                                 ----------     ---------     ---------

Net increase (decrease) in cash and cash equivalents                (27,311)      (31,536)       23,879
Cash and cash equivalents, beginning of year                         68,162        99,698        75,819
                                                                 ----------     ---------     ---------
Cash and cash equivalents, end of year                           $   40,851     $  68,162     $  99,698
                                                                 ==========     =========     =========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                       $      440     $   1,167     $   1,981
                                                                 ==========     =========     =========
  Income taxes                                                   $      465     $   5,262     $   6,026
                                                                 ==========     =========     =========
Supplemental non-cash investing activities:
 Issuance of additional stock related to acquisitions            $    1,412     $   1,413     $   1,412
                                                                 ==========     =========     =========
 Dividends paid in kind on mandatorily redeemable
 preferred stock                                                 $    1,038     $     500     $       -
                                                                 ==========     =========     =========

         The accompanying notes are an integral part of the consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

The Company sold its CPG business on February 15, 2001 to Cyrk, for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt. $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. In March 2002, the Company entered into a settlement agreement with Cyrk whereby the Company cancelled the remaining indebtedness outstanding under the aforementioned subordinated note from Cyrk, totaling $2.3 million (see Note 3)

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ($ in thousands, except share data and dollar
               amounts followed immediately by the word "million")

1. Nature of Business, Loss of Customers, Resulting Events and Going Concern

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"). Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001 or arose subsequent to that date (See Subsequent Events footnote to the consolidated financial statements for further details). As of December 31, 2001, the Company had 136 employees worldwide and as of December 31, 2002 had reduced its worldwide workforce to 9 employees.

The Company had a stockholders' deficit of $11,497 and a loss from operations $110,255 for the year ended December 31, 2001. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In April, 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing all of its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, will be classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

Prior to the loss of its two largest customers in August 2001 and the subsequent loss of its other customers, (as noted below), the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales programs.

On August 21, 2001, the Company was notified by McDonald's Corporation ("McDonald's") that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or even alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine-year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At December 31, 2001, Simon Worldwide had no customer backlog as compared to $236,900 of written customer purchase orders at December 31, 2000. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Company's operations throughout the world have been eliminated, including its sourcing arm in Asia and all of its worldwide sales and general and administrative operations. As of December 31, 2001, the Company had 136 employees worldwide and has reduced its worldwide workforce to 9 employees as of the end of 2002. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre tax charges totaling approximately $80,315. These charges relate principally to the write-down of goodwill attributable to Simon Marketing ($46,671) and to a substantial reduction of its worldwide infrastructure, including, asset write-downs ($22,440), lump-sum severance costs associated with the termination of approximately 377 employees ($6,275), lease cancellations ($1,788), legal fees ($1,736) and other costs associated with the McDonald's and Philip Morris matters ($1,405).

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

In connection with the loss of its customers and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its Chief Executive Officer ("CEO") in March 2002. In accordance with the terms of this Agreement, the CEO's employment with the Company terminated in March 2002 (the CEO remains on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the CEO and the Company were terminated, including the CEO's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board consisting of Messrs. Golleher and Kouba, in consultation with outside financial, accounting, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4,563, relating principally to the forgiveness of indebtedness of the CEO to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the CEO. The Company received a full release from the CEO in connection with this Agreement, and the Company provided the CEO with a full release. Additionally, the Agreement called for the CEO to provide consulting services to the Company for a period of six months after the CEO's employment with the Company terminated in exchange for a fee of approximately $47 per month, plus specified expenses.

On August 28, 2001, the Company entered into retention letter agreements with each of Messrs. Golleher and Kouba and Joseph Bartlett, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $.750 for services outside of Board and committee meetings (for which they are paid $2 per meeting in accordance with existing Company policy).

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provide for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments of up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements are approximately $3,100. Approximately $1,700 of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and have been released back to the Company in 2002 upon making of retention and severance payments to these applicable employees.

LEGAL ACTIONS ASSOCIATED WITH THE McDONALD'S MATTER

Subsequent to August 21, 2001, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") have been filed in Illinois, the headquarters of McDonald's, and in multiple jurisdictions nationwide and in Canada. Plaintiffs in these actions asserted diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey also alleged a pattern of racketeering.

Plaintiffs in many of these actions alleged, among other things, that defendants, including the Company, its subsidiary Simon Marketing, and McDonald's, misrepresented that plaintiffs had a chance at winning certain high-value prizes when in fact the prizes were stolen by Mr. Jacobson. Plaintiffs seek various forms of relief, including restitution of monies paid for McDonald's food, disgorgement of profits, recovery of the "stolen" game prizes, other compensatory damages, attorney's fees, punitive damages and injunctive relief.

The class and/or representative actions filed in Illinois state court were consolidated in the Circuit Court of Cook County, Illinois (the "Boland" case). Numerous class and representative actions filed in California have been consolidated in California Superior Court for the County of Orange (the "California Court"). Numerous class and representative actions filed in federal courts nationwide have been transferred by the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to the federal district court in Chicago, Illinois (the "MDL Proceedings"). Numerous of the class and representative actions filed in state courts other than in Illinois and California were removed to federal court and transferred by the MDL Panel to the MDL Proceedings.

On April 19, 2002, McDonald's entered into a Stipulation of Settlement (the "Boland Settlement") with certain plaintiffs in the Boland case pending in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). The Boland Settlement purports to settle and release, among other things, all claims related to the administration, execution and operation of the McDonald's promotional games, or to "the theft, conversion, misappropriation, seeding, dissemination, redemption or non-redemption of a winning prize or winning game piece in any McDonald's Promotional Game," including without limitation claims brought under the consumer protection statutes or laws of any jurisdiction, that have been or could or might have been alleged by any class member in any forum in the United States of America, subject to a right of class members to opt out on an individual basis, and includes a full release of the Company and Simon

Marketing, as well as their officers, directors, employees, agents, and vendors. Under the terms of the Boland Settlement, McDonald's agrees to sponsor and run a "Prize Giveaway" in which a total of fifteen (15) $1 million prizes, payable in twenty installments of $50 per year with no interest, shall be randomly awarded to persons in attendance at McDonald's restaurants. The Company has been informed that McDonald's, in its capacity as an additional insured, has tendered a claim to Simon Marketing's Errors & Omissions insurance carriers, to cover some or all of the cost of the Boland Settlement, including the cost of running the "Prize Giveaway," of the prizes themselves, and of attorney's fees to be paid to plaintiffs' counsel up to an amount of $3 million. The Company believes that the insurance carrier will fund the Company's portion of the settlement.

On June 6, 2002, the Illinois Circuit Court issued a preliminary order approving the Boland Settlement and authorizing notice to the class. On August 28, 2002, the opt-out period pertaining thereto expired. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. Furthermore, actions may move forward in Canada and in certain of the cases asserting claims not involving the Jacobson theft. On January 3, 2003, the Illinois Circuit Court issued an order approving the Boland Settlement and overruling the objections thereto. Even if the Boland Settlement is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. Claims may also be asserted in Canada and by individuals whose claims do not involve the Jacobson theft if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

A hearing on motions to dismiss the remaining cases in the MDL Proceedings are scheduled on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1,000 winning ticket. This case has been ordered to arbitration.

Actions pending in California Court have had been stayed pending a ruling on the final approval of the Boland Settlement. Certain of the California plaintiffs purport to have opted out of the Boland Settlement individually and also on behalf of all California consumers. In its final order approving the Boland Settlement, the Illinois court rejected the attempt by the California plaintiff to opt out on behalf of all California consumers. McDonald's and Simon Marketing have moved in the California Court to have the class and representative claims dismissed as well as the claims of individuals who have not properly opted out. A hearing has been scheduled in that motion for April 14, 2003. Even if the Boland Settlement is enforceable to bar class and representative actions pending in California, individual claims may go forward as to those plaintiffs, if any, who are determined to have properly opted out of the Boland Settlement, or who have asserted claims not involving the Jacobson theft. The Company does not know which California and non-California claims will go forward notwithstanding the Boland Settlement.

On or about August 20, 2002, an action was filed against Simon Marketing in Florida State Court alleging that McDonald's and Simon Marketing deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens and seek restitution and damages on a class-wide basis in an unspecified amount. Simon Marketing and McDonald's removed this action to federal court on September 10, 2002 and the MDL Panel has transferred the case to the MDL Proceedings in Illinois, where a motion to dismiss will be heard on April 29, 2003. The plaintiffs in this case did not opt out of the Boland Settlement.

On or about September 13, 2002, an action was filed against Simon Marketing in Ontario Provincial Court in which the allegations are similar to those made in the above Florida action. On October 28, 2002, an action was filed against Simon Marketing in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages and an accounting on a class-wide basis. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. These actions are in the earliest stages.

On October 23, 2001, the Company and Simon Marketing filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, fraud, defamation and breach of contract in connection with the termination of Simon Marketing's relationship with McDonald's.

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing had engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount. The federal lawsuit by McDonald's has been dismissed for lack of federal jurisdiction. Subsequently, a substantially similar lawsuit was filed by McDonald's in Illinois state court which the Company has moved to dismiss as a compulsory counter-claim which must properly be filed in the Company's California state court action. There has been no ruling on the Company's motion.

The Company is unable to predict the outcome of any or all of the lawsuits against the Company and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows. On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. In 2002, a settlement was reached resulting in a payment of $1.5 million by Philip Morris to the Company.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. In July 2002, a stay was granted in the case on the basis of "forum non conveniens", which would have required the matter to be refiled in Illinois state court. The Company has filed a writ appealing such ruling.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company has subsequently filed a first amended complaint against two firms, PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. The defendants' demurrer to the first amended complaint was sustained in part, and a second amended complaint was filed. No answer is yet due.

As a result of this lawsuit, PWC resigned as the Company's independent public accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002 filed with the Company's original 2001 Annual Report on Form 10-K. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 financial statements. The Company does not believe that PWC's independence was impaired. On June 6, 2002, the Company engaged BDO Seidman, LLP as the Company's new independent public accountants. In connection with obtaining PWC's consent to the inclusion of their audit report dated March 26, 2002 in this Amendment No. 1 on Form 10-K/A to the Company's annual report on Form 10-K for the year ended December 31, 2001, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. The Company has been informed that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act of 1933 is against public policy and therefore unenforceable.

PWC has provided the Company with a copy of a 1995 letter from the Office of the Chief Accountant of the Commission which states that, in a similar situation, his Office would not object to an indemnification agreement of the kind between the Company and PWC. See Item 9.

2. Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Sales are generally recognized when title to the product passes to the customer, which occurs when the products are shipped or services are provided to customers. Sales of certain imported goods are recognized at the time shipments are received at the customer's designated location. Deferred revenue includes deposits related to merchandise for which the Company has received payment but for which title and risk of loss have not passed.

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

INVESTMENTS

Investments are stated at fair value. Current investments are designated as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and as such unrealized gains and losses are reported in a separate component of stockholders' equity. Long-term investments, for which there are no readily available market values, are accounted for under the cost method and are carried at the lower of estimated fair value or cost.

INVENTORIES

Inventories are valued at the lower of cost (specific identification, first-in, first-out and average methods) or market.

PROPERTY AND EQUIPMENT

Historically, property and equipment are stated at cost and are depreciated primarily using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. Property and equipment currently have been adjusted to reflect an impairment charge associated with the Company's loss of its customers (see Note 1). The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

IMPAIRMENT OF LONG-LIVED ASSETS

Periodically, the Company assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing anticipated undiscounted future operating income with the carrying value of the related long lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

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

FOREIGN CURRENCY TRANSLATION

The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average monthly rates of exchange. Translation gains and losses are recorded in a separate component of stockholders' equity, and transaction gains and losses are reflected in income.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share have been determined in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement retains the previously existing accounting treatments related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS 144 on January 1, 2002. In April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing all of its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, will be classified as discontinued operations for financial reporting purposes.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities initiated by the Company after December 31, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

3. Sale of Business

In February 2001, the Company sold its Corporate Promotions Group ("CPG") business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14,000, which included the assumption of approximately $3,700 of Company debt $2,300 of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. The 2000 financial statements reflect this transaction and include a pre-tax charge of $50,103 due to the loss on the sale of the CPG business, $22,716 of which is associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $48,975 or $3.07 per share. Net sales in 2000 and 1999 attributable to the CPG business were $146,773 and $134,855, respectively, or 19% and 13%, respectively, of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were approximately $17,700, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were approximately $33,600, or 19% of consolidated Company revenues.

CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("MI") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Cyrk purchased from the Company (i) all of the outstanding capital stock of Cyrk Acquisition Corp. ("CAC"), successor to the business of MI, and Tonkin, each a wholly owned subsidiary of the Company,
(ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Cyrk assumed certain liabilities of the CPG business as specified in the Purchase Agreement and all of the assets and liabilities of CAC and Tonkin and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name, Cyrk, to the buyer. Cyrk extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Cyrk and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

The sale of CPG effectively completed the restructuring effort announced by the Company in May 2000 with respect to the CPG business. (See Note 11.)

Following the closing of the sale of the CPG business, certain disputes arose between the Company and Cyrk. In March 2002, the Company entered into a settlement agreement with Cyrk. Under the settlement agreement: (1) the Company contributed $500 towards the settlement of a lawsuit against the Company and Cyrk made by a former employee, (2) the Company cancelled the remaining indebtedness outstanding under Cyrk's subordinated promissory note in favor of the Company in the original principal amount of $2,300, (3) Cyrk agreed to vacate the Danvers, Massachusetts facility by June 15, 2002 and that lease would terminate as of June 30, 2002, thereby terminating the Company's substantial lease liability thereunder (4) Cyrk and the Company each released the other from all known and unknown claims (subject to limited exceptions) including Cyrk's release of all indemnity claims made against the Company arising out of its purchase of the CPG business, and (5) a letter of credit in the amount of $500 was provided by Cyrk for the benefit of the Company to support a portion of a $4,200 letter of credit provided by the Company for the benefit of Cyrk in connection with Cyrk's purchase of the CPG business. If Cyrk fails to perform its obligations under this agreement, or fails to perform and discharge liabilities assumed in connection with its purchase of the CPG business, then all or a portion of Cyrk's indebtedness to the Company under the subordinated promissory note may be reinstated. Pursuant to this agreement, the Company's 2001 financial statements reflect the settlement, and include a pre-tax charge of $3,184 associated with the write-off of the subordinated note and other charges relating to final sale and settlement.

4. Inventories

As of December 31,2001, the Company had no inventory balances. Inventories as of December 31, 2000 consisted of the following:

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
                                                    ========       ========

At December 31, 2001, property and equipment reflect an impairment charge of $3,919 associated with the Company's loss of its customers (see Note 1). Depreciation and amortization expense on property and equipment totaled $3,867, $6,078 and $5,420 in 2001, 2000 and 1999, respectively.

6. Investments

Current

In December 2000, the Company purchased 1,500,000 shares of a marketable security at $5.25 per share. The Company sold 1,310,000 shares in 2001 and realized a gain on the sale of this stock of $4,249. As of December 31, 2001 and 2000, the shares of stock owned by the Company were stated at fair value of $152 and $7,969, respectively. On December 31, 2001, the Company adjusted the basis of this investment to recognize an impairment, totaling $851,due to a decline in market value which is considered to be other than temporary.

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

Periodically, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on the results of these reviews, the Company has recorded charges in 2001 and 2000 of $2,000 and $4,500, respectively, to other expense for an other-than-temporary investment impairment associated with its venture portfolio. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that the companies in which these investments were made will be successful, and thus the Company might not ever realize any benefits from, or recover the cost of, its investments.

At December 31, 2001, the Company has an investment in two companies with a net book value totaling $10,500, including a $10,000 indirect investment, through a limited liability company that is controlled by Yucaipa, in Alliance Entertainment Corp.("Alliance"). Yucaipa is believed to be indirectly a significant shareholder in Alliance. Alliance is a home entertainment product distribution, fulfillment, and infrastructure companies providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. See Subsequent Event footnote for further details.

7. Borrowings and Long-term Obligations

The Company has several worldwide bank letters of credit and revolving credit facilities which expire at various dates beginning in May 2002. In June 2001, the Company secured a new primary domestic letter of credit facility of up to $21,000 for the purpose of financing the importation of various products from Asia and for issuing standby letters of credit. Pursuant to the provisions of this facility, the Company had bank commitments to issue or consider issuing for product related letter of credit borrowings of up to $15,000 and bank commitments to issue or consider issuing for standby letters of credit of up to $6,000 through May 15, 2002. As a result of the loss of its McDonald's and Philip Morris business (see Note 1) the Company no longer has the ability to borrow under its revolving credit facility or to issue a letter of credit under any of its existing credit facilities without it being fully cash collateralized. As of December 31, 2001, the Company's borrowing capacity was $21.0 million, of which $.5 million in letters of credit were outstanding. In addition, bank guarantees totaling $.3 million were outstanding at December 31, 2001. Borrowings under these facilities are collateralized by substantially all of the assets of the Company.

$6,228 of the restricted cash at December 31, 2001 consists of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. The outstanding standby letters of credit have maturities ranging from February 2002 through October 2002 but automatically renew from year to year until the underlying obligation is satisfied. There is no assurance whether all or any of such restricted cash will be released.

The total outstanding short-term borrowings at December 31, 2001 and 2000 were $0 and $5,523, respectively. The weighted average interest rate on short-term borrowings was 0% and 8.81% at December 31, 2001 and 2000, respectively.

During 2002, the Company settled a majority of its long-term obligations that were outstanding as of December 31, 2001. See Subsequent Events footnote for further details.

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
                                                   =======

As a consequence of the loss of its two major customers (as well as its other customers) and its resulting effects (see Note 1), and the substantial doubt about the Company's ability to continue as a going concern, the Company has taken action to significantly reduce its worldwide infrastructure. As such, the Company has eliminated approximately 377 positions worldwide and has taken and will continue to take action to reduce its global property commitments as it. The Company has negotiated or is in the process of early lease terminations on most of its worldwide facilities and property and equipment rental commitments, substantially reducing the lease commitments noted above. See Subsequent Event footnote for further details.

Rental expense for all operating leases was $7,989, $10,893 and $11,286 for the years ended December 31, 2001, 2000 and 1999, respectively. Rent is charged to operations on a straight-line basis for certain leases.

9. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                        For the Years Ended December 31,
                         2001         2000         1999
Current:
            Federal     $   520     $(4,544)     $ 3,710
            State             -         465        1,074
            Foreign           -       2,086        1,041
                        --------------------------------
                              -      (1,993)       5,825
                        --------------------------------

Deferred:
            Federal      10,702        (258)       2,226
            State         1,152         646          349
                        --------------------------------
                         11,854         388        2,575
                        --------------------------------

                        --------------------------------
                        $12,374     $(1,605)     $ 8,400
                        ================================

As required by SFAS 109, the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company recorded an additional valuation allowance and tax provision of approximately $39,958 was recorded during 2001. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, were as follows:

                                                          2001                   2000
                                                       --------------------------------
Deferred tax assets
  Receivable reserves                                  $     864              $     536
  Inventory capitalization and reserves                    2,217                    179
  Other asset reserves                                     7,453                  2,671
  Deferred compensation                                    1,186                  1,100
  Capital losses                                           2,594                  2,725
  Foreign tax credits                                      1,881                  1,881
  Alternative minimum tax credits                            637                    637
  Net operating losses                                    27,537                  7,213
  Depreciation                                             1,146                    469
  Valuation allowance                                    (45,515)                (5,557)
                                                       ---------              ---------
                                                       $       -              $  11,854
                                                       =========              =========

As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $59,916 and $82,614, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards began to expire in 2002. As of December 31, 2001, the Company also had foreign tax credit carryforwards of $1,881 that began to expire in 2002 and alternative minimum tax credits of $637 which carryforward indefinitely.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                              2001           2000          1999
                                                             ------         ------        ------
Federal tax (benefit) rate
Increase (decrease) in taxes resulting from:                  (35)%          (35)%          35%
     State income, taxes, net of federal benefit               (1)             1             5
     Effect of foreign tax rates and non-utilization
        of losses (1)                                          32              7            (6)
     Goodwill                                                  16              1             5
     Non-deductible loss on sale of business                    0             22             0
     Meals and entertainment                                    0              1             1
     Other, net                                                (1)             1             3
                                                               --             --            --
Effective tax (benefit) rate                                   11%            (2%)          43%
                                                               ==             ==            ==

(1) 1999 includes utilization of prior year foreign losses.

During 2002, the Company was audited by the Internal Revenue Service for the tax years 1996 through 2000. See subsequent event footnote for further details.

10. Accrued Expenses and Other Current Liabilities

At December 31, 2001 and 2000, accrued expenses and other current liabilities consisted of the following:

                                                                 2001        2000
                                                                 ----        ----
Accrued payroll and related items and
   deferred compensation                                        $10,400     $12,501
Inventory purchases                                               6,201      19,535
Deferred revenue                                                     --       4,425
Lease Obligations                                                 2,596          96
Royalties                                                         2,912       1,833
Promotion Administrator Fees                                      2,962          --
Other                                                             6,444      14,875
                                                                -------     -------

                                                                $31,515     $53,265
                                                                =======     =======

See Subsequent Events footnote for additional information with respect to the settlement of certain liabilities included in the totals above.

11. Restructuring and Other Nonrecurring Charges

A summary of the nonrecurring charges for the years ended December 31, 2001, 2000 and 1999 are as follows:

                           2001        2000        1999
                           ----        ----        ----
Restructuring charge     $20,212     $ 5,735     $    --
Settlement charge             --         660       1,675
                         -------     -------     -------
                         $20,212     $ 6,395     $ 1,675
                         =======     =======     =======

2001 Restructuring

After the February 2001 sale of its CPG business, and its previously announced intentions, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position had been consolidated under Allan I. Brown, who had served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing, Inc., the Company's wholly owned subsidiary based in Los Angeles, California since 1975.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20,212 for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10,484), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6,500), a loss on the sale of the UK business ($2,147) and the settlement of certain lease obligations ($1,081). Total cash outlays related to restructuring activities were approximately $12,855 during 2000 and 2001. The restructuring plan was substantially complete by the end of 2001. See Subsequent Events footnote for further details. A summary of activity in the restructuring accrual related to the

2001 restructuring action is as follows:

Balance at January 1, 2001       $     --
Restructuring provision            20,212
Non-cash asset write-downs         (8,874)
Employee termination costs
  and other cash payments          (9,340)
                                 --------
Balance at December 31, 2001     $  1,998
                                 ========

2000 Restructuring

On May 11, 2000, the Company announced that, pursuant to a plan approved by its Board of Directors, it was integrating and streamlining its traditional promotional product divisions, Corporate Promotions Group and Custom Product & Licensing, into one product focused business unit. In association with the consolidation of its product divisions, the Company eliminated a substantial number of inventory SKUs from its product offering. As a result of this action the Company recorded a 2000 pre-tax charge of $6,360 for restructuring expenses. This charge was based on the Company's intentions and best estimates at the time of the restructuring announcement. The original restructuring charge was revised downward to $5,735, or a reversal of $625 of the original accrual as a result of the sale of the CPG business (see Note 3).

The restructuring charge relates principally to involuntary termination costs ($2,970), asset write-downs ($1,965, including $1,695 of inventory write-downs) and the settlement of lease obligations ($800). The Company eliminated approximately 85 positions, or 7% of its domestic workforce. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $5,606 or $0.35 per share. The restructuring plan was substantially complete by the end of 2000. See Subsequent Events footnote for further details. A summary of activity in the restructuring accrual is as follows:

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

12. Redeemable Preferred Stock

In November 1999, Overseas Toys, L.P., an affiliate of the Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25,000 in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25,000. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,216,728 shares as of December 31, 2001 and 3,108,049 shares as of December 31, 2000).

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

In connection with this transaction, the managing partner of Yucaipa was appointed chairman of the Company's Board of Directors and Yucaipa was entitled to nominate two additional individuals to a seven-person board. In August 2001, the managing partner of Yucaipa, along with another Yucaipa representative, resigned from the Company's Board of Directors. Additionally, the Company paid Yucaipa a management fee of $500 per year for a five-year term for which Yucaipa provided general business consultation and advice and management services. See Subsequent Events footnote for further details.

13. Stock Plans

At December 31, 2001, the Company had three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Had compensation cost for the Company's 2001, 2000 and 1999 grants for stock based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per common share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                    2001            2000            1999
                                                                    ----            ----            ----
Net income (loss) Available for Common- as reported             $  (123,387)     $  (70,715)       $10,994

Net income (loss) Available for Common- pro forma                  (124,230)        (72,143)         9,017

Earnings (loss) per common share - basic - as reported                (7.50)          (4.43)          0.70

Earnings (loss) per common share - diluted - as reported              (7.50)          (4.43)          0.67

Earnings (loss) per common share - basic - pro forma                  (7.55)          (4.52)          0.58

Earnings (loss) per common share - diluted - pro forma                (7.55)          (4.52)          0.55

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

The following summarizes the status of the Company's stock options as of December 31, 2001, 2000 and 1999 and changes during the year ended on those dates:

                                                              2001                     2000                       1999
                                                            Weighted                 Weighted                   Weighted
                                                            Exercise                 Exercise                   Exercise
                                                Shares        Price      Shares        Price       Shares         Price
                                              ----------    --------   ----------    --------    ----------     --------
Outstanding at beginning of year               1,847,448    $  9.45     2,322,121    $  10.17     2,175,927     $  11.35
             Granted                             182,000       0.35       336,931        6.41       462,651         5.67
             Exercised                                 -          -       (19,008)       6.02             -            -
             Canceled                           (853,249)     10.32      (792,596)      10.35      (316,457)       11.68
                                              ----------               ----------                ----------
Outstanding at end of year                     1,176,199       7.55     1,847,448        9.45     2,322,121        10.17

Options exercisable at year-end                  844,809       8.96     1,290,702       10.75     1,390,761        11.26
                                              ----------               ----------                ----------
Options available for future grant             2,586,389                1,915,140                 1,459,475
                                              ----------               ----------                ----------
Weighted average fair value of
     options granted during the year          $     1.92               $     3.88                $     3.12

The following table summarizes information about stock options outstanding at December 31, 2001:

                     Options Outstanding                       Options Exercisable
                     -------------------                       -------------------
                                    Weighted
                                    Average        Weighted                   Weighted
    Range of                       Remaining        Average                   Average
    Exercise          Number      Contractual      Exercise      Number       Exercise
     Prices        Outstanding       Life           Prices    Exercisable      Prices
--------------     -----------    -----------      --------   -----------     --------
$ 0.20 - $ 5.38       359,905         7.8 years    $   2.83     205,179       $  3.97

  6.13 -   8.81       293,953        8.00              6.48     117,289          6.79

 10.00 -  10.87       336,996        5.50             10.67     336,996         10.67

 10.88 -  28.75       185,345        4.00             12.73     185,345         12.73

$ 0.20 - $28.75     1,176,199        6.60              7.55     844,809          8.96

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

14. Comprehensive Income

The Company's comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities, and is presented in the Consolidated Statements of Stockholders' (Deficit) Equity. Components of other comprehensive income
(loss) consist of the following:

                                                      2001         2000         1999
                                                      ----         ----         ----
Change in unrealized gains
     and losses on investments                      $   (94)     $(2,196)     $  (189)
Foreign currency translation
     adjustments                                     (1,186)         109         (719)
Income tax benefit (expense) related to
     unrealized gains and losses on investments          --          954           83
                                                    ---------------------------------
Other comprehensive income (loss)                   $(1,280)     $(1,133)     $  (825)
                                                    =================================

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

16. Commitments and Contingencies

In addition to the legal matters discussed in Note 1, the Company is also involved in other litigation and various legal matters, which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these other litigation and various legal matters will have a material adverse effect on its financial condition, results of operations or net cash flows.

17. Related Party Transactions

The Company leased warehouse facilities under a fifteen-year operating lease agreement, which was to expire December 31, 2011 from a limited liability company which is jointly owned by a former officer and a former director of the Company. The agreement provided for annual rent of $462 and for the payment by the Company of all utilities, taxes, insurance and repairs. As a result of the February 2001 sale of the CPG business (see Note 3), the buyer became the primary obligor under this lease, however, the Company remained liable under this lease to the extent that the buyer did not perform its obligations under the lease.

Pursuant to an agreement entered into in March 2002, among and between the Company, the buyer and the landlord, the lease terminated effective June 30, 2002, along with any and all obligations of the Company under the lease.

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

In connection with the wind-down of its business operations and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its Chief Executive Officer ("CEO") in March 2002. In accordance with the terms of this Agreement, the CEO's employment with the Company terminated in March 2002 (the CEO remains on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the CEO and the Company were terminated, including the CEO's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. (For additional information related to the CEO's retention agreement, see the Company's 2001 third quarter Form 10-Q.) The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board consisting of Messrs. Golleher and Kouba, in consultation with outside financial, accounting, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4,563, relating principally to the forgiveness of indebtedness of the CEO to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the CEO. The Company received a full release from the CEO in connection with this Agreement, and the Company provided the CEO with a full release. Additionally, the Agreement calls for the CEO to provide consulting services to the Company for a period of six months after the CEO's employment with the Company terminated in exchange for a fee of approximately $47 per month, plus specified expenses.

On August 28, 2001, the Company entered into retention letter agreements with each of Joseph Bartlett, George Golleher and Anthony Kouba, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $.750 for services outside of Board and committee meetings (for which they are paid $2 per meeting in accordance with existing Company policy). In 2001, payments totaling $276, $463 and $480 were made to Messrs. Bartlett, Golleher and Kouba, respectively.

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

The Company historically conducted its promotional marketing business on a global basis. The following summarizes the Company's net sales for the years ended December 31, 2001, 2000 and 1999, respectively, by geographic area:

                     2001         2000         1999
                     ----         ----         ----
United States      $199,583     $505,209     $608,613
Germany              45,709       76,015      111,231
Asia                 45,301      106,380       54,661
United Kingdom       13,676       25,962      153,976
Other foreign        19,771       54,884       60,363
                   --------     --------     --------
Consolidated       $324,040     $768,450     $988,844
                   ========     ========     ========

The following summarizes the Company's long-lived assets as of December 31, 2001, 2000 and 1999, respectively, by geographic area:

                    2001         2000         1999
                    ----         ----         ----
United States     $ 16,267     $ 79,861     $104,073
Foreign                987        3,297        3,559
                  --------     --------     --------
Consolidated      $ 17,254     $ 83,158     $107,632
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

19. Earnings Per Share Disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by SFAS 128:

                                                     For the Years Ended December 31,
                                               2001                                    2000
                           --------------------------------------------------------------------------------
                                                            Per                                       Per
                              Income          Shares       Share       Income          Shares        Share
                           (Numerator)    (Denominator)    Amount    (Numerator)    (Denominator)    Amount
Basic EPS:
Income (loss)
  available to

  common stockholders      $  (123,387)      16,454,779    $(7.50)   $   (70,715)     15,971,537     $(4.43)
Preferred stock
  dividends                      1,042                                     1,000
Effect of Dilutive
  Securities:
Common stock equivalents
Convertible preferred
  Stock
Contingently and
  non-contingently
  issuable shares related
  to acquired companies
Diluted EPS:
  Income (loss) available
  to common stockholders
                           --------------------------------------------------------------------------------

  and assumed conversions  $  (122,345)      16,454,779    $(7.50)   $   (69,715)     15,971,537     $(4.43)
                           ================================================================================


                                          1999
                           ------------------------------------
                                                          Per
                             Income         Shares       Share
                           (Numerator)   (Denominator)   Amount
Basic EPS:
Income (loss)
  available to

  common stockholders      $    10,994     15,624,366    $ 0.70
Preferred stock
  dividends                        142
Effect of Dilutive
  Securities:
Common stock equivalents                       95,444
Convertible preferred
  Stock                                       428,195
Contingently and
  non-contingently
  issuable shares related
  to acquired companies                       483,402
Diluted EPS:
  Income (loss) available
  to common stockholders
                           ------------------------------------

  and assumed conversions  $    11,136     16,631,407    $ 0.67
                           ====================================

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

21. Subsequent Events

ACCOUNTS RECEIVABLE RECOVERIES

On November 13, 2001, the Company had filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. During the second quarter of 2002, a settlement was reached resulting in a payment of $1.5 million by Philip Morris to the Company. As this payment was in excess of the Company's net outstanding receivable due from Philip Morris, a gain of approximately $.5 million will be recorded in connection with this settlement. During the second and third quarters of 2002, the Company also received payments, totaling approximately $.9 million, relating to accounts receivable from other former customers that had been previously deemed to be uncollectible and written off during 2001. The Company also received approximately $.4 million in connection with the termination of a retirement plan held by one of its foreign subsidiaries. These collections will be recorded as a reduction to charges attributable to loss of significant customers during 2002.

LONG TERM INVESTMENTS

During the second quarter of 2002, certain events occurred which indicated an impairment of the value of certain other investments of the Company, which had a carrying value of $10,000 at December 31, 2001. These investments are in a limited liability company controlled by Yucaipa. The limited liability company's sole assets are direct ownership investments in non-public companies. The Company will record a non-cash charge of $10,000 in the second quarter of 2002 to write-down its investment. For the years ended December 31, 2001 and December 31, 2000, the Company also recorded impairment charges of $1,500 and $2,500, respectively, related to other investments in Yucaipa entities. In addition, during the third quarter of 2002, the Company received a final return of capital, totaling approximately $275, on an investment with a carrying value totaling approximately $525 as of December 31, 2001. A loss of approximately $250 will be recorded in connection with this final distribution. These charges will be included in other income (expense) during 2002.

SUPPLIER SETTLEMENTS

Throughout 2002, the Company negotiated settlements related to outstanding liabilities with many of its suppliers. As these settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities, the Company will record gains totaling approximately $12,000 in connection with these settlements.

ACCRUED RESTRUCTURING CHARGES

During the second quarter of 2002, the Company revised its initial estimate of future restructuring activities and, as a result, will record a $750 reduction to the restructuring accrual outstanding as of December 31, 2001.

TAX LIABILITIES

Accrued Expenses as of December 31, 2001 included a tax accrual totaling approximately $3.5 million. An audit by the Internal Revenue Service covering the tax years 1996 through 2000 is in process during 2002. Based on the filing of the 2001 tax return in 2002 and preliminary discussions with the IRS, management believed that the Company had no additional tax obligations. Therefore, the aforementioned accrual will be reversed through the 2002 Income Tax Provision (Benefit) during the second quarter of 2002.

SETTLEMENT OF LONG TERM OBLIGATIONS

During the first and second quarters of 2002, the Company settled all of its outstanding domestic and international real estate and equipment lease obligations, except for one expired warehouse lease with approximately $70 of unpaid rent, and relocated its remaining scaled-down operations to smaller office space in Los Angeles. In connection with these early lease terminations, the Company made aggregate payments totaling approximately $2.9 million to settle all current and future lease obligations. As of December 31, 2001, the Company had recorded net lease - related liabilities totaling approximately $5.7 million, primarily included within other assets and Long Term Liabilities in the accompanying 2001 consolidated financial statements. The difference between the final settlement payment and the outstanding lease obligations, net of related assets, will result in a 2002 gain totaling approximately $2.8 million.

In connection with the discontinuance of the Company's supermarket operations, the Company filed a lawsuit in 1993 against its former contractual partner. During 1998 the Company settled the litigation by entering into a Joint Business Arrangement with the defendant, at which time the Company made a cash payment and recorded a $2.9 million accrual for the maximum potential liability under the agreement, which is included in other long term obligations in the accompanying 2001 financial statements. During the third quarter of 2002, the Company paid approximately $2.2 million to settle these obligations, resulting in a settlement gain of $.7 million.

CONTINGENT PAYMENT OBLIGATIONS

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see note 1), the Company had recorded a $5.0 million charge in the third quarter 2001 to accelerate the recognition of contingent payment obligations (due in June 2002) arising from the acquisition of Simon Marketing in 1997. This obligation is included in accrued expenses and other current liabilities in the accompanying 2001 financial statements. Pursuant to Separation, Settlement and General Release Agreements entered into during the first and second quarters of 2002, the Company paid approximately $2.0 million to settle these obligations, resulting in an adjustment of approximately $3.0 million to be recorded through additional paid in capital during 2002.

RESTRICTED CASH

Restricted cash as of December 31, 2001 consisted of $6.2 million deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and $2.5 million, which was segregated in separate cash accounts in which security interests had been granted to certain employees for retention payments. During 2002, the $2.5 million was released back to the Company upon making of retention and severance payments to these employees. In March 2002, restricted cash totaling $500 was also released as a result of a settlement with Cyrk. See Note 3 for further details.

EMPLOYEE SETTLEMENT AGREEMENTS

During the first quarter of 2002, the Company entered into a Settlement and General Release Agreement with an executive in the Hong Kong office. Pursuant to the terms of this agreement, the executive's employment with the Company terminated in March 2002 and all other agreements, obligations and rights existing between this executive and the Company were terminated in exchange for a lump-sum payment of approximately $.8 million. Additionally, the Company received a full release from the executive in connection with this agreement, and the Company provided the executive with a full release. During the second quarter of 2002, the Company settled a deferred compensation obligation with a former director for an amount less than the liability recorded on the Company's books, resulting in a gain of approximately $.5 million. During the first and second quarters of 2002, the Company also entered into settlement and termination agreements with a number of executives resulting in payments of approximately $2.3 million.

RELATED PARTY TRANSACTIONS

On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by agreement between the parties and a payment was made by the Company to Yucaipa of $1.5 million and each party was released from further obligations thereunder. The Company will recorded this payment as expense during 2002. See Note 12 for details.

In the fourth quarter of 2002, Cyrk informed the Company that Cyrk (1) was suffering substantial financial difficulties, (2) , would not be able to discharge its obligations secured by the Company's $4.2 million letter of credit and (3) would be able to obtain a $2.5 million equity infusion if it was able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 to pay the Company $1.5 million in exchange for the Company's agreement to apply its $3.7 million restricted cash to discharge Cyrk's obligations to Winthrop, with any remainder to be turned over to Cyrk. The option may only be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and Simon obtaining all necessary third party consents, Cyrk and its subsidiaries providing Simon with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk exercises this option, the Company would incur a loss ranging from between $2.2 million to $3.7 million. At this time, the Company is unable to assess the likelihood of this event.

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

                              Simon Worldwide, Inc.
                                   Schedule II
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2001, 2000 And 1999
                                 (In Thousands)

                                               Additions
                                              Charged To          Deductions
Accounts Receivable,        Balance At         Costs And         (Charged Against     Balance At
   Allowance For            Beginning          Expenses             Accounts             End
 Doubtful Accounts          Of Period     (Bad Debt Expenses)      Receivable)         Of Period
------------------------------------------------------------------------------------------------
        2001                $    2,074      $     15,492(2)         $    1,950         $15,616
        2000                     4,243             3,423                 5,592           2,074
        1999                     2,682             2,578                 1,017           4,243

                                               Additions
                                               Charged To
  Deferred Income           Balance At          Costs And                              Balance At
     Tax Asset              Beginning           Expenses                                  End
Valuation Allowance         Of Period     (Bad Debt Expenses)       Deductions         Of Period
-------------------------------------------------------------------------------------------------
        2001                $ 5,557            $39,958              $        -          $ 45,515
        2000                  1,252              4,305                       -             5,557
        1999                  8,193                  -                   6,941(1)          1,252

(1) Represents the tax benefit from adjusting the valuation allowance of the acquired deferred assets.

(2) Approximately $2,101 of the 2001 bad debt expense was recorded as selling, general and administrative expenses in the accompanying consolidated financial statements. The remainder, totaling approximately $13,391 was recorded as charges attributable to loss of significant customers.

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

2.3 (16) March 12, 2002 Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4 (16)        Mutual Release Agreement between Cyrk and Simon

2.5             Letter Agreement Between Cyrk and Simon, dated December 20,2002

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
                   2001 between the Company and Allan I. Brown

 10.21 (15)        Form of Retention Agreement dated as of August 28, 2001
                   between the Company and each of George Golleher,
                   Anthony Kouba and Joseph Bartlett

 10.22 (16)        Termination, Severance and General Release Agreement
                   between the Company and Allan Brown, dated March 18,
                   2002

 10.23 (16)        Amended Consulting Agreement and General Release
                   between the Company and Eric Stanton, dated March 1,
                   2002

 10.24 (16)        Settlement and General Release Agreement between the
                   Company and Vivian Foo, dated March 15, 2002

 10.25 (16)        Indemnification Trust Agreement between the Company and
                   Development Specialists, Inc. as Trustee, dated March
                   1, 2002

 10.26 (16)        Promissory Note and Pledge Agreement by Allan Brown
                   in favor of the Company dated June 9, 1997

 10.27 Letter Agreement, dated October 9, 2002, to terminate and settle the Management Agreement between the Company and Yucaipa, filed herewith

 21.1 (16)         List of Subsidiaries

 99.1              Amended Cautionary Statement for Purposes of the "Safe
                   Harbor" Provisions of the Private Securities Litigation
                   Reform Act of 1995, filed herewith

 99.2  (2)(9)      Termination Agreement among the Company, Patrick Brady,
                   Allan Brown, Gregory Shlopak, Eric Stanton, and Eric
                   Stanton Self-Declaration of Revocable Trust

 99.3              Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002,filed herewith

----------

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

(16) Filed as an exhibit to the original report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

88