Form 10-Q
period 2002-06-30
SIMON WORLDWIDE INC
filed 2003-07-29
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

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


              1888 CENTURY PARK EAST, LOS ANGELES, CALIFORNIA 90067
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 552-6800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]    No [X]

Indicate by a check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ]

At June 30, 2003, 16,653,193 shares of the Registrants common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I              FINANCIAL INFORMATION                                                       PAGE NUMBER
                    Item 1.     Financial Statements (Unaudited)

                                Consolidated Balance Sheets -
                                June 30, 2002 and December 31, 2001                                       3

                                Consolidated Statements of Operations -
                                For the three and six months ended
                                June 30, 2002 and 2001                                                    4

                                Consolidated Statements of Comprehensive Income -
                                For the three and six months ended
                                June 30, 2002 and 2001                                                    5

                                Consolidated Statements of Cash Flows -
                                For the six months ended June 30, 2002 and 2001                           6

                                Notes to Consolidated Financial Statements                             7-16

                    Item 2.     Management's Discussion and Analysis of

                                Financial Condition and Results of Operations                         17-21

                    Item 3.     Quantitative and Qualitative Disclosures About Market Risk               21

                    Item 4.     Controls and Procedures                                                  21

PART II             OTHER INFORMATION

                    Item 1.     Legal Proceedings                                                        22

                    Item 6.     Exhibits and Reports on Form 8-K                                         22


                    SIGNATURES                                                                        23-26

                         PART I - FINANCIAL INFORMATION

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                         June 30,       December 31,
                                                                                           2002              2001
                                                                                           ----              ----
                                                   ASSETS
Current assets:
   Cash and cash equivalents                                                            $   3,324         $      --
   Restricted cash                                                                          8,140             2,868
   Prepaid expenses and other current assets                                                  663             1,077
   Assets from discontinued operations to be disposed of - current                         21,655            56,737
                                                                                        ---------         ---------
Total current assets                                                                       33,782            60,682
Property and equipment, net                                                                    96               124
Investments                                                                                   500            10,500
Other assets                                                                                  767               767
                                                                                        ---------         ---------
                                                                                           35,145            72,073
Assets from discontinued operations to be disposed of - non-current                         1,728             5,863
                                                                                        ---------         ---------
                                                                                        $  36,873         $  77,936
                                                                                        =========         =========
                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable:
     Trade                                                                              $      51         $      20
     Affiliates                                                                               155               141
   Accrued expenses and other current liabilities                                             218               134
   Liabilities from discontinued operations - current                                      23,383            55,815
                                                                                        ---------         ---------
                                                                                           23,807            56,110
Liabilities from discontinued operations - non-current                                         --             6,785
                                                                                        ---------         ---------
                                                                                           23,807            62,895
Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 27,071 shares issued and outstanding at June 30, 2002 and 26,538 shares issued and outstanding
       at December 31, 2001, stated at redemption value of $1,000 per share                27,071            26,538

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,653,193 shares issued and outstanding at June 30, 2002 and
       16,653,193 shares issued and outstanding at December 31, 2001                          167               167
   Additional paid-in capital                                                             138,500           135,966
   Retained deficit                                                                      (152,672)         (145,515)
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                                         --            (2,115)
                                                                                        ---------         ---------
Total stockholders' deficit                                                               (14,005)          (11,497)
                                                                                        ---------         ---------
                                                                                        $  36,873         $  77,936
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

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                    For the three months              For the six months
                                                                        ended June 30,                   ended June 30,
                                                                        --------------                   --------------
                                                                    2002             2001             2002             2001
                                                                    ----             ----             ----             ----
Revenue                                                           $     --         $     --         $     --         $     --

General and administrative expenses                                  1,218              939            2,546            1,868
Investment losses                                                   10,000              250           10,000              750
                                                                  --------         --------         --------         --------
Loss from continuing operations before income taxes                (11,218)          (1,189)         (12,546)          (2,618)
Income tax benefit                                                      --               --               --               --
                                                                  --------         --------         --------         --------
Net loss from continuing operations                                (11,218)          (1,189)         (12,546)          (2,618)
Income (loss) from discontinued operations, net of tax               9,766          (13,665)           5,927          (16,455)
                                                                  --------         --------         --------         --------
Net loss                                                            (1,452)         (14,854)          (6,619)         (19,073)
Preferred stock dividends                                              269              259              538              517
                                                                  --------         --------         --------         --------
Net loss available to common stockholders                         $ (1,721)        $(15,113)        $ (7,157)        $(19,590)
                                                                  ========         ========         ========         ========

Loss per share from continuing operations available
   to common stockholders:
   Loss per common share - basic and diluted                      $  (0.69)        $  (0.09)        $  (0.79)        $  (0.19)
                                                                  ========         ========         ========         ========
   Weighted average shares outstanding - basic and diluted          16,653           16,419           16,653           16,257
                                                                  ========         ========         ========         ========

Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted             $   0.59         $  (0.83)        $   0.36         $  (1.01)
                                                                  ========         ========         ========         ========
   Weighted average shares outstanding - basic and diluted          16,653           16,419           16,653           16,257
                                                                  ========         ========         ========         ========

Net loss available to common stockholders:
   Loss per common share - basic and diluted                      $  (0.10)        $  (0.92)        $  (0.43)        $  (1.21)
                                                                  ========         ========         ========         ========
   Weighted average shares outstanding - basic and diluted          16,653           16,419           16,653           16,257
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

                              SIMON WORLDWIDE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)

                                                           For the three months             For the six months
                                                               ended June 30,                  ended June 30,
                                                               --------------                  --------------
                                                           2002            2001             2002            2001
                                                           ----            ----             ----            ----
Net loss                                                 $(1,452)        $(14,854)        $(6,619)        $(19,073)
                                                         -------         --------         -------         --------
Other comprehensive income, before tax:
   Foreign currency translation adjustments                1,925             (984)          2,115           (1,359)
   Unrealized holding gains arising during period             --            3,854              --            8,876
                                                         -------         --------         -------         --------
Other comprehensive income, before tax                     1,925            2,870           2,115            7,517
Income tax expense related to items of
   other comprehensive income                                 --            2,259              --            3,794
                                                         -------         --------         -------         --------
Other comprehensive income, net of tax                     1,925              611           2,115            3,723
                                                         -------         --------         -------         --------
Comprehensive income (loss)                              $   473         $(14,243)        $(4,504)        $(15,350)
                                                         =======         ========         =======         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                 For the six months
                                                                                   ended June 30,
                                                                                   --------------
                                                                                2002             2001
                                                                                ----             ----
Cash flows from operating activities:
   Net loss                                                                  $ (6,619)        $(19,073)
   Income (loss) from discontinued operations                                   5,927          (16,455)
                                                                             --------         --------
   Loss from continuing operations                                            (12,546)          (2,618)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                              29               29
        Charge for impaired investments                                        10,000              750
   Increase (decrease) in cash from changes in working capital items:

        Prepaid expenses and other current assets                                 414               52
        Accounts payable                                                           45              (28)
        Accrued expenses and other current liabilities                             84               81
                                                                             --------         --------
Net cash used in operating activities                                          (1,974)          (1,734)
                                                                             --------         --------
Cash flows from investing activities:
   Increase in restricted cash                                                 (5,272)              --
     Other, net                                                                    --              (28)
                                                                             --------         --------
Net used in investing activities                                               (5,272)             (28)
                                                                             --------         --------

                                                                             --------         --------
Net cash provided by financing activities                                          --               --
                                                                             --------         --------

Net cash used in continuing operations                                         (7,246)          (1,762)
Net cash provided by (used in) discontinued operations                         10,570          (17,133)
                                                                             --------         --------
Net increase (decrease) in cash and cash equivalents                            3,324          (18,895)
Cash and cash equivalents, beginning of year                                       --           60,473
                                                                             --------         --------
Cash and cash equivalents, end of period                                     $  3,324         $ 41,578
                                                                             ========         ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                $     22         $    213
                                                                             ========         ========
     Income taxes                                                            $     72         $    342
                                                                             ========         ========
Supplemental non-cash investing activities:
   Issuance of additional stock related to acquisitions                            $-         $  1,413
                                                                             ========         ========
   Dividends paid in kind on mandatorily redeemable preferred stock          $    533         $    515
                                                                             ========         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      ($ in thousands, except share data and except dollar amounts followed immediately by the word "million")
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Simon Worldwide, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those considered necessary for fair presentation of the Company's consolidated financial position, results of operations and cash flows at the dates and for the periods presented.

The embezzlement by a former employee caused McDonald's Corporation ("McDonald's") and Philip Morris Incorporated ("Philip Morris", now known as Altria, Inc.), substantial customers, to terminate their relationships with the Company. See Note 2. Prior to the loss of its customers, the Company had operated as a multi-national full service promotional marketing company. Substantially all of the Company's assets and liabilities are in the same business segment.

By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, have been classified as discontinued operations for financial statement reporting purposes. Prior period historical financial information pertaining to the promotions business has been reclassified to discontinued operations (see Note
4).

At June 30, 2002 and December 31, 2001, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 6.

The operating results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.  LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's and, to a lesser extent, Philip Morris. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001 or arose subsequent to that date (see Notes 8 and 15). As of December 31, 2001, the Company had 136 employees worldwide and had reduced its worldwide workforce to 9 employees as of December 31, 2002.

At June 30, 2002 and December 31, 2001, the Company had a stockholders' deficit of $14,005 and $11,497, respectively, and a net loss of $6,619 and $19,073 for the six months ended June 30, 2002 and 2001, respectively. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2001, the Company's independent public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As noted above, by April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing, Inc. ("Simon Marketing"), a subsidiary of the Company, as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At June 30, 2002, the Company had no customer backlog as compared to $207,400 of written customer purchase orders at June 30, 2001. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

During the six months ended June 30, 2002, the Company recorded a pre-tax net charge totaling approximately $1,579 associated with the loss of customers, included as a component of discontinued operations (see Note 4). Charges totaling $5,418, primarily related to asset write-downs ($2,219), professional fees ($2,507), labor and other costs ($692), were partially offset by recoveries of accounts receivable balances that had been written off in previous periods ($1,000), and other gains ($2,839).

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

On April 19, 2002, McDonald's entered into a Stipulation of Settlement (the "Boland Settlement") with certain plaintiffs in the Boland case pending in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). The Boland Settlement purports to settle and release, among other things, all claims related to the administration, execution and operation of the McDonald's promotional games, or to "the theft, conversion, misappropriation, seeding, dissemination, redemption or non-redemption of a winning prize or winning game piece in any McDonald's Promotional Game," including without limitation claims brought under the consumer protection statutes or laws of any jurisdiction, that have been or could or might have been alleged by any class member in any forum in the United States of America, subject to a right of class members to opt out on an individual basis, and includes a full release of the Company and Simon Marketing, as well as their officers, directors, employees, agents, and vendors. Under the terms of the Boland Settlement, McDonald's agrees to sponsor and run a "Prize Giveaway" in which a total of fifteen (15) $1 million prizes, payable in twenty equal annual installments with no interest, shall be randomly awarded to persons in attendance at McDonald's restaurants. The Company has been informed that McDonald's, in its capacity as an additional insured, has tendered a claim to Simon Marketing's Errors & Omissions insurance carriers to cover some or all of the cost of the Boland Settlement, including the cost of running the "Prize Giveaway," of the prizes themselves, and of attorneys' fees to be paid to plaintiffs' counsel up to an amount of $3,000.

On June 6, 2002, the Illinois Circuit Court issued a preliminary order approving the Boland Settlement and authorizing notice to the class. On August 28, 2002, the opt-out period pertaining thereto expired. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. Furthermore, actions may move forward in Canada and in certain of the cases asserting claims not involving the Jacobson theft. On January 3, 2003, the Illinois Circuit Court issued an order approving the Boland Settlement and overruling objections thereto and on April 8, 2003 a final order was issued approving plaintiffs' attorneys' fees in the amount of $2,800. Even if the Boland Settlement is approved and is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. Claims may also be asserted in Canada and by individuals whose claims do not involve the Jacobson theft if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

The remaining cases in the MDL Proceedings were dismissed on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1 million winning ticket. This case has been ordered to arbitration.

In the California Court, certain of the California plaintiffs purported to have opted out of the Boland Settlement individually and also on behalf of all California consumers. In its final order approving the Boland Settlement, the Illinois court rejected the attempt by the California plaintiffs to opt out on behalf of all California consumers. On June 2, 2003, the California Court granted the motion of McDonald's and Simon Marketing to dismiss all class and representative claims as having been barred by the Boland Settlement. Even with the Boland Settlement, individual claims may go forward as to those plaintiffs who are determined to have properly opted out of the Boland Settlement or who have asserted claims not involving the Jacobson theft. The Company does not know which California and non-California claims will go forward notwithstanding the Boland Settlement.

On or about August 20, 2002, an action was filed against Simon Marketing in Florida State Court alleging that McDonald's and Simon Marketing deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens and seek restitution and damages on a class-wide basis in an unspecified amount. Simon Marketing and McDonald's removed this action to federal court on September 10, 2002 and the MDL Panel has transferred the case to the MDL Proceedings in Illinois, where it was dismissed on April 29, 2003. The plaintiffs in this case did not opt out of the Boland Settlement.

On or about September 13, 2002, an action was filed against Simon Marketing in Ontario Provincial Court in which the allegations are similar to those made in the above Florida action. On October 28, 2002, an action was filed against Simon Marketing in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110,000 in damages and an accounting on a class-wide basis. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Company and McDonald's have filed motions to dismiss or stay these cases on the basis of the Boland Settlement. There has been no ruling on this motion and the actions are in the earliest stages.

On October 23, 2001, the Company and Simon Marketing filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, fraud, defamation and breach of contract in connection with the termination of Simon Marketing's relationship with McDonald's.

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing had engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount. The federal lawsuit by McDonald's has been dismissed for lack of federal jurisdiction. Subsequently, a substantially similar lawsuit was filed by McDonald's in Illinois state court which the Company has moved to dismiss as a compulsory counter-claim which must properly be filed in the Company's California state court action. As of the date of filing of this report, there had been no ruling on the Company's motion.

The Company is unable to predict the outcome of the lawsuits against the Company and their ultimate effects, if any, on the Company's financial condition, results of operations or net cash flows.

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. During 2002, a settlement was reached resulting in a payment of $1,500 by Philip Morris to the Company.

In March 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. In July 2002, a stay was granted in the case on the basis of "forum non conveniens", which would require the case to be refiled in Illinois state court. The Company has filed an appeal of the stay.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company subsequently filed a first amended complaint against two firms, PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. The defendants' demurrer to the first amended complaint was sustained in part, and a second amended complaint was filed. The date for filing an answer has not yet been set pending a status conference on the case, the date for which has not yet been determined.

As a result of this lawsuit, PWC resigned as the Company's independent public accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002 filed with the Company's original 2001 Annual Report on Form 10-K. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 financial statements. The Company does not believe that PWC's independence was impaired. On June 6, 2002, the Company engaged BDO Seidman LLP as the Company's new independent public accountants. In connection with obtaining PWC's consent to the inclusion of their audit report dated March 26, 2002 in its annual report on Form 10-K/A for the year ended December 31, 2001, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. The Company has been informed that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act of 1933 is against public policy and therefore unenforceable. PWC has provided the Company with a copy of a 1995 letter from the Office of the Chief Accountant of the Commission, which states that, in a similar situation, his Office would not object to an indemnification agreement of the kind between the Company and PWC.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated April 17, 2002, and June 6, 2002.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement retains the previously existing accounting treatments related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities initiated by the Company after December 31, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements did not materially affect the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the company has elected to apply APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The company is complying with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46, beginning on July 1, 2003. The Company does not anticipate that FIN No. 46 will materially affect its consolidated financial statements.

In June 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are mandatorily redeemable through the transfer of the issuer's assets at a specified date or upon an event that is likely to occur; an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer to settle the obligation through the transfer of assets; an instrument that embodies an unconditional obligation; or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement on its consolidated financial statements.

4.  DISCONTINUED OPERATIONS

As discussed in Note 1, by April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing all of its assets and settling its liabilities related to the promotions business. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. Continuing operations represent the direct costs required to maintain the Company's current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, space and facility costs and losses on certain investments.

Assets and liabilities from discontinued operations as of June 30, 2002 and December 31, 2001, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                                   June 30,     December 31,
                                                                     2002           2001
                                                                     ----           ----
Assets:
   Cash and cash equivalents                                       $20,080        $40,851
   Restricted cash                                                       0          5,865
   Investments                                                          --            152
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $13,950
        at June 30, 2002 and $15,616 at December 31, 2001              387          7,253
   Prepaid expenses and other current assets                         1,188          2,616
                                                                   -------        -------
   Total current assets                                             21,655         56,737
   Property and equipment, net                                           6          2,690
   Other assets                                                      1,722          3,173
                                                                   -------        -------
   Assets from discontinued operations to be disposed of           $23,383        $62,600
                                                                   =======        =======

Liabilities:
   Short-term borrowings                                           $    --        $   457
   Accounts payable:
     Trade                                                           9,891         21,491
     Affiliates                                                         --             42
   Accrued expenses and other current liabilities                   13,475         31,381
   Accrued restructuring expenses                                       17          2,444
                                                                   -------        -------
   Total current liabilities                                        23,383         55,815
   Long-term obligations                                                --          6,785
                                                                   -------        -------
   Liabilities from discontinued operations                        $23,383        $62,600
                                                                   =======        =======

Net income (loss) from discontinued operations for the three and six months ended June 30, 2002 and 2001, as disclosed in the accompanying consolidated financial statements, consists of the following:

                                                        For the three months               For the six months
                                                            ended June 30,                    ended June 30,
                                                            --------------                    --------------
                                                        2002              2001             2002              2001
                                                        ----              ----             ----              ----
Net sales                                             $    --         $ 111,089         $     --         $ 217,594
Cost of sales                                              --            92,118               --           173,658
                                                      -------         ---------         --------         ---------
Gross profit                                               --            18,971               --            43,936

Selling, general and administrative expenses              441            20,892            4,601            50,159
Goodwill amortization expense                              --               454               --             1,120
Charges (charges recovered) attributable
   to loss of significant customers, net                 (329)               --            1,579                --
Gain on settlement of obligations                      (7,764)               --           (9,263)                --
Restructuring                                             (94)           20,212             (750)           20,212
                                                      -------         ---------         --------         ---------
Operating income (loss)                                 7,746           (22,587)           3,833           (27,555)

Interest income                                           (97)             (601)            (206)           (1,223)
Interest expense                                           --               141               35               393
Other expense                                           1,563                --            1,563                --
                                                      -------         ---------         --------         ---------
Income (loss) before income taxes                       6,280           (22,127)           2,441           (26,725)
Income tax benefit                                     (3,486)           (8,462)          (3,486)          (10,270)
                                                      -------         ---------         --------         ---------
Net income (loss) from discontinued operations        $ 9,766         $ (13,665)        $  5,927         $ (16,455)
                                                      =======         =========         ========         =========

5.  ACCOUNTS RECEIVABLE

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. During 2002, a settlement was reached resulting in a payment of $1,500 by Philip Morris to the Company. As this payment was in excess of the Company's net outstanding receivable due from Philip Morris, a gain of approximately $463 was recorded during the second quarter, included in selling, general, and administrative expenses within discontinued operations (see Note 4). During the second quarter of 2002, the Company also received payments, totaling approximately $469, relating to accounts receivable from other former customers that had been previously deemed to be uncollectible and written off during 2001. The Company also received $416 in connection with the termination of a retirement plan held by one of its foreign subsidiaries. These recoveries, totaling $885, have been recorded as reductions to Charges Attributable to Loss of Significant Customers within discontinued operations (see Note 4).

6.  LONG-TERM INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies that are being accounted for under the cost method. These investments are in Internet-related companies that are at varying stages of development, including startups, and were intended to provide the Company with an expanded Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in the Internet, including their dependency upon the widespread acceptance and use of the Internet as an effective medium for commerce. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these Internet-related companies is subject to the aforementioned risks inherent in the Internet business. Periodically, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors.

In June 2002, certain events occurred that indicated an impairment of its investment in Alliance Entertainment Corp. ("Alliance"), an indirect investment through a limited liability company that is controlled by The Yucaipa Companies ("Yucaipa"), an affiliate of the Company. This investment had a carrying value of $10,000 at December 31, 2001. Yucaipa is believed to be indirectly a significant shareholder in Alliance, which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. The Company recorded a pre-tax non-cash charge of $10,000 in June 2002 to write-down its investment in Alliance, which is included in Investment Losses, as part of continuing operations in the accompanying consolidated financial statements. For the years ended December 31, 2001 and December 31, 2000, the Company also recorded impairment charges of $1,500 and $2,500, respectively, related to other investments in affiliate-controlled entities.

While the Company will continue to periodically evaluate its Internet-related investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

7.  SHORT-TERM BORROWINGS

The Company's Credit and Security Agreements, which provided for working capital and other financing arrangements expired on May 15, 2002. At September 30, 2002 the Company had various pre-existing letters of credit outstanding, which are cash collateralized and have various expiration dates through August 2007. As a result of the loss of its McDonald's and Philip Morris business (see Note 2), the Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized.

Restricted Cash at June 30, 2002 and December 31, 2001 included $5,380 and $6,228, respectively, consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. The balance of Restricted Cash as of June 30, 2002 primarily represents $2,700 deposited in an irrevocable trust included as a component of continuing operations. See Note 12.

8.  SETTLEMENT OF OBLIGATIONS

During the six months ended June 30, 2002 the Company negotiated settlements related to outstanding liabilities with many of its suppliers. During this period, the Company also settled all of its outstanding domestic and international real estate and equipment lease obligations, except for one expired warehouse lease with approximately $70 of unpaid rent, and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payments and the outstanding obligations was recorded as a gain, totaling approximately $12,971, included in Gain on Settlement of Obligations within discontinued operations (see Note 4). See also
Note 15.

9.  TAX LIABILITIES

Accrued Expenses as of December 31, 2001 included a tax accrual totaling approximately $3,486. An audit by the Internal Revenue Service covering the tax years 1996 through 2000 was in process during 2002. Based on the Company filing its 2001 tax return in September 2002 and preliminary discussions with the IRS, management believed that the Company had no additional tax obligations. Therefore, the aforementioned accrual was reversed during 2002 through Income Tax Benefit disclosed in Note 4.

10.  RESTRUCTURING

2001 Restructuring

The Company recorded a second quarter 2001 pre-tax charge of approximately $20,212 for restructuring expenses principally related to employee termination costs, asset write-downs, loss on the sale of the United Kingdom business and settlement of certain lease obligations. The restructuring plan was complete by the first quarter of 2002. During 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $304 reduction to the restructuring accrual outstanding as of December 31, 2001. As these restructuring efforts related to the promotions business, this activity is included within discontinued operations (see Note 4). A summary of activity in the restructuring accrual related to the 2001 restructuring action is as follows:

                  BALANCE AT JANUARY 1, 2001          $     --
                  Restructuring provision               20,212
                  Non-cash asset write-downs            (8,874)
                  Employee termination costs
                    and other cash payments             (9,340)
                                                      --------
                  BALANCE AT DECEMBER 31, 2001           1,998
                  Employee termination costs
                    and other cash payments             (1,527)
                  Non-cash asset write-downs              (150)
                  Accrual reversal                        (304)
                                                      --------
                  BALANCE AT JUNE 30, 2002            $     17
                                                      ========

2000 Restructuring

As a result of its May 2000 restructuring, the Company recorded a net charge to 2000 operations of $5,735 for involuntary termination costs, asset write-downs and the settlement of lease obligations. The restructuring plan was complete by the first quarter of 2002. During 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $446 reduction to the restructuring accrual outstanding as of December 31, 2001. As these restructuring efforts related to the promotions business, this activity is included within discontinued operations (see Note 4). A summary of activity in the restructuring accrual related to the 2000 restructuring action is as follows:

                  BALANCE AT JANUARY 1, 2001          $ 1,193
                  Employee termination costs
                    and other cash payments              (657)
                  Non-cash asset write-downs              (90)
                                                      -------
                  BALANCE AT DECEMBER 31, 2001            446
                  Accrual reversal                       (446)
                                                      -------
                  BALANCE AT JUNE 30, 2002            $    --
                                                      =======

11.  CONTINGENCIES

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see Note 2), the Company had recorded a $5,042 charge in the third quarter 2001 to accelerate the recognition of contingent payment obligations (due in June 2002) arising from the acquisition of Simon Marketing in 1997. This obligation was recorded as a charge to Additional Paid in Capital during 2001. Pursuant to Separation, Settlement and General Release Agreements entered into during the second quarter of 2002, the Company paid approximately $1,996 to settle these obligations, resulting in an adjustment of approximately $2,994 recorded as Additional Paid in Capital during 2002.

12.  INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust") which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2,700. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or (ii) March 1, 2022, the Company is required to replenish the Trust (up to $2,700) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in Restricted Cash within continuing operations in the accompanying consolidated balance sheet as of June 30, 2002.

13.  EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by SFAS No. 128, "Earnings per Share" (in thousands, except share data):

                                                                        For the Three Months Ended June 30,
                                               ------------------------------------------------------------------------------------
                                                                 2002                                       2001
                                               ----------------------------------------   -----------------------------------------
                                                 Income           Shares      Per Share     Income           Shares       Per Share
                                               (Numerator)    (Denominator)     Amount    (Numerator)     (Denominator)     Amount
                                               -----------    -------------     ------    -----------     -------------     ------
Basic and diluted EPS:
   Loss from continuing operations              $ (11,218)                                  $ (1,189)
   Preferred stock dividends                          269                                        259
                                                ---------                                   --------
   Loss from continuing operations available
     to common stockholders                       (11,487)      16,653,193      $(0.69)       (1,448)       16,419,222      $(0.09)
                                                =========       ==========      ======      ========        ==========      ======
   Income (loss) from discontinued operations       9,766       16,653,193       $0.59       (13,665)       16,419,222      $(0.83)
                                                =========       ==========      ======      ========        ==========      ======
   Net loss                                        (1,452)                                   (14,854)
   Preferred stock dividends                          269                                        259
                                                ---------                                   --------
   Net loss available to common stockholders    $  (1,721)      16,653,193      $(0.10)     $(15,113)       16,419,222      $(0.92)
                                                =========       ==========      ======      ========        ==========      ======

For the three months ended June 30, 2002, 3,267,460 shares of convertible preferred stock were not included in the computation of diluted EPS and for the three months ended June 30, 2001, 3,151,174 shares of convertible preferred stock and common stock equivalents were not included in the computation of diluted EPS.

                                                                      For the Six Months Ended June 30,
                                               ---------------------------------------------------------------------------------
                                                                 2002                                     2001
                                               ---------------------------------------   ---------------------------------------
                                                 Income         Shares       Per Share     Income         Shares       Per Share
                                               (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                               -----------   -------------     ------    -----------   -------------     ------
Basic and diluted EPS:
   Loss from continuing operations              $(12,546)                                 $ (2,618)
   Preferred stock dividends                         538                                       517
                                                --------                                  --------
   Loss from continuing operations available
     to common stockholders                      (13,084)      16,653,193      $(0.79)      (3,135)       16,257,063      $(0.19)
                                                ========       ==========      ======     ========        ==========      ======
   Income (loss) from discontinued operations      5,927       16,653,193      $ 0.36      (16,455)       16,257,063      $(1.01)
                                                ========       ==========      ======     ========        ==========      ======
   Net loss                                       (6,619)                                  (19,073)
   Preferred stock dividends                         538                                       517
                                                --------                                  --------
   Net loss available to common stockholders    $ (7,157)      16,653,193      $(0.43)    $(19,590)       16,257,063      $(1.21)
                                                ========       ==========      ======     ========        ==========      ======

For the six months ended June 30, 2002, 3,251,120 shares of convertible preferred stock was not included in the computation of diluted EPS and for the six months ended June 30, 2001, 3,487,286 shares of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

14.  OTHER EVENTS

The Company's common stock was delisted from the Nasdaq Stock Market by Nasdaq on May 3, 2002 due to the Company's failure to comply with certain Nasdaq listing requirements. For more information related to this matter, reference is made to the Company's Report on Form 8-K dated May 3, 2002.

Pursuant to a consulting agreement among Eric Stanton, Simon Worldwide and Simon Marketing, Mr. Stanton, a stockholder of the Company, provided consulting services to Simon Marketing in 2001 in exchange for $350,000. In the first quarter of 2002, the Company entered into an Amended Consulting Agreement and General Release ("Agreement") with Mr. Stanton. Pursuant to the terms of the Agreement, Mr. Stanton's consulting relationship with the Company terminated on June 30, 2002. Additionally, the Company received a full release from Mr. Stanton in connection with the Agreement, and the Company provided Mr. Stanton with a full release.

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

15.  SUBSEQUENT EVENTS

INVESTMENTS

During the third quarter of 2002, the Company received a final return of capital, totaling approximately $275, on an investment with a carrying value totaling approximately $525 as of December 31, 2001. A loss of approximately $250 was recorded in connection with this final distribution, included within loss from continuing operations during the third quarter of 2002.

SETTLEMENT OF OBLIGATIONS

During the third and fourth quarters of 2002, the Company negotiated settlements related to outstanding liabilities with additional suppliers. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payments and the outstanding obligations was recorded as a gain within discontinued operations, totaling approximately $1,094 and $2,390 during the third quarter and fourth quarter of 2002, respectively.

In connection with the discontinuance of the supermarket operations of Simon Marketing prior to its acquisition by the Company in 1997, the Company filed a lawsuit in 1993 against its former contractual partner. During 1998 the Company settled the litigation by entering into a Joint Business Arrangement with the defendant, at which time the Company made a cash payment and recorded a $2,900 accrual for the maximum potential liability under the agreement. During the third quarter of 2002, the Company paid approximately $2,175 to settle these obligations, resulting in a settlement gain of $725, recorded as a reduction to selling, general and administrative expenses within discontinued operations during the third quarter of 2002.

RELATED PARTY TRANSACTIONS

On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by the payment to Yucaipa of $1,500 and each party was released from further obligations thereunder. This payment was recorded as a related party expense within discontinued operations during the fourth quarter of 2002.

OTHER

In the fourth quarter of 2002, Cyrk, Inc. ("Cyrk") informed the Company that
Cyrk: (1) was suffering substantial financial difficulties, (2) may not be able to discharge its obligations secured by the Company's $4,200 letter of credit and (3) would be able to obtain a $2,500 equity infusion if it was able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 (extended to May 7,
2003) to pay the Company $1,500 in exchange for the Company's agreement to apply its $3,700 restricted cash to discharge Cyrk's obligations to Winthrop Resources Corporation ("Winthrop"), with any remainder to be turned over to Cyrk. The option provided that it could only be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and the Company obtaining all necessary third party consents, Cyrk and its subsidiaries providing the Company with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk exercises this option, the Company would incur a loss ranging from $2,200 to $3,700. Cyrk was unable to satisfy all conditions to the option, and it expired unexercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. (the "Company") as of and for the three and six months ended June 30, 2002 as compared to the same periods in the previous year. This discussion should be read in conjunction with the consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to the Company's 2001 Report on Form 10-K/A which is incorporated herein by reference.

GENERAL

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"), now known as Altria, Inc. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001 or arose subsequent to that date. As of December 31, 2001, the Company had 136 employees worldwide and had reduced its worldwide workforce to 9 employees as of December 31, 2002. See Notes 8 and 15 in the accompanying consolidated financial statements.

At June 30, 2002 and December 31, 2001, the Company had a stockholders' deficit of $14.0 million and $11.5 million, respectively and a net loss of $6.6 million and $19.1 million for the six months ended June 30, 2002 and 2001, respectively. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers and related legal matters at December 31, 2001, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, have been classified as discontinued operations for financial statement reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

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

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters as discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS

By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing all of its assets and settling its liabilities related to the promotions business. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. Continuing operations represent the direct costs required to maintain the Company's current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, space and facility costs and losses on certain investments. The Company's continuing operations and discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying consolidated financial statements and the notes thereto.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Selling, general and administrative expenses totaled $1.2 million in the second quarter of 2002 as compared to $.9 million in the second quarter of 2001, primarily due to an increase in insurance expense and Board of Director fees. Investment losses for the quarters ending June 30, 2002 and 2001 represents charges related to an other-than-temporary investment impairment associated with the Company's venture portfolio, totaling $10.0 million and $.3 million, respectively.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Selling, general and administrative expenses totaled $2.5 million in the first six months of 2002 as compared to $1.9 million for the same period in 2001, primarily due to increases in Board of Director and professional fees. Investment losses for the six months ending June 30, 2002 and 2001 represents charges related to an other-than-temporary investment impairment associated with the Company's venture portfolio, totaling $10.0 million and $.8 million, respectively.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales decreased $111.1 million to $0 in the second quarter of 2002 from $111.1 million in the second quarter of 2001. The decrease in the Company's net sales was primarily attributable to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Gross profit decreased $19.0 million to $0 in the second quarter of 2002 from $19.0 million in the second quarter of 2001. Gross profit as a percentage of net sales was 17.1% for the second quarter of 2001. The decrease in the Company's gross margin dollars is primarily attributable to effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $.4 million in the second quarter of 2002 as compared to $20.9 million in the second quarter of 2001. Selling, general, and administrative expenses of $.4 million include a settlement of lease and other obligations of $.9 million less than the amounts accrued. The Company's decreased spending was due principally to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements. In the second quarter of 2001, selling, general and administrative costs as a percentage of net sales was 18.8%.

During the three months ended June 30, 2002, the Company recorded a pre-tax net gain totaling approximately $.3 million associated with the loss of customers. Recoveries totaling ($.9 million) and other gains ($.8 million) were partially offset by professional fees ($1.1 million) and labor costs ($.3 million).

During 2002 the Company negotiated settlements related to outstanding liabilities with many of its suppliers on terms generally more favorable to the Company than required by the existing terms of the liabilities. The Company recorded gains totaling approximately $8.7 million during the second quarter of 2002 in connection with these settlements, included in Gains on Settlement of Obligations disclosed in Note 4.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net sales decreased $217.6 million to $0 in the first six months of 2002 from $217.6 million in the first six months of 2001. The decrease in the Company's net sales was primarily attributable to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Gross profit decreased $43.9 million to $0 in the first six months of 2002 from $43.9 million in the first six months of 2001. Gross profit as a percentage of net sales was 20.2% in the first six months of 2001. The decrease in the Company's gross margin dollars is primarily attributable to effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $4.6 million in the first six months of 2002 as compared to $50.2 million in the first six months of 2001. Selling, general, and administrative expenses of $4.6 million in the first six months of 2002 includes a settlement of lease and other obligations of $3.7 million less than the amounts accrued. The Company's decreased spending was due principally to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements. In the first six months of 2001, selling, general and administrative costs as a percentage of net sales was 23.1%.

During the six months ended June 30, 2002, the Company recorded a pre-tax net charge totaling approximately $1.6 million associated with the loss of customers (see Note 4). Charges totaling $5.4 million, primarily related to asset write-downs ($2.2 million), professional fees ($2.5 million), labor and other costs ($.7 million), were partially offset by a recoveries of certain assets that had been written off ($1.0 million) and other gains ($2.8 million).

During the six months ended June 30, 2002, the Company negotiated settlements related to outstanding liabilities with many of its suppliers. During this period, the Company also settled all of its outstanding domestic and international real estate and equipment lease obligations, except for one expired warehouse lease with approximately $.1 million of unpaid rent, and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payment and the outstanding obligations was recorded as a gain, totaling approximately $9.3 million relating to the settlement of vendor payables, included in Gain on Settlement of Obligations and $3.7 million relating to the settlement of lease and other obligations recorded as a reduction to selling, general, and administrative expenses disclosed in
Note 4 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section above, which have and will continue to have a substantial adverse impact on the Company's cash position, raise substantial doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken and will continue to take action to reduce its cost structure. The Company is focused on resolving all litigation matters in which it is a party and settling all claims and vendor payables. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of long-term assets and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

CONTINUING OPERATIONS

Working capital from continuing operations at June 30, 2002 was $11.7 million compared to $3.6 million at December 31, 2001. Net cash used in operating activities from continuing operations during 2002 totaled $2.0 million, primarily due to a loss from continuing operations of $12.5 million offset by a charge for impaired investments of $10.0 million and a decrease in prepaid expenses and other current assets of $.4 million. Net cash used in operating activities from continuing operations totaled $1.7 million during 2001, primarily due to a loss from continuing operations of $2.6 million partially offset by a charge for impaired investments of $.8 million.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2002 totaled $2.8 million, primarily relating to the establishment of the indemnification trust agreement during 2002. There were nominal investing activities during the six months ended 2001. There were also no financing activities from continuing operations during the six months ended June 30, 2002 and 2001.

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants. See notes to consolidated financial statements.

Restricted Cash included within continuing operations at June 30, 2002 totaled $8.1 million, primarily representing amounts deposited in an irrevocable trust discussed above and amounts deposited with lenders to satisfy the company's obligations pursuant to its standby letters of credit. Restricted cash within discontinued operations at December 31, 2001 primarily consisted of amounts deposited with lenders to satisfy the company's obligation pursuant to its standby letters of credit.

DISCONTINUED OPERATIONS

Working capital from discontinued operations at June 30, 2002 was $(1.7) million compared to $.9 million at December 31, 2001. Net cash provided by discontinued operations during the six months ended June 30, 2002 totaled $10.6 million, which was primarily due to net cash provided by investing activities of $6.6 million and a reallocation of funds, totaling approximately $20.8 million, between continuing and discontinued operations due to changes in minimum working capital requirements, partially offset by net cash used in operating activities of $15.5 million and net cash used in financing activities of $1.2 million.

Net cash used in discontinued operations during the six months ended June 30, 2001 totaled $17.1 million, which was primarily due to net cash provided by operating activities of $12.3 million, net cash used in investing activities of $1.3 million, net cash used in financing activities of $4.2 million and a reallocation of funds, totaling approximately $24 million, between continuing and discontinued operations due to changes in minimum working capital requirements.

Net cash used in operating activities of discontinued operations during the six months ended June 30, 2002 of $15.5 million primarily consisted of a gain on settlement of vendor payables of $9.3 million and gain on settlement of lease and other obligations of $3.7 million and a net decrease in working capital items of $12.6 million. These changes were partially offset by income from discontinued operations of $5.9 million, depreciation and amortization expense of $.4 million, a charge for impaired assets of $2.9 million and a foreign currency loss of $1.6 million. Net cash provided by operating activities of discontinued operations during the six months ended June 30, 2001 of $12.3 million primarily consisted of a net change in working capital items of $30.8 million, depreciation and amortization expense of $3.4 million, issuance of common stock related to acquisition agreement of $.6 million and non-cash restructuring charges totaling $4.6 million, partially offset by a change in deferred income taxes of $11.1 million and a loss from discontinued operations of $16.5 million .

Net cash provided by investing activities of discontinued operations during the six months ended June 30, 2002 of $6.6 million primarily consisted of a decrease in restricted cash of $5.9 million, proceeds from the sale of investments of $.1 million, and a $.7 million net change in other investments. Net cash used in investing activities during the six months ended June 30, 2001 of $1.3 million primarily consisted of $7.9 million related to the purchase of a marketable security, $2.1 million of property and equipment purchases, partially offset by a net change in other investments of $.3 million and $8.4 million of proceeds from the sale of the CPG business.

Net cash used in financing activities of discontinued operations during the six months ended June 30, 2002 of $1.2 million primarily consisted of repayments of short and long-term borrowings. Net cash used in financing activities of discontinued operations during 2001 of $4.2 million primarily consisted of $5.1 million related to repayments of short-term borrowings partially offset by $.2 million of proceeds from long-term obligations and $.6 million of proceeds from the issuance of common stock.

During 2002, the Company negotiated early terminations on many of its facility and non-facility operating leases, and has also negotiated settlements related to liabilities with many of its suppliers. As of June 30, 2002, approximately $18.3 million of the Company's recorded net liabilities have been settled. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations. See Note 8 to the accompanying consolidated financial statements.

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see notes to consolidated financial statements), the Company recorded a $5.0 million charge in the third quarter of 2001 to accelerate the recognition of contingent payment obligations (due in June 2002) arising from the acquisition of Simon Marketing in 1997. Pursuant to Separation, Settlement and General Release Agreements entered into during 2002 with former employees, the Company settled its contingent payment obligations for an amount less than its recorded liability. See notes to the accompanying consolidated financial statements.

In the fourth quarter of 2002, Cyrk informed the Company that it: (1) was suffering substantial financial difficulties, (2) may not be able to discharge its obligations secured by the Company's $4.2 million letter of credit and (3) would be able to obtain a $2.5 million equity infusion if it were able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 (extended to May 7,
2003) to pay the Company $1.5 million in exchange for the Company's agreement to apply its $3.7 million restricted cash to discharge Cyrk's obligations to Winthrop, with any remainder to be turned over to Cyrk. The option was only to be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and the Company obtaining all necessary third party consents, Cyrk and its subsidiaries providing the Company with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk were to exercise this option, the Company would incur a loss ranging from $2.2 million to $3.7 million. Cyrk was unable to satisfy all conditions to the option, and it expired unexercised.

Restricted cash included within discontinued operations at June 30, 2002 and December 31, 2001 totaled $0 million and $5.9 million, respectively, primarily consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

The Company's common stock was delisted from the Nasdaq Stock Market by Nasdaq on May 3, 2002 due to the Company's failure to comply with certain Nasdaq listing requirements. For additional information related to this matter, reference is made to the Company's report on Form 8-K dated May 3, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item. Part of the Company's discontinued operations consists of certain consolidated subsidiaries that are denominated in foreign currencies. As the assets of these subsidiaries are largely offset by liabilities, the Company is not materially exposed to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: Within 90 days before filing this Report, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Executive Committee, which has the responsibility for the role of chief executive officer of the Company, and Greg Mays, who has assumed the role of Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, the Company's disclosure controls were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See "Legal Actions Associated with the McDonald's Matter" located in Part I of this report on Form 10-Q for disclosure related to legal proceedings involving the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K

The Company filed a Report on Form 8-K dated June 6, 2002 with respect to engaging BDO Seidman, LLP as the Company's independent public accountants.

The Company filed a Report on Form 8-K dated August 14, 2002 with respect to the filing of its quarterly report on Form 10-Q for the quarter ending June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2003                     SIMON WORLDWIDE, INC.


                                        /s/ J. ANTHONY KOUBA
                                        ---------------------------
                                        J. Anthony Kouba
                                        Executive Committee Member
                                        (duly authorized signatory)

I, George G. Golleher, a member of the Executive Committee of the Board of Directors which has responsibility for the role of principal executive officer of the Company, certify that:

      1.    I have reviewed this report on Form 10-Q of the Company.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

            July 25, 2003               /s/ GEORGE G. GOLLEHER
                                        ------------------------------
                                        BY: George G. Golleher
                                            Executive Committee Member

I, J. Anthony Kouba, a member of the Executive Committee of the Board of Directors which has responsibility for the role of principal executive officer of the Company, certify that:

      1.    I have reviewed this report on Form 10-Q of the Company.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

            July 25, 2003               /s/ J. ANTHONY KOUBA
                                        ---------------------------------
                                        BY: J. Anthony Kouba
                                               Executive Committee Member

I, Greg Mays, principal financial officer of the Company, certify that:

      1.    I have reviewed this report on Form 10-Q of the Company.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

            July 25, 2003               /s/ GREG MAYS
                                        -------------------------------
                                        BY: Greg Mays
                                            Principal Financial Officer