Form 10-Q
period 2002-09-30
SIMON WORLDWIDE INC
filed 2003-07-29
CIK 864264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 2002

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

At June 30, 2003, 16,653,193 shares of the Registrant's common stock were outstanding.

                             SIMON WORLDWIDE, INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                                          PAGE NUMBER
          Item 1.       Financial Statements (Unaudited)

                        Consolidated Balance Sheets -
                        September 30, 2002 and December 31, 2001                               3

                        Consolidated Statements of Operations -
                        For the three and nine months ended
                        September 30, 2002 and 2001                                            4

                        Consolidated Statements of Comprehensive Income -
                        For the three and nine months ended
                        September 30, 2002 and 2001                                            5

                        Consolidated Statements of Cash Flows -
                        For the nine months ended September 30, 2002 and 2001                  6

                        Notes to Consolidated Financial Statements                           7-16

          Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                        17-21

          Item 3.       Quantitative and Qualitative Disclosures About Market Risk            21

          Item 4.       Controls and Procedures                                               21

PART II   OTHER INFORMATION

          Item 1.       Legal Proceedings                                                     22

          Item 6.       Exhibits and Reports on Form 8-K                                      22


          SIGNATURES                                                                         23-26

                         PART I - FINANCIAL INFORMATION

                             SIMON WORLDWIDE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (in thousands, except share data)

                                                                                     September 30,       December 31,
                                                                                          2002               2001
                                                                                     --------------     --------------
                                                             ASSETS
Current assets:
   Cash and cash equivalents                                                         $        2,189     $           --
   Restricted cash                                                                            8,140              2,868
   Prepaid expenses and other current assets                                                    291              1,077
   Assets from discontinued operations to be disposed of - current                           20,554             56,737
                                                                                     --------------     --------------
   Total current assets                                                                      31,174             60,682
   Property and equipment, net                                                                   81                124
   Investments                                                                                  500             10,500
   Other assets                                                                                 517                767
                                                                                     --------------     --------------
                                                                                             32,272             72,073
Assets from discontinued operations to be disposed of - non-current                           1,721              5,863
                                                                                     --------------     --------------
                                                                                     $       33,993     $       77,936
                                                                                     ==============     ==============

                                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable:
      Trade                                                                          $           51     $           20
      Affiliates                                                                                155                141
   Accrued expenses and other current liabilities                                               178                134
   Liabilities from discontinued operations - current                                        22,275             55,815
                                                                                     --------------     --------------
                                                                                             22,659             56,110
Liabilities from discontinued operations - non-current                                           --              6,785
                                                                                     --------------     --------------
                                                                                             22,659             62,895
Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 27,342 shares issued and outstanding at September 30, 2002 and 26,538 shares issued and outstanding
   at December 31, 2001, stated at redemption value of $1,000 per share                      27,342             26,538

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,653,193 shares issued and outstanding at September 30, 2002 and
      16,653,193 shares issued and outstanding at December 31, 2001                             167                167
   Additional paid-in capital                                                               138,500            135,966
   Retained deficit                                                                        (154,675)          (145,515)
   Accumulated other comprehensive loss:
      Cumulative translation adjustment                                                          --             (2,115)
                                                                                     --------------     --------------
Total stockholders' deficit                                                                 (16,008)           (11,497)
                                                                                     --------------     --------------
                                                                                     $       33,993     $       77,936
                                                                                     ==============     ==============

        The accompanying notes are an integral part of the consolidated financial statements.

                             SIMON WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                                 For the three months        For the nine months
                                                                                  ended September 30,        ended September 30,
                                                                                ----------------------      ----------------------
                                                                                  2002          2001          2002          2001
                                                                                --------      --------      --------      --------
Revenues                                                                        $     --      $     --      $     --      $     --

General and administrative expenses                                                1,068         1,419         3,614         3,286
Investment Losses                                                                    250           500        10,250         1,250
                                                                                --------      --------      --------      --------
Loss from continuing operations before income taxes                               (1,318)       (1,919)      (13,864)       (4,536)
Income tax provision                                                                  --            --            --            --
                                                                                --------      --------      --------      --------
Net loss from continuing operations                                               (1,318)       (1,919)      (13,864)       (4,536)
Income (loss) from discontinued operations, net of tax benefit                      (405)      (65,274)        5,522       (81,730)
                                                                                --------      --------      --------      --------
Net loss                                                                          (1,723)      (67,193)       (8,342)      (86,266)
Preferred stock dividends                                                            280           261           818           778
                                                                                --------      --------      --------      --------
Net loss available to common stockholders                                       $ (2,003)     $(67,454)     $ (9,160)     $(87,044)
                                                                                ========      ========      ========      ========

Loss per share from continuing operations available to common stockholders:
   Loss per common share - basic and diluted                                    $  (0.10)     $  (0.13)     $  (0.88)     $  (0.32)
                                                                                ========      ========      ========      ========
   Weighted average shares outstanding - basic and diluted                        16,653        16,652        16,653        16,389
                                                                                ========      ========      ========      ========

Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted                           $  (0.02)     $  (3.92)     $   0.33      $  (4.99)
                                                                                ========      ========      ========      ========
   Weighted average shares outstanding - basic and diluted                        16,653        16,652        16,653        16,389
                                                                                ========      ========      ========      ========

Net loss available to common stockholders:
   Loss per common share - basic and diluted                                    $  (0.12)     $  (4.05)     $  (0.55)     $  (5.31)
                                                                                ========      ========      ========      ========
   Weighted average shares outstanding - basic and diluted                        16,653        16,652        16,653        16,389
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

                             SIMON WORLDWIDE, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (in thousands)

                                                                  For the three months        For the nine months
                                                                   ended September 30,        ended September 30,
                                                                 ----------------------      ----------------------
                                                                   2002          2001          2002          2001
                                                                 --------      --------      --------      --------
Net loss                                                         $ (1,723)     $(67,193)     $ (8,342)     $(86,266)
Other comprehensive income (loss), before tax:
     Foreign currency translation adjustments                          --           343         2,115        (1,016)
     Unrealized holding gains (losses) arising during period           --        (7,404)           --         1,472
                                                                 --------      --------      --------      --------
Other comprehensive income (loss), before tax                          --        (7,061)        2,115           456
Income tax expense (benefit) related to items of
     other comprehensive income (loss)                                 --        (3,700)           --            94
                                                                 --------      --------      --------      --------
Other comprehensive income (loss), net of tax                          --        (3,361)        2,115           362
                                                                 --------      --------      --------      --------
Comprehensive loss                                               $ (1,723)     $(70,554)     $ (6,227)     $(85,904)
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

                             SIMON WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                   For the nine months
                                                                                   ended September 30,
                                                                                  ----------------------
                                                                                    2002          2001
                                                                                  --------      --------
Cash flows from operating activities:
   Net loss                                                                       $ (8,342)     $(86,266)
   Income (loss) from discontinued operations                                        5,522       (81,730)
                                                                                  --------      --------
   Loss from continuing operations                                                 (13,864)       (4,536)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                                  43            43
         Charge for impaired investments                                            10,250         1,500
   Increase (decrease) in cash from changes in working capital items:
         Prepaid expenses and other current assets                                     786           122
         Accounts payable                                                               45           (28)
         Accrued expenses and other current liabilities                                 44             9
                                                                                  --------      --------
Net cash used in operating activities                                               (2,696)       (2,890)
                                                                                  --------      --------

Cash flows from investing activities:
   Increase in restricted cash                                                      (5,272)           --
                                                                                  --------      --------
Net cash used in investing activities                                               (5,272)           --
                                                                                  --------      --------
Net cash provided by financing activities                                               --            --
                                                                                  --------      --------

Net used in continuing operations                                                   (7,968)       (2,890)
Net cash provided by (used in) discontinued operations                              10,157       (30,967)
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                                 2,189       (33,857)
Cash and cash equivalents, beginning of year                                            --        60,473
                                                                                  --------      --------
Cash and cash equivalents, end of period                                          $  2,189      $ 26,616
                                                                                  ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                    $     22      $    328
                                                                                  ========      ========
      Income taxes                                                                $     72      $    429
                                                                                  ========      ========
Supplemental non-cash investing activities:
   Issuance of additional stock related to acquisitions                           $     --      $  1,413
                                                                                  ========      ========
   Dividends paid in kind on mandatorily redeemable preferred stock               $    804      $    775
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

By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. During the second quarter of 2002, the discontinued activities of the Company, consisting of certain revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company's promotions business, have been classified as discontinued operations for financial statement reporting purposes. Prior period historical financial information, pertaining to the promotions business has been reclassified to discontinued operations (see Note
4).

The embezzlement by a former employee caused McDonald's Corporation ("McDonald's") and Philip Morris Incorporated ("Philip Morris", now known as Altria, Inc.), substantial customers, to terminate their relationships with the Company. See Note 2. The loss of these customers resulted in the Company no longer having a business. Prior to the loss of its customers, the Company had operated as a multi-national full service promotional marketing company. Substantially all of the Company's assets and liabilities are in the same business segment. The disposal of the Company's long-lived assets and settlement of its liabilities is ongoing and will continue throughout 2003 and possibly into 2004.

At September 30, 2002 and December 31, 2001, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 6.

The operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's and, to a lesser extent, Philip Morris. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001 or arose subsequent to that date (see Notes 5 and 8). As of December 31, 2001, the Company had 136 employees worldwide and had reduced its worldwide workforce to 9 employees as of December 31, 2002.

At September 30, 2002 and December 31, 2001, the Company had a stockholders' deficit of $16,008 and $11,497, respectively and a net loss of $8,342 and $86,266 for the nine months ended September 30, 2002 and 2001, respectively. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2001, the Company's independent public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing, Inc. ("Simon Marketing"), a subsidiary of the company, as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At September 30, 2002, the Company had no customer backlog as compared to $2,200 of written customer purchase orders at September 30, 2001. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

During the nine months ended September 30, 2002, the Company recorded a pre-tax net charge totaling approximately $3,569 associated with the loss of customers included as part of discontinued operations (see Note 4). Charges totaling $6,742, primarily related to asset write-downs ($2,388), professional fees ($3,531), labor and other costs ($823), were partially offset by recoveries of accounts receivable balances, totaling ($1,293), that had been written off in previous periods and other gains ($1,880).

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

On June 6, 2002, the Illinois Circuit Court issued a preliminary order approving the Boland Settlement and authorizing notice to the class. On August 28, 2002, the opt-out period pertaining thereto expired. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. Furthermore, actions may move forward in Canada and in certain of the cases asserting claims not involving the Jacobson theft. On January 3, 2003, the Illinois Circuit Court issued an order approving the Boland Settlement and overruling objections thereto and on April 8, 2003 a final order was issued approving plaintiffs' attorneys' fees in the amount of $2.8 million. Even if the Boland Settlement is approved and is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. Claims may also be asserted in Canada and by individuals whose claims do not involve the Jacobson theft if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51". The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 beginning on July 1, 2003. The Company does not anticipate that FIN No. 46 will materially affect its consolidated financial statements.

In June 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are manditorily redeemable through the transfer of the issuer's assets at a specified date or upon an event that is likely to occur; an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer to settle the obligation through the transfer of assets; an instrument that embodies an unconditional obligation; or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement on its consolidated financial statements.

4. DISCONTINUED OPERATIONS

As discussed in Note 1, by April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing all of its assets and settling its liabilities related to its promotions business. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. Continuing operations represent the direct costs required to maintain the Company's current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, space and facility costs and losses on certain investments.

Assets and liabilities from discontinued operations as of September 30, 2002 and December 31, 2001, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                                   September 30,       December 31,
                                                                       2002                2001
                                                                   -------------      --------------
Assets:
   Cash and cash equivalents                                       $      19,296      $       40,851
   Restricted cash                                                             0               5,865
   Investments                                                                 -                 152
   Accounts receivable:
      Trade, less allowance for doubtful accounts of $13,371
      at September 30, 2002 and $15,616 at December 31, 2001                 575               7,253
   Prepaid expenses and other current assets                                 683               2,616
                                                                   -------------      --------------
   Total current assets                                                   20,554              56,737
   Property and equipment, net                                                 -               2,690
   Other assets                                                            1,721               3,173
                                                                   -------------      --------------
   Assets from discontinued operations to be disposed of           $      22,275      $       62,600
                                                                   =============      ==============

Liabilities:
   Short-term borrowings                                            $         -        $       457
   Accounts payable:
      Trade                                                               9,907             21,491
      Affiliates                                                              -                 42
   Accrued expenses and other current liabilities                        12,368             31,381
   Accrued restructuring expenses                                             -              2,444
                                                                    ------------       -----------
   Total current liabilities                                             22,275             55,815
   Long-term obligations                                                      -              6,785
                                                                    ------------       -----------
   Liabilities from discontinued operations                         $    22,275        $    62,600
                                                                    ===========        ===========

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2002 and 2001, as disclosed in the accompanying consolidated financial statements, consists of the following:

                                                      For the three months          For the nine months
                                                       ended September 30,          ended September 30,
                                                   -------------------------     -------------------------
                                                      2002           2001           2002           2001
                                                   ----------     ----------     ----------     ----------
Net sales                                          $       --     $   93,819     $       --     $  311,413
Cost of sales                                              --         73,421             --        247,079
                                                   ----------     ----------     ----------     ----------
Gross profit                                               --         20,398             --         64,334
Selling, general and administrative expenses             (381)        18,266          4,221         68,426
Goodwill amortization expense                              --            454             --          1,574
Impairment of intangible asset                             --         46,671             --         46,671
Charges attributable to loss of significant
    customers, net                                      1,991             --          3,569             --
Severance, retention and other charges                     --          2,124             --          2,124
Gain on settlement of obligations                        (369)            --         (9,632)            --
Restructuring                                              --             --           (750)        20,212
                                                   ----------     ----------     ----------     ----------
Operating income (loss)                                (1,241)       (47,117)         2,592        (74,673)

Interest income                                          (100)          (533)          (306)        (1,756)
Interest expense                                           --             94             35            487
Other income                                             (736)        (4,048)           827         (4,048)
                                                   ----------     ----------     ----------     ----------
Income (loss) before income taxes                        (405)       (42,630)         2,036        (69,356)
Income tax provision (benefit)                             --         22,644         (3,486)        12,374
                                                   ----------     ----------     ----------     ----------
Net income (loss) from discontinued operations     $     (405)    $  (65,274)    $    5,522     $  (81,730)
                                                   ==========     ==========     ==========     ==========

5. ACCOUNTS RECEIVABLE

On November 13, 2001, the Company filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. During 2002, a settlement was reached resulting in a payment of $1,500 by Philip Morris to the Company. As this payment was in excess of the Company's net outstanding receivable due from Philip Morris, a gain of approximately $463 was recorded during the second quarter, included as a reduction to selling, general and administrative expenses within discontinued operations (see Note 4). During the second quarter of 2002, the Company also received payments, totaling approximately $877, relating to accounts receivable from other former customers that had been previously deemed to be uncollectible and written off during 2001. The Company also received $416 in connection with the termination of a retirement plan held by one of its foreign subsidiaries. These recoveries, totaling $1,293, have been recorded as reductions to Charges Attributable to Loss of Significant Customers within discontinued operations (see Note 4).

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

In June 2002, certain events occurred which indicated an impairment of its investment in Alliance Entertainment Corp. ("Alliance"), an indirect investment through a limited liability company that is controlled by The Yucaipa Companies ("Yucaipa"), an affiliate of the Company. This investment had a carrying value of $10,000 at December 31, 2001. Yucaipa is believed to be indirectly a significant shareholder in Alliance, which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. The Company recorded a pre-tax non-cash charge of $10,000 in June 2002 to write-down its investment, included in Investment Losses as part of continuing operations in the accompanying consolidated financial statements. For the years ended December 31, 2001 and December 31, 2000, the Company also recorded impairment charges of $1,500 and $2,500, respectively, related to other investments in affiliate-controlled entities. During the third quarter of 2002, the Company received a final return of capital, totaling approximately $275, on an investment with a carrying value totaling approximately $525 as of December 31, 2001. A loss of approximately $250 was recorded in connection with this final distribution, included in Investment Losses as part of continuing operations in the accompanying consolidated financial statements.

While the Company will continue to periodically evaluate its Internet-related investments, there can be no assurance that the companies in which it has invested will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

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

Restricted Cash at September 30, 2002 and December 31, 2001 included $5,380 and $6,228, respectively, consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. The balance of Restricted Cash as of September 30, 2002 primarily represents $2,700 deposited in an irrevocable trust included in continuing operations. See
Note 12.

8. SETTLEMENT OF OBLIGATIONS

During the nine months ended September 30, 2002 the Company negotiated settlements related to outstanding liabilities with many of its suppliers. During this period, the Company also settled all of its outstanding domestic and international real estate and equipment lease obligations, except for one expired warehouse lease with approximately $70 of unpaid rent, and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payments and the outstanding obligations was recorded as a gain, totaling approximately $14,065, included in Gain on Settlement of Obligations within discontinued operations (see Note 4). See also
Note 15.

9. TAX LIABILITIES

Accrued Expenses as of December 31, 2001 included a tax accrual totaling approximately $3,486. An audit by the Internal Revenue Service covering the tax years 1996 through 2000 was in process during 2002. Based on the Company filing its 2001 tax return in September 2002 and preliminary discussions with the IRS, management believed that the Company had no additional tax obligations. Therefore, the aforementioned accrual was reversed during 2002 through Income Tax Provision (Benefit) disclosed in Note 4.

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

                     BALANCE AT JANUARY 1, 2001        $     --
                     Restructuring provision             20,212
                     Non-cash asset write-downs          (8,874)
                     Employee termination costs
                       and other cash payments           (9,340)
                                                       --------
                     BALANCE AT DECEMBER 31, 2001         1,998
                     Employee termination costs
                       and other cash payments           (1,544)
                     Non-cash asset write-downs            (150)
                     Accrual reversal                      (304)
                                                       --------
                     BALANCE AT SEPTEMBER 30, 2002     $     --
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

                  BALANCE AT JANUARY 1, 2001        $  1,193
                  Employee termination costs
                    and other cash payments             (657)
                  Non-cash asset write-downs             (90)
                  BALANCE AT DECEMBER 31, 2001           446
                  Accrual reversal                      (446)
                                                    --------
                  BALANCE AT SEPTEMBER 30, 2002     $     --
                                                    ========

11. CONTINGENCIES

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see Note 2), the Company had recorded a $5,042 charge in the third quarter 2001 to accelerate the recognition of contingent payment obligations (due in June 2002) arising from the acquisition of Simon Marketing in 1997. This obligation was recorded as a charge to Additional Paid in Capital during 2001. Pursuant to Separation, Settlement and General Release Agreements entered into during 2002, the Company paid approximately $1,996 to settle these obligations, resulting in an adjustment of approximately $2,994, was recorded as Additional Paid in Capital during the second quarter of 2002.

12.  INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust") which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2,700. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2,700) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in Restricted Cash within continuing operations in the accompanying consolidated balance sheet as of September 30, 2002.

13.  EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by SFAS No. 128, "Earnings per Share" (in thousands, except share data):

                                                                   For the Three Months Ended September 30,
                                                                 2002                                    2001
                                                -------------------------------------   -------------------------------------
                                                  Income        Shares      Per Share     Income        Shares      Per Share
                                                (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                                -----------  -------------  ---------   -----------  -------------  ---------
Basic and diluted EPS:
   Loss from continuing operations              $   (1,318)                             $   (1,919)
   Preferred stock dividends                           280                                     261
                                                ----------                              ----------
   Loss from continuing operations available
      to common stockholders                        (1,598)    16,653,193   $   (0.10)      (2,180)    16,651,796   $  (0.13)
                                                ==========     ==========   =========   ==========     ==========   ========
   Income (loss) from discontinued operations         (405)    16,653,193   $   (0.02)     (65,274)    16,651,796   $  (3.92)
                                                ==========     ==========   =========   ==========     ==========   ========

   Net loss                                         (1,723)                                (67,193)
   Preferred stock dividends                           280                                     261
                                                ----------                              ----------
   Net loss available to common stockholders    $   (2,003)    16,653,193   $   (0.12)  $  (67,454)    16,651,796   $  (4.05)
                                                ==========     ==========   =========   ==========     ==========   ========

For the three months ended September 30, 2002 and 2001, 3,299,930 shares of convertible preferred stock and 3,319,482 shares of convertible preferred stock and common stock equivalents, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                                    For the Nine Months Ended September 30,
                                                                 2002                                    2001
                                                -------------------------------------   -------------------------------------
                                                  Income        Shares      Per Share     Income        Shares      Per Share
                                                (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                                                -----------  -------------  ---------   -----------  -------------  ---------
Basic and diluted EPS:
   Loss from continuing operations              $  (13,864)                             $   (4,536)
   Preferred stock dividends                           818                                     778
                                                ----------                              ----------
   Loss from continuing operations available
      to common stockholders                       (14,682)    16,653,193   $   (0.88)      (5,314)    16,388,641   $  (0.32)
                                                ==========     ==========   =========   ==========     ==========   ========
   Income (loss) from discontinued operations        5,522     16,653,193   $    0.33      (81,730)    16,388,641   $  (4.99)
                                                ==========     ==========   =========   ==========     ==========   ========

   Net loss                                         (8,342)                                (86,266)
   Preferred stock dividends                           818                                     778
                                                ----------                              ----------
   Net loss available to common stockholders    $   (9,160)    16,653,193   $   (0.55)  $  (87,044)    16,388,641   $  (5.31)
                                                ==========     ==========   =========   ==========     ==========   ========

For the nine months ended September 30, 2002, 3,267,569 shares of convertible preferred stock were not included in the computation of diluted EPS and for the nine months ended September 30, 2001, 3,451,351 shares of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies, were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

15. SUBSEQUENT EVENTS

SETTLEMENT OF OBLIGATIONS

During the fourth quarter of 2002, the Company negotiated settlements related to outstanding liabilities with additional suppliers. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payment and the outstanding obligations was recorded as a gain within discontinued operations, totaling approximately $2,390, during the fourth quarter.

RELATED PARTY TRANSACTIONS

On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by agreement of the parties and a payment was made to Yucaipa of $1,500 and each party was released from further obligations thereunder. This payment was recorded as a related party expense within discontinued operations during the fourth quarter of 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. ("the Company") as of and for the three and nine months ended September 30, 2002 as compared to the same periods in the previous year. This discussion should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q.

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

At September 30, 2002 and December 31, 2001, the Company had a stockholders' deficit of $16.0 million and $11.5 million, respectively and a net loss of $8.3 million and $86.3 million for the nine months ending September 30, 2002 and 2001, respectively. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers, and related legal matters at December 31, 2001, the Company's independent public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business were classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

Until the unanticipated events of August 2001 occurred, the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, respectively, of total net sales in 2001

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Selling, general and administrative expenses totaled $1.1 million in the third quarter of 2002 as compared to $1.4 million in the third quarter of 2001, primarily due to decreases in Board of Director fees and labor costs. Investment losses for the quarters ending September 30, 2002 and 2001 represents charges related to an other-than-temporary investment impairment associated with the Company's venture portfolio, totaling $.3 million and $.5 million, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Selling, general and administrative expenses totaled $3.6 million in the first nine months of 2002 as compared to $3.3 million for the same period in 2001, primarily due to increases in Board of Director and insurance expense. Investment losses for the nine months ending September 30, 2002 and 2001 represents charges related to an other-than-temporary investment impairment associated with the Company's venture portfolio, totaling $10.3 million and $1.3 million, respectively.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales decreased $93.8 million to $0 in the third quarter of 2002 from $93.8 million in the third quarter of 2001. The decrease in the Company's net sales was primarily attributable to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Gross profit decreased $20.4 million to $0 in the third quarter of 2002 from $20.4 million in the third quarter of 2001. Gross profit as a percentage of net sales was 21.7% in the third quarter of 2001. The decrease in the Company's gross margin dollars is primarily attributable to effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $(.4) million in the third quarter of 2002 as compared to $18.3 million in the third quarter of 2001. Selling, general and administrative expenses in the third quarter of 2002 of $(.4) million include a settlement of lease and other obligations of $.4 million less than the amounts accrued. The Company's decreased spending was due principally to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements. In the third quarter of 2001, selling, general and administrative expenses as a percentage of net sales was 19.5%.

During the three months ended September 30, 2002, the Company recorded a pre-tax net charge totaling approximately $2.0 million associated with the loss of customers. These charges were primarily related to asset write-downs ($.2 million), professional fees ($1.0 million) and labor and other costs ($.8 million).

During the three months ended September 30, 2002, the Company negotiated settlements related to outstanding liabilities with many of its suppliers on terms generally more favorable to the Company than required by the existing terms of the liabilities. The Company recorded gain totaling approximately $1.1 million during the third quarter of 2002 in connection with these settlements, included in Gains on Settlement of Obligations in Note 4 to the accompanying consolidated financial statements.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales decreased $311.4 million to $0 in the first nine months of 2002 from $311.4 million in the first nine months of 2001. The decrease in the Company's net sales was primarily attributable to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Gross profit decreased $64.3 million to $0 in the first nine months of 2002 from $64.3 million in the first nine months of 2001. Gross profit as a percentage of net sales was 20.6% in the first nine months of 2001. The decrease in the Company's gross margin dollars is primarily attributable to effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $4.2 million in the first nine months of 2002 as compared to $68.4 million in the first nine months of 2001. Selling, general, and administrative expenses for the first nine months of 2002 of $4.2 million includes a settlement of lease and other obligations of $4.5 million less than the amounts accrued. The Company's decreased spending was due principally to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements. In the first nine months of 2001, selling, general and administrative expenses as a percentage of net sales was 22.0%.

During the nine months ended September 30, 2002, the Company recorded a pre-tax net charge totaling approximately $3.6 million associated with the loss of customers (see Note 4). Charges totaling $6.7 million, primarily related to asset write-downs ($2.4 million), professional fees ($3.5 million), labor and other costs ($.8 million), were partially offset by a recoveries of certain assets, totaling ($1.3 million), that had been written off and included in the 2001 charges attributable to the loss of significant customers and other gains ($1.8 million).

During the nine months ended September 30, 2002 the Company negotiated settlements related to outstanding liabilities with many of its suppliers. During this period, the Company also settled all of its outstanding domestic and international real estate and equipment lease obligations, except for one expired warehouse lease with approximately $.1 million of unpaid rent, and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payment and the outstanding obligations was recorded as a gain, totaling approximately $9.6 million related to the settlement of vendor payables included in Gain on Settlement of Obligations and $4.5 million related to the settlement of lease and other obligations recorded as a reduction to selling, general, and administrative expenses disclosed in
Note 4 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section above, which have and will continue to have a substantial adverse impact on the Company's cash position, raise substantial doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken and will continue to take action to reduce its cost structure. The Company is focused on resolving all litigation matters in which it is a party and settling all claims and vendor payables. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of long-term assets and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing of its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decisions on which course of action to take.

CONTINUING OPERATIONS

Working capital from continuing operations at September 30, 2002 was $10.2 million compared to $3.6 million at December 31, 2001. Net cash used in operating activities from continuing operations during the nine months ending September 30, 2002 totaled $2.7 million, primarily due to a loss from continuing operations of $13.9 million partially offset by a charge for impaired investments of $10.3 million and a decrease in prepaid expenses and other current assets of $.8 million. Net cash used in operating activities from continuing operations totaled $2.9 million during 2001, primarily due to a loss from continuing operations of $4.5 million partially offset by a charge for impaired investments of $1.5 million.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2002 totaled $2.8 million, primarily relating to the establishment of the indemnification trust agreement during 2002. There were no investing activities during the nine months ended September 2001. There were also no financing activities from continuing operations during the nine months ended September 30, 2002 and 2001.

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

Restricted cash included within continuing operations at September 30, 2002 totaled $8.1 million, primarily representing amounts deposited in an irrevocable trust discussed above and amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit. Restricted cash within continuing operations at December 31, 2001 of $2.9 million primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

DISCONTINUED OPERATIONS

Working capital from discontinued operations at September 30, 2002 was $(1.7) million compared to $.9 million at December 31, 2001. Net cash provided by discontinued operations during the nine months ended September 30, 2002 totaled $10.2 million, which was primarily due to net cash provided by investing activities of $6.6 million and a reallocation of funds, totaling approximately $21.6 million, between continuing and discontinued operations due to changes in minimum working capital requirements, partially offset by net cash used in operating activities of $16.5 million and net cash used in financing activities of $1.5 million.

Net cash used in discontinued operations during the nine months ended September 30, 2001 totaled $31.0 million, which was primarily due to net cash used in operating activities of $5.2 million, net cash provided by investing activities of $5.1 million, net cash used in financing activities of $4.3 million and a reallocation of funds, totaling approximately $26.4 million, between continuing and discontinued operations due to changes in minimum working capital requirements.

Net cash used in operating activities of discontinued operations during the nine months ended September 30, 2002 of $16.5 million primarily consisted of a net change in working capital items of $11.3 million and gain on settlement of vendor payables of $9.6 million and settlement of lease and other obligations of $4.5 million, partially offset by income from discontinued operations of $5.5 million and charges for impaired assets of $2.9 million. Net cash used in operating activities of discontinued operations during the nine months ended September 30, 2001 of $5.2 million primarily consisted of a loss from discontinued operations of $81.7 million, a gain on sale of investments of $4.0 million, partially offset by bad debt expense of $2.9 million, a decrease in deferred tax assets of $11.8 million, a charge for impaired assets of $46.9 million, non-cash restructuring charges of $8.9 million, depreciation and amortization expense of $4.3 million and a net reduction in working capital items of $5.3 million.

Net cash provided by investing activities of discontinued operations during the nine months ended September 30, 2002 of $6.6 million primarily consisted of a decrease in restricted cash of $5.9 million, proceeds from the sale of investments of $.1 million, and a $.7 million net change in other investments. Net cash provided by investing activities during the nine months ended September 30, 2001 of $5.1 million primarily consisted of proceeds from the sale of investments and the CPG division of $7.5 million and $8.4 million, respectively, partially offset by $2.9 million of property and equipment purchases and purchases of investments totaling $7.9 million.

Net cash used in financing activities of discontinued operations during the nine months ended September 30, 2002 of $1.5 million primarily consisted of repayments of short and long-term borrowings. Net cash used in financing activities of discontinued operations during the nine months ended September 30, 2001 of $4.3 million primarily consisted of $5.1 million related to repayments of short-term borrowings partially offset by $.1 million of proceeds from long-term obligations and $.6 million of proceeds from the issuance of common stock.

During 2002, the Company negotiated early terminations on many of its facility and non-facility operating leases, and has also negotiated settlements related to liabilities with many of its suppliers. As of September 30, 2002, approximately $21.7 million of the Company's recorded net liabilities have been settled. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations. See Note 8 to the accompanying consolidated financial statements.

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

Restricted cash included within discontinued operations at September 30, 2002 and December 31, 2001 totaled $0 million and $5.9 million, respectively, primarily consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed herewith:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K dated June 6, 2002 with respect to engaging BDO Seidman LLP as the Company's independent public accountants.

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

Date: July 25, 2003                                  SIMON WORLDWIDE, INC.


                                                    /s/ J. ANTHONY KOUBA
                                                    --------------------
                                                    J. Anthony Kouba
                                                    Executive Committee Member
                                                    (duly authorized signatory)

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

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the Company and we have:

            a.) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

            b.) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to filing this quarterly report (the "Evaluation Date"); and

            c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Directors:

            a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the Company and we have:

            a.) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

            b.) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to filing this quarterly report (the "Evaluation Date"); and

            c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Directors:

            a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            July 25, 2003                         /s/ J. ANTHONY KOUBA
                                                  ------------------------------
                                                  BY: J. Anthony Kouba
                                                      Executive Committee Member

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

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the Company and we have:

            a.) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

            b.) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to filing this quarterly report (the "Evaluation Date"); and

            c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Directors:

            a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

            b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            July 25, 2003                        /s/ GREG MAYS
                                                 -------------------------------
                                                 BY: Greg Mays
                                                     Principal Financial Officer