Form 10-K
period 2002-12-31
SIMON WORLDWIDE INC
filed 2003-07-29
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________to________________________

                         Commission file number: 0-21878

                              SIMON WORLDWIDE, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                         (State or other jurisdiction of
                                incorporation or
                                  organization)

                                   04-3081657
                                (I.R.S. Employer
                               Identification No.)

                             1888 CENTURY PARK EAST
                          LOS ANGELES, CALIFORNIA 90067

                    (Address of principal executive offices)

                                 (310) 552-6800
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

       Title of each class      Name of each exchange on which registered
       -------------------      -----------------------------------------
       COMMON STOCK, $0.01                       NONE
       PAR VALUE PER SHARE

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

At June 30, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was $1,398,615.

At June 30, 2003, 16,653,193 shares of the registrant's common stock were outstanding.

                                     PART I

NOTE: FOR THE REASONS DESCRIBED UNDER ITEM 15(A)1 FINANCIAL STATEMENTS, THE
      CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT FOR THE YEAR ENDED DECEMBER 31, 2000 CONTAINED IN THIS REPORT ARE UNAUDITED AND, AS SUCH, DO NOT COMPLY WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934.

ITEM 1. BUSINESS.

GENERAL

In August 2001, Simon Worldwide, Inc. ("Simon Worldwide" or "the Company") experienced the loss of its two largest customers: McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"), now known as Altria Inc. (see Loss of Customers, Resulting Events and Going Concern section below). Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at that time or arose subsequent to that date. As of December 31, 2002, the Company had reduced its worldwide workforce to 9 employees from 136 employees as of December 31, 2001.

At December 31, 2002, the Company had a stockholders' deficit of $17,225,000. For the year ended December 31, 2002, the Company had a net loss of $9,286,000. The Company continues to incur losses in 2003 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of its major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

By April 2002, the Company effectively eliminated a majority of its ongoing operations and was in the process of disposing its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Item 3. Legal Proceedings. To date, the Board of Directors has made no decision on which course of action to take.

Until the unanticipated events of August 2001 occurred, Simon Worldwide, a Delaware corporation that was founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8% and 65% and 9% of total net sales in 2001 and 2000, respectively. The Company had no sales during 2002.

Beginning in 1996, the Company grew as a result of a series of acquisitions of companies engaged in the corporate catalog and advertising specialty segment of the promotions industry. Certain of these acquired companies operated within the Company's Corporate Promotions Group ("CPG") and had a history of disappointing financial results. As a result, the Company sold these businesses in February of 2001 (see 2001 Sale of Business section below).

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

In May 2000, Simon Worldwide announced that it would restructure the Company by integrating and streamlining the operations of its Custom Product and Licensing group, its division that provided custom designed products for large consumer promotions, and its CPG division into one product-focused business unit. As a result of the subsequent February 2001 sale of its integrated CPG business, the Company implemented a second quarter 2001 restructuring plan with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model for the remaining business.

LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8% and 65% and 9% of total net sales in 2001 and 2000, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At December 31, 2002 and 2001, Simon Worldwide had no customer backlog as compared to $236.9 million of written customer purchase orders at December 31, 2000. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre-tax charges totaling approximately $80.3 million in 2001. These charges relate principally to the write-down of goodwill attributable to Simon Marketing ($46.7 million) and to a substantial reduction of its worldwide infrastructure, including asset write-downs ($22.4 million), lump-sum severance costs associated with the termination of approximately 377 employees ($6.3 million), lease cancellations ($1.8 million), legal fees ($1.7 million) and other costs associated with the McDonald's and Philip Morris matters ($1.4 million). During 2002, the Company also recorded a pre-tax net charge totaling approximately $4.6 million associated with the loss of customers. Charges totaling $8.6 million, primarily related to asset write-downs ($3.6 million), professional fees ($4.3 million), labor and other costs ($.7 million), were partially offset by recoveries of certain assets, totaling $1.3 million (see note 6 of notes to consolidated financial statements), that had been written off and included in the 2001 charges attributable to the loss of significant customers, and other gains ($2.7 million).

In order to induce their continued commitment to provide vital services to the Company in the wake of the events of August 2001, in the third quarter of 2001 the Company entered into retention arrangements with its Chief Executive Officer, each of the three non-management members of the Company's Board of Directors (the "Board") and key members of management of Simon Marketing (which are described below). As a further inducement to the Company's directors to continue their services to the Company, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. (See notes to consolidated financial statements.) Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee, which the Company is unable to pay. These arrangements, and the severance arrangements described below, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors.

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

On August 28, 2001, the Company entered into retention letter agreements with each of Messrs. Golleher and Kouba and Joseph Bartlett, then the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150,000 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside of Board and committee meetings (for which they were paid $2,000 per meeting in accordance with existing Company policy). These agreements, including the hourly rate for services, have subsequently been replaced by Executive Services Agreements dated May 30, 2003. See Item 11. Executive Compensation.

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provided for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments of up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. The terms of these agreements were generally consistent with the terms of the employees' prior retention agreements. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements were approximately $3.1 million. Approximately $1.7 million of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and were released back to the Company in 2002 when all such retention and severance payments were made to these applicable employees.

LEGAL ACTIONS ASSOCIATED WITH THE MCDONALD'S MATTER

See Item 3. Legal Proceedings.

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters as discussed in Item 3. below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Item 3. Legal Proceedings. To date, the Board of Directors has made no decision on which course of action to take. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated August 21, 2001, September 17, 2001 and March 18, 2002.

1999 EQUITY INVESTMENT

In November 1999, Overseas Toys L.P., an affiliate of the Yucaipa Companies ("Yucaipa"), a Los Angeles-based investment firm, invested $25 million into the Company in exchange for 25,000 shares of a new series A convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and a warrant to purchase an additional 15,000 shares of series A convertible preferred stock (initially convertible into 1,666,667 shares of Company common stock). The net proceeds ($20.6 million) from this transaction, which was approved by Simon Worldwide's stockholders, were used for general corporate purposes. As of December 31, 2002, assuming conversion of all of the convertible preferred stock, Overseas Toys L.P. would own approximately 16% of the then outstanding common shares. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Overseas Toys L.P. would own a total of approximately 23% of the then outstanding common shares.

In connection with the investment, Simon Worldwide's Board of Directors was increased to seven and three designees of Yucaipa, including Yucaipa's managing partner, Ronald W. Burkle, were elected to Simon Worldwide's board and Mr. Burkle was elected chairman. Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick Brady, Allan Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton have agreed to vote all of the shares beneficially held by them to elect the three members nominated by Yucaipa. Mr. Burkle and Erika Paulson, a Yucaipa representative on the Board of Directors, subsequently resigned from Simon Worldwide's Board of Directors in August 2001, one day after the Company's receipt of the notice of termination by McDonald's.

Additionally, in November 1999, the Company entered into a Management Agreement with Yucaipa whereby Yucaipa agreed to provide Simon Worldwide with management and consultation services in exchange for a fee of $500,000 per year for a term of five (5) years which would automatically renew unless either party elected in advance not to renew in which case, under the terms of the agreement, a $2.5 million termination fee was due. On October 17, 2002, the Management Agreement was terminated and a payment was made to Yucaipa of $1.5 million and each party was released from further obligations thereunder. See Item 13. Certain Relationships and Related Transactions and notes to consolidated financial statements.

2000 RESTRUCTURING

In May 2000, the Company announced that it would implement a plan to restructure its operations by integrating and streamlining its traditional promotional products business into one product-focused business unit. As a result of the restructuring plan, the Company eliminated 85 positions or 7% of its domestic workforce and recorded a 2000 pre-tax charge to operations of approximately $5.7 million principally for involuntary termination costs, asset write-downs and the settlement of lease obligations. The restructuring plan was substantially complete by the end of 2000, and was terminated with respect to the CPG business as a result of the February 2001 sale of CPG. See notes to consolidated financial statements.

2001 SALE OF BUSINESS

In February 2001, the Company sold its CPG business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt. Two million three hundred thousand dollars ($2,300,000) of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. The 2000 financial statements reflected this transaction and included a pre-tax charge recorded in the fourth quarter of 2000 of $50.1 million due to the loss on the sale of the CPG business, $22.7 million of which was associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $49.0 million or $3.07 per share. Net sales in 2000 attributable to the CPG business were $146.8 million, or 19% of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were $17.7 million, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were $33.6 million, or 19% of consolidated Company revenues. CPG was engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("Marketing Incentives") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Cyrk purchased from the Company (i) all of the outstanding capital stock of Cyrk Acquisition Corp. ("CAC"), successor to the business of Marketing Incentives, and Tonkin, each a wholly owned subsidiary of the Company, (ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Cyrk assumed certain liabilities of the CPG business as specified in the Purchase Agreement and all of the assets and liabilities of CAC and Tonkin and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name, Cyrk, to the buyer. Cyrk extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Cyrk and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents. The sale of CPG effectively terminated the restructuring effort announced by the Company in May 2000 with respect to the CPG business.

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

The $4.2 million letter of credit provided by the Company supports Cyrk's obligations to Winthrop Resources Corporation. This letter of credit is secured, in part, by $3.7 million of restricted cash of the Company. Cyrk had previously agreed to indemnify the Company if Winthrop made any draw under this letter of credit. These letters of credit have annual expirations until the underlying obligation is satisfied.

In the fourth quarter of 2002, Cyrk informed the Company that it (1) was suffering substantial financial difficulties, (2) may not be able to discharge its obligations secured by the Company's $4.2 million letter of credit and (3) would be able to obtain a $2.5 million equity infusion if it were able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 (extended to May 7,
2003) to pay the Company $1.5 million in exchange for the Company's agreement to apply its $3.7 million restricted cash to discharge Cyrk's obligations to Winthrop, with any remainder to be turned over to Cyrk. The option was only to be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and Simon obtaining all necessary third party consents, Cyrk and its subsidiaries providing Simon with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk were to exercise this option, the Company would incur a loss ranging from between $2.2 million to $3.7 million. Cyrk was unable to satisfy all conditions to the option, and it expired unexercised.

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

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to the consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the United Kingdom business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). Total cash outlays related to restructuring activities were approximately $12.9 million during 2000 and 2001. The restructuring plan was substantially complete by the end of 2001. See notes to consolidated financial statements.

ITEM 2.  PROPERTIES.

As a result of the loss of its two major customers in 2001, the Company has taken action to significantly reduce its worldwide infrastructure and its global property commitments. During 2002, the Company negotiated early terminations of all its domestic, Asian and European office, warehouse and distribution facility leases and settled all of its outstanding remaining real estate lease obligations, except for approximately $70,000 of unpaid rent. During 2002, the Company has made aggregate payments totaling approximately $2.9 million related to the early termination of these leases. See notes to consolidated financial statements.

In May 2002, the Company entered into an 18-month lease agreement for 4,675 square feet of office space in Los Angeles, California (with a monthly rent of approximately $8,600) into which it has relocated its remaining scaled-down operations. For a summary of the Company's minimum rental commitments under all noncancelable operating leases as of December 31, 2002, see notes to consolidated financial statements.

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

As a result of this lawsuit, PWC resigned as the Company's independent public accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002 filed with the Company's original 2001 Annual Report on Form 10-K. PWC has also indicated that it is unable to re-issue an audit report covering the Company's statement of operations for the year ended December 31, 2000 that have been reclassified for disclosure of discontinued operations. See Item 15(a)1. Financial Statements. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 financial statements which also precludes it from performing any additional audit procedures in the current period in connection with the reclassified 2000 financial statements. The Company does not believe that PWC's independence was impaired. On June 6, 2002, the Company engaged BDO Seidman, LLP as the Company's new independent public accountants.

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated April 17, 2002, and June 6, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until May 3, 2002, the Company's stock traded on The Nasdaq Stock Market under the symbol SWWI. On May 3, 2002, Company's stock was delisted from the Nasdaq Stock Market by Nasdaq due to Simon Worldwide's failure to comply with certain Nasdaq listing requirements. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported by Nasdaq until May 3, 2002 and thereafter on the over-the-counter market as reported in the Pink Sheets. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                 2002                         2001
                         -------------------          -------------------
                          High          Low            High          Low
                         ------        -----          ------        -----
First Quarter            $0.17         $0.13           $4.13        $2.00
Second Quarter            0.13          0.04            2.99         1.72
Third Quarter             0.12          0.08            3.34         0.16
Fourth Quarter            0.12          0.06            0.37         0.09

As of June 30, 2003, the Company had approximately 402 holders of record (representing approximately 5,500 beneficial owners) of its common stock. The last reported sale price of the Company's common stock on June 30, 2003 was $.06.

The Company has never paid cash dividends, other than Series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

ITEM 6. SELECTED FINANCIAL DATA

By April 2002, the Company had effectively eliminated a majority of its operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations. The selected financial data for prior periods has been reclassified to conform to current period presentation. The following selected financial data should be read in conjunction Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                                                                             For the Years Ended December 31,
                                                        -----------------------------------------------------------------------
                                                                                       (unaudited)    (unaudited)    (unaudited)
Selected Income Statement Data:                             2002            2001           2000           1999          1998   (6)
                                                        -----------      ---------      ---------      ---------      ---------
                                                                          (In thousands, except per share data)
Continuing Operations:
   Net Sales                                            $        --      $      --      $      --      $      --      $      --
   Net Income (loss)                                        (15,406)        (7,916)        (8,179)        (2,954)        (2,675)
   Earnings (loss) per common share available
         to common shareholders - basic and diluted           (0.99)         (0.54)         (0.57)         (0.20)         (0.18)
Discontinued Operations:
   Net Sales                                            $        --      $ 324,040      $ 768,450      $ 988,844      $ 757,753

   Net Income (loss)                                          6,120       (114,429)(2)    (61,536)(3)     14,090(4)        (341)(5)
   Earnings (loss) per common share available
            to common shareholders - basic and diluted         0.37(1)       (6.95)(2)      (3.85)(3)       0.90(4)       (0.02)(5)

                                                          December 31,
                                   --------------------------------------------------------
                                                         (unaudited) (unaudited) (unaudited)
Selected Balance Sheet Data:         2002       2001         2000        1999        1998
                                   --------   --------     --------    --------    --------
                                                          (In thousands)

   Total Assets                      26,440     77,936      252,436     369,148     337,341
   Long-term obligations                 --      6,785        6,587       9,156      12,099
   Redeemable preferred stock        27,616     26,538       25,500      25,000          --
   Stockholder's (deficit) equity  $(17,225)  $(11,497)    $116,176    $186,077    $177,655

(1) Includes $4,574 of pre-tax charges attributable to loss of significant customers and $12,023 of pre-tax net gain on settlement of vendor payables and $4,432 on settlement of lease and other obligations. See notes to consolidated financial statements.

(2) Includes $46,671 of pre-tax impairment of intangible asset, $33,644 of pre-tax charges attributable to loss of significant customers and $20,212 of pre-tax restructuring and nonrecurring charges. See notes to consolidated financial statements.

(3) Includes $50,103 of pre-tax loss on sale of business and $6,395 of pre-tax restructuring and nonrecurring charges. See notes to consolidated financial statements.

(4) Includes $1,675 of pre-tax nonrecurring charges. See notes to consolidated financial statements.

(5)   Includes $15,288 of pre-tax restructuring and nonrecurring charges.

(6) Includes the results of operations of acquired companies from the acquisition dates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to this Report on Form 10-K for the year ended December 31, 2002.

BUSINESS CONDITIONS

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"). See Loss of Customers, Resulting Events and Going Concern discussed in Item 1. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at that time or arose subsequent to that date. As of December 31, 2002, the Company had reduced its worldwide workforce to 9 employees from 136 employees as of December 31, 2001.

At December 31, 2002, the Company had a stockholders' deficit of $17,225,000. For the year ended December 31, 2002, the Company had a net loss of $9,286,000. The Company continues to incur losses in 2003 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of its major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities, associated with the Company's promotions business were classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Item 3. Legal Proceedings). To date, the Board of Directors has made no decision on which course of action to take.

Until the unanticipated events of August 2001 occurred, the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8% and 65% and 9% of total net sales in 2001 and 2000, respectively. The Company had no sales during 2002.

Beginning in 1996, the Company grew as a result of a series of acquisitions of companies engaged in the corporate catalog and advertising segment of the promotion industry. Certain of these acquired companies operated within the Company's Corporate Promotions Group ("CPG") and had a history of disappointing financial results. As a result, the Company sold these businesses in February of 2001 (See 2001 Sale of Business under Item 1. Business).

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters as discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Item 3. Legal Proceedings). To date, the Board of Directors has made no decision on which course of action to take. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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

Management applies the following critical accounting policies in the preparation of the Company's consolidated financial statements:

ACCOUNTS RECEIVABLE/ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company evaluates the collectibility of its accounts receivable on a specific identification basis. In circumstances where the Company is aware of a customer's inability or unwillingness to pay outstanding amounts, the Company records a specific reserve for bad debts against amounts due to reduce the receivable to its estimated collectible balance. During 2002, the Company recorded no bad debt expense but recovered $.9 million of accounts receivable balances that had been fully reserved as of December 31, 2001. The allowance for doubtful accounts at December 31, 2002, of approximately $13.4 million, includes a reserve to cover amounts due primarily from McDonald's. See Loss of Customers, Resulting Events and Going Concern in Item 1. Business and notes to consolidated financial statements.

LONG-TERM INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies that are being accounted for under the cost method. These investments are in Internet-related companies that are at varying stages of development, including startups, and were intended to provide the Company with an expanded Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in the Internet, including their dependency upon the widespread acceptance and use of the Internet as an effective medium for commerce. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these Internet-related companies is subject to the aforementioned risks inherent in the Internet. Periodically, the Company performs a review of the carrying value of all its investments in these Internet-related companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors.

In June 2002, certain events occurred which indicated an impairment of its investment in Alliance Entertainment Corp. ("Alliance"), an indirect investment through a limited liability company that is owned by Yucaipa. Yucaipa is believed to be indirectly a significant shareholder in Alliance, which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. This investment had a carrying value of $10.0 million at December 31, 2001. The Company recorded a pre-tax non-cash charge of $10.0 million in June 2002 to write-down its investment. During the third quarter of 2002, the Company also received a final return of capital, totaling approximately $.3 million, on an investment with a carrying value totaling approximately $.5 million as of December 31, 2001. A loss of approximately $.2 million was recorded in connection with this final distribution

The book value of the Company's investment portfolio totaled $.5 million as of December 31, 2002, which the Company believes is the investment portfolio's net realizable value based on the Company's year-end internal evaluation. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

ACCOUNTS PAYABLE, TRADE AND ACCRUED EXPENSES

The Company's trade payables at year-end represent specific amounts due to a variety of suppliers and vendors (collectively "vendors") worldwide for products and services delivered to and/or provided to the Company through December 31, 2002. Additionally, accrued expenses at year-end include specific Company liabilities and contingent payment obligations to various vendors and former employees, respectively. As a result of the loss of its two largest customers (as well as its other customers) (see Loss of Customers, Resulting Events and Going Concern in Item 1. Business and notes to consolidated financial statements), during 2002 the Company negotiated settlements related to many liabilities that were outstanding as of December 31, 2001. The negotiated settlements were on terms generally more favorable to the Company than required by the original terms of these obligations. See notes to consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement retains the previously existing accounting treatments related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. During the second quarter of 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities, associated with the Company's promotions business were classified as discontinued operations for financial reporting purposes.

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

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The company is complying with the disclosure requirements of FIN No. 45. The other requirements did not materially affect the Company's financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the company is required to apply FIN No. 46 on July 1, 2003. The Company does not anticipate that FIN No. 46 will materially affect the its consolidated financial statements.

In June 2003 the FASB issued FASB No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are manditorily redeemable through the transfer of company assets at a specified date or upon an event that is likely to occur, an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer settle the obligation through the transfer of assets, an instrument that embodies an unconditional obligation or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares.

FASB No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement on its consolidated financial statements.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following table includes certain significant contractual obligations of the Company at December 31, 2002. See notes to consolidated financial statements for additional information related to these and other obligations.

                                                      Payments Due by Period
                                     ---------------------------------------------------------
                                                 Less Than      1-3         4-5       After 5
                                       Total       1 Year      Years       Years       Years
                                     ---------   ---------   ---------   ---------   ---------
                                                           (In thousands)
Operating leases (1)                 $      78   $      78   $      --   $    --     $      --
Contingent Payment Obligations              53          53          --          --          --
Other long-term obligations              4,122       1,031       1,545       1,031         515
                                     ---------   ---------   ---------   ---------   ---------
Total contractual cash obligations   $   4,253   $   1,162   $   1,545   $   1,031   $     515
                                     =========   =========   =========   =========   =========


(1) Payments for operating leases are recognized as an expense in the Consolidated Statement of Operations as incurred.

OTHER COMMERCIAL COMMITMENTS

The following table includes certain commercial commitments of the Company at December 31, 2002. See notes to consolidated financial statements for additional information related to these and other commitments.

                                     Total
                                  Committed at
                                  December 31,   Less Than      1-3         4-5       After 5
                                      2002         1 Year      Years       Years       Years
                                  ------------   ---------   ---------   ---------   ---------
                                                          (in thousands)
Standby letters of credit         $      4,940   $   4,624   $   2,264   $   1,243   $     285
                                  ============   =========   =========   =========   =========

The $4,940 of standby letters of credit committed at December 31, 2002 primarily relate to a letter of credit provided by the Company to support Cyrk's obligations to Winthrop Resources Corporation ($4,595), furniture ($200), facilities lease ($60), and insurance ($85).

RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS

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

CONTINUING OPERATIONS

2002 COMPARED TO 2001

Selling, general and administrative expenses totaled $5.2 million in 2002 as compared to $4.8 million in 2001, primarily due to an increase in insurance expense ($.7 million) and Board of Director fees ($.4 million) partially offset by a decrease in employee salaries and insurance ($.3 million), accounting and audit fees ($.2 million) and legal expenses ($.2 million). Investment losses in 2002 and 2001 represents charges related to an other-than-temporary investment impairment associated with the Company's venture portfolio, totaling $10.3 million and $3.2 million respectively. As of December 31, 2002, a majority of the Company's investments have been fully reserved.

2001 COMPARED TO 2000

Selling, general and administrative expenses totaled $4.8 million in 2001 as compared to $3.7 million in 2000, primarily due to increases in Board of Director fees of $.9 million and accounting and audit fees of $.2 million. Investment losses in 2001 and 2000 represents charges related to an other-than-temporary investment impairment associated with the Company's venture portfolio, totaling $3.2 million and $4.5 million, respectively.

DISCONTINUED OPERATIONS

2002 COMPARED TO 2001

Net sales decreased $324.0 million to $0 million in 2002 primarily attributable to the effects associated with the loss of its McDonald's and Philip Morris business, followed by the Company's termination of most of its employees.

Gross profit decreased $71.7 million to $0 in 2002. Gross profit as a percentage of net sales was 22% in 2001. The decrease in the Company's gross margin is primarily attributable to effects associated with the loss of its McDonald's and Philip Morris business.

Selling, general and administrative expenses totaled $3.5 million in 2002 as compared to $74.5 million in 2001. The Company's spending was decreased to $7.9 million due principally to the effects associated with the loss of its McDonald's and Philip Morris business. These costs were further reduced by the favorable settlement of certain obligations, totaling $4.4 million, recorded as a reduction to selling, general, and administrative expenses in 2002. In 2002, selling, general and administrative costs consisted primarily of promotion related activities, many of which were ceased by April 2002. In 2001, selling, general and administrative costs were 23.0% of net sales.

During 2002, the Company recorded a pre-tax net charge totaling approximately $4.6 million associated with the loss of customers. Charges totaling $8.6 million, primarily related to asset write-downs ($3.6 million), professional fees ($4.3 million), labor and other costs ($.7 million), were partially offset by recoveries of accounts receivable balances, totaling $1.3 million, that had been written off in previous periods and other gains ($2.7 million). A similar charge of $33.6 million was recorded during 2001.

During 2002 the Company negotiated settlements related to outstanding liabilities with many of its suppliers. During this period, the Company also settled all of its outstanding domestic and international real estate and equipment lease obligations and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payment and the outstanding obligations was recorded as a gain, totaling approximately $12.0 million related to vendor settlements, included in Gain on Settlement of Obligations and $4.4 million related to lease obligation and other settlements recorded as a reduction to selling, general, and administrative expenses and disclosed in note 4 to the consolidated financial statements. No such gains were recorded by the Company during 2001. See notes to consolidated financial statements.

As a result of 2001 restructuring activities, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the United Kingdom business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). The restructuring plan was complete by the first quarter of 2002. During 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $.75 million reduction to the restructuring accrual outstanding as of December 31, 2001.

2001 COMPARED TO 2000

Net sales decreased $444.4 million, or 58%, to $324.0 million in 2001 from $768.4 million in 2000. The decrease in net sales was primarily attributable to the loss of revenues associated with McDonald's ($246.7 million) and Philip Morris ($43.3 million) and revenues associated with the CPG business ($129.1 million) sold in February 2001.

Gross profit decreased $72.3 million, or 50%, to $71.7 million in 2001 from $144.0 million in 2000. As a percentage of net sales, gross profit increased to 22.1% in 2001 from 18.7% in 2000. The decrease in gross margin dollars is primarily attributable to the decrease in revenues associated with McDonald's and Philip Morris and the revenues associated with the CPG business. The increase in the gross margin percentage was due to the sales mix associated with certain promotional programs.

Selling, general and administrative expenses totaled $74.5 million in 2001 as compared to $153.8 million in 2000. The Company's decreased spending was due principally to the effects of the sale of the CPG business and the effects associated with the loss of its McDonald's and Philip Morris business. As a percentage of net sales, selling, general and administrative costs totaled 23.0% in 2001 as compared to 20.0% in 2000 primarily as a result of a lower sales base.

During 2001, the Company recorded a pre-tax net charge totaling approximately $80.3 million associated with the loss of customers. This total includes a $46.7 million write-down in goodwill and a $33.6 million in charges attributable to the loss of significant customers representing asset write-downs, professional fees, labor costs and certain lease termination costs.

In connection with its May 2000 announcement to restructure its promotional product divisions, the Company recorded a pre-tax restructuring charge of $5.7 million, of which $1.7 million represented an inventory write-down charged against gross profit. The Company also recorded a nonrecurring pre-tax charge to operations of $.7 million in 2000 associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer. See notes to consolidated financial statements. As a result of 2001 restructuring activities, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the United Kingdom business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). The restructuring plan was complete by the first quarter of 2002.

Other income in 2001 and 2000 represents gains, totaling $4.2 million and $3.2 million, respectively, that were realized in connection with the sale of certain investments. See notes to consolidated financial statements.

Pursuant to a March 2002 settlement agreement with Cyrk as described above, the Company recorded a 2001 pre-tax loss of $2.3 million associated with the write-off of a subordinated note from Cyrk, included in Loss on Sale of Business. In connection with the February 2001 sale of its CPG business, the Company recognized a 2000 pre-tax loss of $50.1 million, $22.7 million of which is associated with the write-off of goodwill attributable to CPG. See notes to consolidated financial statements.

As required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company has considered recent events (see notes to consolidated financial statements) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets are not realizable. To the extent that these assets have been deemed to likely be unrealizable, a valuation allowance and tax provision of $22.6 million was recorded in the third quarter of 2001. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section in Item 1. Business, which have had and will continue to have a substantial adverse impact on the Company's cash position, raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken and will continue to take action to reduce its cost structure. Since inception, the Company had financed its working capital and capital expenditure requirements through cash generated from operations, and investing and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases. The Company continues to incur losses in 2003 for the general and administrative expenses incurred to manage the affairs of the Company and outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Item 3. Legal Proceedings). To date, the Board of Directors has made no decision on which course of action to take.

CONTINUING OPERATIONS

Working capital attributable to continuing operations at December 31, 2002 was $9.5 million compared to $3.7 million at December 31, 2001. Net cash used in operating activities from continuing operations during 2002 totaled $4.6 million, primarily due to a loss from continuing operations of $15.4 million reduced by a charge for impaired assets and investments of $.4 million and $10.3 million, respectively. Net cash used in operating activities from continuing operations totaled $6.4 million during 2001, primarily due to a loss from continuing operations of $7.9 million and an .8 million increase in prepaid expenses and other current assets, partially offset by a charge for impaired investments of $2.3 million. Net cash used in operating activities from continuing operations during 2000 totaled $3.5 million, primarily due to a loss from continuing operations of $8.2 million, partially offset by a charge for impaired investments of $4.5 million and a $.2 million decrease in prepaid expenses and other current assets.

Net cash used in investing activities from continuing operations during 2002 totaled $5.0 million, primarily due to an increase in restricted cash balances, totaling 4.8 million. Net cash used in investing activities during 2001 totaled $2.9 million primarily related to an increase in restricted cash. During 2000, net cash used in investing activities from continuing operations totaled $4.5 million pertaining to the purchase of investments. There were no financing cash flows from continuing operations during 2002, 2001 and 2000.

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

Restricted cash included within continuing operations at December 31, 2002 totaled $7.6 million, primarily consisted of amounts deposited in an irrevocable trust, totaling $2.7 million and amounts deposited with lenders to satisfy the company's obligations pursuant to its standby letters of credit, totaling $4.9 million. Restricted cash included within continuing operations at December 31, 2001 totaled $2.9 million and primarily consisted of amounts deposited with lenders to satisfy the company's obligations pursuant to its standby letters of credit.

DISCONTINUED OPERATIONS

Working capital attributed to discontinued operations at December 31, 2002 was $(1.1) million compared to $.9 million at December 31, 2001. Net cash provided by discontinued operations during 2002 totaled $10.8 million, which was primarily due to net cash provided by investing activities of $7.3 million and a reallocation of funds, totaling approximately $27.6 million, between continuing and discontinued operations due to changes in minimum working capital requirements, partially offset by net cash used in operating activities of $22.6 million and net cash used in financing activities of $1.6 million.

Net cash used in discontinued operations during 2001 totaled $51.2 million, which was primarily due to net cash used in operating activities of $15.8 million, net cash used in investing activities of $.3 million, net cash used in financing activities of $4.2 million and a reallocation of funds, totaling approximately $33.2 million, between continuing and discontinued operations due to changes in minimum working capital requirements. Net cash used in discontinued operations during 2000 totaled $31.3 million, which was primarily due to net cash used in operating activities of $8.3 million, net cash used in investing activities of $9.4 million, net cash used in financing activities of $5.8 million and a reallocation of funds, totaling approximately $7.7 million, between continuing and discontinued operations due to changes in minimum working capital requirements.

Net cash used in operating activities of discontinued operations during 2002 of $22.6 million primarily consisted of a gain on settlement of vendor payables and lease and other obligations of $12.0 million and $4.4 million, respectively, a reversal of a restructuring accrual of $.8 million, and a net decrease in working capital items of $14.9 million. These changes were partially offset by income from discontinued operations of $6.1 million, depreciation and amortization expense of $.4 million and a charge for impaired assets of $2.9 million. The reduction in working capital items was primarily caused by the pay-down of accounts payable, accrued expenses and other current liabilities in connection with the discontinuance of the promotions business. Net cash used in operating activities of discontinued operations during 2001 of $15.8 million primarily consisted of a loss from discontinued operations of $114.4 million, and a realized gain on the sale of investments of $4.2 million partially offset by depreciation and amortization expense of $5.2 million, provision for doubtful accounts of $2.1 million, loss on sale of business of $2.3 million, change in deferred income taxes of $11.9 million, net charge for impaired assets and investments of $70.0 million, non-cash restructuring charge of $9.0 million, issuance of common stock related to acquisition agreement of $.6 million, and a net change in working capital items of $1.8 million. Net cash used in operating activities of discontinued operations during 2000 of $8.3 million primarily consisted of a loss from discontinued operations of $61.5 million, a realized gain on the sale of investments of $3.2 million and a net change in working capital items of $6.2 million, partially offset by depreciation and amortization expense of $9.6 million, provision for doubtful accounts of $3.4 million, loss on sale of business of $47.9 million, change in deferred income taxes of $.4 million, non-cash restructuring charge of $.7 million, and the issuance of common stock related to acquisition agreement of $.6 million.

Net cash provided by investing activities of discontinued operations during 2002 of $7.3 million primarily consisted of a decrease in restricted cash of $5.9 million, proceeds from the sale of investments of $.1 million, and a $1.3 million net change in other investments. Net cash used in investing activities during 2001 of $2.5 million primarily consisted of $7.9 million related to the purchase of a marketable security, $2.9 million of property and equipment purchases, an $5.9 million increase in restricted cash, and a net change in other investments of .3 million, partially offset by $8.4 million of proceeds from the sale of the CPG business, and $11.1 million of proceeds from the sale of investments. Net cash used in investing activities of discontinued operations during 2000 of $9.4 million primarily consisted of $12.8 million of property and equipment purchases, partially offset by proceeds from the sale of investments of $3.3 million.

Net cash used in financing activities of discontinued operations during 2002 of $1.6 million primarily consisted of repayments of short and long-term borrowings. Net cash used in financing activities of discontinued operations during 2001 of $4.2 million primarily consisted of $5.1 million related to repayments of short-term borrowings partially offset by $.2 million of proceeds from long-term obligations and $.6 million of proceeds from the issuance of common stock. Net cash used in financing activities of discontinued operations during 2000 of $5.9 million primarily consisted of repayments of short and long-term borrowings.

In February 2001, the Company sold its CPG business for approximately $14.0 million, which included approximately $3.7 million of Company debt that was assumed by the buyer. Two million three hundred thousand dollars ($2,300,000) of the purchase price was paid with a 10% per annum five-year subordinated note, with the balance being paid in cash. Pursuant to a March 2002 settlement agreement between the Company and Cyrk, this note has been cancelled. See 2001 Sale of Business section within Item 1 and the notes to consolidated financial statements.

During 2002, related to the loss of its two largest customers, as well as the loss of its other customers, (see notes to consolidated financial statements), the Company negotiated early terminations on many of its facility and non-facility operating leases, and has also negotiated settlements related to liabilities with many of its suppliers. During 2002, approximately $22.0 million of the Company's recorded liabilities were settled. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations.

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

The Company's Credit and Security Agreements, which provided for working capital and other financing arrangements, expired on May 15, 2002. At December 31, 2002 the Company had various pre-existing letters of credit outstanding, which are cash collateralized and have various expiration dates through August 2007. As a result of the loss of its McDonald's and

Philip Morris business (see Note 1 of notes to consolidated financial statements), the Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. As of December 31, 2002, the Company has approximately $5.4 million in outstanding letters of credit, which include $5.1 million of letters of credit provided by the Company to support Cyrk's obligations to Winthrop Resources Corporation. These letters of credit are secured, in part, by $4.6 million of restricted cash of the Company. Cyrk had previously agreed to indemnify the Company if Winthrop made any draw under these letters of credit. The remaining letters of credit, totaling approximately $.3 million are fully cash collateralized.

Restricted cash included within discontinued operations at December 31, 2002 and December 31, 2001 totaled $0 million and $5.9 million, respectively, primarily consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

In the fourth quarter of 2002, Cyrk informed the Company that it (1) was suffering substantial financial difficulties, (2) would not be able to discharge its obligations secured by the Company's $4.2 million letters of credit and (3) would be able to obtain a $2.5 million equity infusion if it were able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 (extended to May 7,
2003) to pay the Company $1.5 million in exchange for the Company's agreement to apply its $3.7 million restricted cash to discharge Cyrk's obligations to Winthrop, with any remainder to be turned over to Cyrk. The option was only to be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and the Company obtaining all necessary third party consents, Cyrk and its subsidiaries providing the Company with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk were to exercise this option, the Company would incur a loss ranging from between $2.2 million to $3.7 million. Cyrk was unable to satisfy all conditions to the option, and it expired unexercised.

The Company's second quarter 2001 restructuring actions (see notes to consolidated financial statements) have had an adverse impact on the Company's cash position. Total cash outlays related to restructuring activities totaled approximately $10.9 million during 2001 and 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NOTE: FOR THE REASONS DESCRIBED UNDER ITEM 15(A)1 FINANCIAL STATEMENTS, THE
      FINANCIAL STATEMENTS OF THE REGISTRANT FOR THE YEAR ENDED DECEMBER 31, 2000 CONTAINED IN THIS REPORT ARE UNAUDITED AND, AS SUCH, DO NOT COMPLY WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934.

                                                                                  Page
                                                                                  ----

Report of Independent Certified Public Accountants                                 37

Consolidated Balance Sheets as of December 31, 2002 and 2001                       38

Consolidated Statements of Operations for the years ended
   December 31, 2002, 2001 and 2000                                                39

Consolidated Statements of Stockholder's (Deficit) Equity for the years ended
   December 31, 2002, 2001 and 2000                                                40

Consolidated Statements of Cash Flows for the years ended                          41

   December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements                                       42-65

Schedule II: Valuation and Qualifying Accounts                                     66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

See disclosure in Item 3. Legal Proceedings regarding the resignation of PricewaterhouseCoopers, LLP ("PWC") as the Company's independent public accountants. For additional information, please see the Company's Forms 8-K dated April 17, 2002 and June 6, 2002, which are incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT.

The Company's certificate of incorporation provides that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than fifteen) and that the Board shall be divided into three classes. On September 1, 1999, the Company entered into a Securities Purchase Agreement with Overseas Toys, L.P., an affiliate of Yucaipa, the holder of all of the Company's outstanding series A senior cumulative participating convertible preferred stock, pursuant to which the Company agreed to fix the size of the Board at seven members, of which Yucaipa currently has the right to designate three individuals to the Board.

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

The following table sets forth the names and ages of the directors, the year in which each individual was first elected a director and the year his term expires:

      Name               Age     Class   Year Term Expires    Director Since
--------------------    -----    -----   -----------------    --------------
Joseph W. Bartlett       69        I            2003               1993
Allan I. Brown           63        I            2003               1999
Joseph Anthony Kouba     55       III           2002               1997
George G. Golleher       55       II            2004               1999

No stockholders meeting to elect directors was held in 2002. In accordance with Delaware law and the Company's by-laws, Mr. Kouba's term as a director continues until his successor is elected and qualified.

BUSINESS HISTORY OF DIRECTORS

MR. BARTLETT is engaged in the private practice of law as of counsel to the law firm of Fish & Richardson. From 1996 through 2002, he had been a partner in the law firm of Morrison & Foerster LLP. He was a partner in the law firm of Mayer, Brown & Platt from July 1991 until March 1996. From 1969 until November 1990, Mr. Bartlett was a partner of, and from November 1990 until June 1991 he was of counsel to, the law firm of Gaston & Snow. Mr. Bartlett served as Under Secretary of the United States Department of Commerce from 1967 to 1968 and as law clerk to the Chief Justice of the United States in 1960.

MR. BROWN had been the Company's Chief Executive Officer and President from July 2001 until March 2002 when his employment with the Company was terminated. Mr. Brown remains on the Company's Board of Directors. (See Executive Compensation.) Prior to July 2001, Mr. Brown served as the Company's Co-Chief Executive Officer and Co-President since November 1999. Since March 2000, Mr. Brown was responsible for the global operations of Simon Worldwide's traditional businesses, including the Company's Simon Marketing subsidiary. Since November of 1975, Mr. Brown had also served as the Chief Executive Officer of Simon Marketing. Since 1992, Mr. Brown had also served as President of Simon Marketing. Mr. Brown is party to a Voting Agreement with Yucaipa, Patrick D. Brady, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Mr. Brown and each of Messrs. Brady, Shlopak and Stanton have agreed to vote all of the shares beneficially held by them to elect Yucaipa's nominees to the Company's Board.

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

MR. KOUBA has been, since prior to 1996, a private investor and is engaged in the business of real estate, hospitality and outdoor advertising. He has been an attorney and a member of the Bar in California since 1972.

The Company does not currently have any executive officers. The Company's ongoing operations are now being managed by an Executive Committee of the Board of Directors consisting of Messrs. Golleher and Kouba, in consultation with financial, accounting, legal and other advisors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

In March 2001, Messrs. Bartlett, Golleher and Kouba were each granted options to purchase 5,000 shares of the Company's Common Stock at a price of $2.00 per share in connection with their service as outside directors of the Company. The Form 5 reports of those grants were due to be filed with the Commission by February 14, 2002 and were not filed until April 8, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation the Company paid or accrued for services rendered in 2002, 2001 and 2000, respectively, by the individuals who have the responsibility for the roles of the executive officers of the Company.

                           Summary Compensation Table

                                                                                Long-Term
                                          Annual Compensation (1)             Compensation
                               --------------------------------------------    Securities
         Name and                                              Other Annual    Underlying     All Other
     Principal Position        Year    Salary        Bonus     Compensation     Options      Compensation
----------------------------   ----   --------     ---------   ------------   ------------   ------------
Allan I. Brown                 2002   $181,434                                               $    457,137(2)
Chief Executive                2001   $750,000     $ 500,000                       167,000   $  5,373,053(3)
Officer and President          2000   $628,846     $ 800,000                                 $  1,213,508

J. Anthony Kouba               2002   $100,000(5)                                            $    740,926(4)
Executive Committee-Director   2001                                                  5,000   $    479,671(4)(6)

George Golleher                2002   $100,000(5)                                            $    636,495(4)
Executive Committee-Director   2001                                                  5,000   $    462,500(4)(6)

Greg Mays                      2002   $ 50,000(5)                                            $    587,139(7)
Chief Financial Officer        2001                                                          $    346,288(7)

      1. In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted for all of the executive officers, except for Mr. Brown, because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for such executive officers for 2002, 2001 and 2000.

      2. Represents (1) $279,996 of consulting fees pursuant to his March 2002 severance agreement, (2) $127,313 paid by the Company on behalf of Mr. Brown for medical, legal, accounting and other expenses, (3) $46,750 director's fee and (4) $3,079 contributed by the Company to its 401K plan on behalf of Mr. Brown. Mr. Brown resigned from his position as Chief Executive Officer and President of the Company in March 2002. Mr. Brown remains on the Company's Board of Directors. (See Employment and Severance Agreements.)

      3. Represents (1) $3,452,546 in forgiveness of indebtedness of Mr. Brown to the Company (of which $2,652,546 was forgiven pursuant to his March 2002 severance agreement (effective as of December 31, 2001) (2) $5,100 contributed by the Company to its 401(k) plan on behalf of Mr. Brown, (3) $182,283 of other compensation paid directly by the Company to Mr. Brown or on his behalf, (4) $273,460 paid by the Company on behalf of Mr. Brown for medical, legal, accounting and other expenses, (5) $449,664, the benefit to Mr. Brown of the payment in 2001 with respect to a split dollar life insurance policy, calculated as the present value of an interest free loan of the premiums to Mr. Brown over his present actuarial life expectancy, and (6) a $1,010,000 lump sum payment made by the Company to Mr. Brown pursuant to his March 2002 severance agreement (effective as of December 31, 2001).

      4. Includes compensation paid by the Company based on the rate of $2,000 per Board of Directors or committee meeting pursuant to existing Company policy and an hourly rate of $750 for services outside of Board and committee meetings paid pursuant to the retention letter agreements.

      5. Includes compensation of $100,000 paid to each Mr. Golleher and Mr. Kouba for responsibility for the roles of Co-Chief Executive Officers of the Company and compensation of $50,000 paid to Greg Mays for responsibility for the role of Chief Financial Officer of the Company.

      6. Includes $150,000 retention fee paid pursuant to the retention letter agreements.

      7. Represents compensation for consulting services at the rate of $400 per hour plus an initial commitment fee of $25,000 paid in 2001.


OPTION GRANTS IN THE LAST FISCAL YEAR

There were no option grants during the last fiscal year.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

There were no exercises of stock options during 2002. All stock options held by the Company's former executive officers expired in September 2002.

SEVERANCE AND EXECUTIVE SERVICES AGREEMENTS

In March 2002, pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with Allan Brown. Pursuant to this Agreement, Mr. Brown's employment with the Company terminated in March 2002 (Mr. Brown remains on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between Mr. Brown and the Company were terminated, including Mr. Brown's Employment Agreement dated September 1, 1999, as amended, the Company's obligation to fund his split-dollar life insurance policy and his retention agreement dated August 29, 2001. (For additional information related to Mr. Brown's retention agreement, see the Company's September 30, 2001 Form 10-Q.) Pursuant to this Agreement, the Company made a lump-sum payment to Mr. Brown of $1,010,000, Mr. Brown agreed to transfer to the Company 52,904 shares of the Company's common stock in payment of Mr. Brown's non-recourse loan for the principal amount of $575,000, and the Company cancelled $2,652,546 of indebtedness of Mr. Brown to the Company. The Company received a full release from Mr. Brown in connection with this Agreement, and the Company provided Mr. Brown with a full release. Additionally, the Agreement called for Mr. Brown to provide consulting services to the Company for a period of six months after Mr. Brown's employment with the Company terminated in exchange for a fee of $46,666 per month, plus specified expenses. The Agreement also restricts Mr. Brown from certain future business endeavors. See notes to consolidated financial statements and Executive Compensation.

In May 2003 the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, Golleher, Kouba, Mays and Terrence Wallock, acting general counsel of the Company. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements replace the letter agreements with Messrs. Bartlett, Golleher and Kouba dated August 28, 2001. See Directors' Compensation. The Agreements can be terminated at any time by the Company, by the lump sum payment of 180 days compensation and by the Executive upon 180 days prior notice, except in certain limited circumstances, and provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, $6,731 per week to Messrs. Golleher and

Kouba, $4,040 per week to Mr. Mays and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided for time spent in litigation after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time for litigation and merger and acquisition activities. The Agreements call for the payment of health insurance benefits and provide for a mutual release upon termination

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Until March 2002, decisions concerning executive compensation were made by the Compensation Committee of the Board, which during 2002 consisted of Messrs. Bartlett and Kouba. Neither Messrs. Bartlett nor Kouba is or was an officer or employee of the Company or any of its subsidiaries during such period. In 2002, none of the Company's executive officers served as an executive officer, or on the Board of Directors, of any entity of which Messrs. Bartlett or Kouba also served as an executive officer or as a member of its Board of Directors.

After March 2002, the Company ceased to have any executive officers and decisions concerning the compensation of Messrs. Kouba and Golleher, the members of the Executive Committee of the Board who serve, in effect, as the principal executive officers of the Company, were made by the non-Executive Committee members of the Board. The compensation of Mr. Mays, who serves, in effect, as the Company's principal financial officer, was determined by the Board of Directors. In 2002, none of Messrs. Kouba, Golleher and Mays served as an executive officer, or on the Board of Directors, of any entity of which any of the other members of the Board of Directors served as an executive officer or as a member of its Board of Directors.

DIRECTORS' COMPENSATION

During 2002, Directors were paid an annual retainer of $25,000. Commencing April 2003, Directors are paid an annual retainer of $50,000. In 2002 and 2003, Directors also receive a fee of $2,000 for each Board of Directors, Audit or Compensation Committee meeting attended.

On August 28, 2001, following the resignation of two Board members designated by Yucaipa, including the Chairman, the Chief Financial Officer, the Controller, and certain other officers of the Company, the Company entered into retention letter agreements with each of Joseph Bartlett, George Golleher and Anthony Kouba, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150,000 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside of Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy). These agreements, including the hourly rate for services, have been replaced by the Executive Services Agreements described in Severance and Executive Services Agreements.

On February 7, 2003, the Company entered into additional agreements with Messrs. Golleher and Kouba in order to induce them to continue to serve as members of the Executive Committee of the Board and to compensate them for the additional obligations, responsibilities and potential liabilities of such service, including responsibilities imposed under the federal securities laws by virtue of the fact that, as members of the Executive Committee, they serve, in effect, as the chief executive officers of the Company since the Company has no executive officers. The agreements provide for a fee of $100,000 to each of Messrs. Golleher and Kouba for each of 2002 and 2003. Also on that date the Company entered into a similar agreement with Mr. Mays who provides financial and accounting services to the Company as a consultant but, in effect, serves as the Company's chief financial officer. The agreement provides for a fee of $50,000 to Mr. Mays for each of 2002 and 2003.

In 2002, payments totaling $61,063, $736,495 and $840,926 were made to Messrs. Bartlett, Golleher and Kouba, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth certain information regarding beneficial ownership of the Company's common stock at May 31, 2003. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company's common stock shown as beneficially owned by them.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially 5% or more of the outstanding common stock.

                                                  Number of Shares
               Name And Address                    Of Common Stock      Percentage Of
           Of Beneficial Owner (1)               Beneficially Owned         Class
--------------------------------------------     ------------------     -------------
Yucaipa and affiliates (2):
Overseas Toys, L.P.
OA3, LLC
Multi-Accounts, LLC
Ronald W. Burkle                                      5,014,061              23.1%

Dimensional Fund Advisors, Inc. (3) (4)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401                                1,174,500              7.05%

Gotham International Advisors, L.L.C.(3) (5)
Gotham Partners, L.P.
Gotham Partners III, L.P.
110 East 42nd Street
18th Floor
New York, NY 10017                                    1,742,851             10.47%

H. Ty Warner (3)
P.O. Box 5377
Oak Brook, IL 60522                                     975,610               5.9%

Eric Stanton (3) (6)
39 Gloucester Road
6th Floor
Wanchai
Hong Kong                                             1,123,023               6.7%

Gregory P. Shlopak (3) (7)
63 Main Street
Gloucester, MA 01930                                  1,064,900               6.4%

1. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2002 through the exercise of any option, warrant or other right (including the conversion of the series A preferred stock). The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock (including the conversion of the series A preferred stock).

2. Represents approximately 3,347,394 shares of common stock issuable upon conversion of 27,616 shares of series A preferred stock outstanding as of December 31, 2002 and 1,666,667 shares of common stock issuable upon conversion of 15,000 shares of series A preferred stock issuable pursuant to a warrant, which is currently exercisable. Percentages are based on common stock outstanding, plus all such convertible shares. Overseas Toys, L.P. is an affiliate of Yucaipa and is the holder of record of all the outstanding shares of series A preferred stock and the warrant to acquire the shares of series A preferred stock. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

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

3. Based on 16,653,193 shares of common stock outstanding as of December 31, 2002.

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

5. The information concerning these holders is based solely on information contained in joint filings they have made with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Gotham International Advisors, L.L.C., or Gotham, serves as investment manager to Gotham Partners International, Ltd., or International, with respect to the shares of common stock directly owned by International. In its role as investment manager, Gotham has indicated that it has the sole power to vote, or to direct the vote of, and the sole power to dispose, or direct the disposition of, all of the 1,163,420 shares owned directly by International. Gotham Partners, L.P. and Gotham Partners III, L.P each has indicated that it has the sole power to vote, or to direct the vote of, and the sole power to dispose, or direct the disposition of, all the 550,459 and 28,972 shares directly owned by each of them, respectively.

6. Eric Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,123,023 shares. Mr. Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa and Messrs. Brown, Brady and Shlopak, and the Shlopak Foundation Trust and the Cyrk International Foundation Trust pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board. Mr. Stanton expressly disclaims beneficial ownership of any shares except for the 1,123,023 shares as to which he possesses sole voting and dispositive power.

7. The information concerning this holder is based solely on information contained in filings Mr. Shlopak has made with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Includes 84,401 shares held by a private charitable foundation as to which Mr. Shlopak, as trustee, has sole voting and dispositive power. Mr. Shlopak is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick D. Brady, Allan I. Brown, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board. Mr. Shlopak expressly disclaims beneficial ownership of any shares except for the 1,064,900 shares as to which he possesses sole voting and dispositive power.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information at December 31, 2002 regarding the beneficial ownership of the Company's common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of December 31, 2002) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company's directors and executive officers as a group.

                                                  Number of Shares
               Name And Address                   Of Common Stock       Percentage Of
           Of Beneficial Owner (1)               Beneficially Owned       Class (2)
--------------------------------------------     ------------------     -------------
Allan I. Brown(3)                                    1,113,023                6.7%

Joseph W. Bartlett(4)                                  77,500                   *

Joseph Anthony Kouba(5)                                37,500                   *

George G. Golleher(6)                                  22,500                   *

Greg Mays                                                  --                  --

All directors and
executive officers as a

group (5 persons)                                    1,250,523                7.4%

*     Represents less than 1%

(1) The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 1888 Century Park East, Suite 222, Los Angeles, California, 90067. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2002 through the exercise of any option, warrant or other right (including the conversion of the series A preferred stock). The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights (including the conversion of the series A preferred stock into shares of common stock).

(2) Based on 16,653,193 shares of common stock outstanding as of December 31, 2002.

(3) Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares. Mr. Brown is party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Mr. Brady, Mr. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board. Mr. Brown expressly disclaims beneficial ownership of any shares except for the 1,113,023 shares as to which he possesses sole voting and dispositive power.

(4) The 77,500 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2002.

(5) The 37,500 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2002.

(6) Includes 7,500 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2002, regarding the Company's 1993 Omnibus Stock Plan (the "1993 Plan") and 1997 Acquisition Stock Plan (the "1997 Plan"). The Company's stockholders previously approved the 1993 Plan and the 1997 Plan and all amendments that were subject to stockholder approval. As of December 31, 2002, options to purchase 130,000 shares of Common Stock were outstanding under the 1993 Plan and no options were outstanding under the 1997 Plan. The Company's 1993 Employee Stock Purchase Plan was terminated effective December 31, 2001 and no shares of the Company's Common Stock are issuable under that plan.

                                                                           Number of Shares
                                                                           of Common Stock
                                                                              Remaining
                                     Number of Shares                       Available for
                                      of Common Stock       Weighted-      Future Issuance
                                     to be Issued Upon       Average       (excluding those
                                        Exercise of      Exercise Price     in column (a))
                                     Outstanding Stock   of Outstanding    Under the Stock
                                          Options         Stock Options      Option Plans
                                     -----------------   ---------------   ----------------
Plans Approved by Stockholders           130,000         $9.16 per share      2,456,389

Plans Not Approved by Stockholders    Not applicable     Not applicable    Not applicable


TOTAL                                    130,000         $9.16 per share      2,456,389

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following sets forth certain transactions, or series of similar transactions, between the Company and any director, executive officer or beneficial owner of more than 5% of the Company's outstanding shares of common stock or series A preferred stock.

REAL ESTATE MATTERS

The Company leased a warehouse and distribution facility in Danvers, Massachusetts under the terms of a lease agreement from a limited liability company, which was owned by Messrs. Brady and Shlopak. The lease was triple net and the aggregate annual rent under the lease was approximately $462,000. Pursuant to a Purchase Agreement dated February 15, 2001, the Company sold its CPG business. Pursuant to the terms of the Purchase Agreement, the buyer assumed the lease for the facility in Danvers, however, the Company remained liable under the lease to the extent that the buyer did not perform its obligations under the lease. Pursuant to an Agreement entered into in March 2002, among and between the Company, the buyer and the landlord, the lease terminated effective June 30, 2002, along with any and all obligations of the Company under the lease.

VC Experts, Inc., an entity affiliated with Joseph Bartlett, a director of the Company, is indebted to the Company in the amount of $20,125 for space it sub-leased in the Company's New York office for the period September 2001 through January 2002.

TRANSACTIONS WITH CERTAIN STOCKHOLDERS

Pursuant to a Management Agreement with Yucaipa, Yucaipa agreed to provide the Company with management and financial consultation services in exchange for an annual fee of $500,000 per year. In addition, under the Management Agreement, the Company agreed to pay Yucaipa a consulting fee equal to one percent (1%) of the total purchase price for any acquisition or disposition transaction by the Company in which Yucaipa provided consultation to the Company. The Company agreed to reimburse Yucaipa up to $500,000 per year for all of its reasonable out-of-pocket expenses incurred in connection with the performance of its duties under the Management Agreement. The term of the Management Agreement was for five years, with automatic renewals for successive five year terms at the end of each year unless either the Company or Yucaipa elect not to renew and upon termination, a payment of $2.5 million became due. No management fee had been paid after November 2001. On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by the payment to Yucaipa of $1.5 million and each party was released from further obligations thereunder.

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

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT.

            1.    FINANCIAL STATEMENTS:

                        Consolidated Balance Sheets as of December 31, 2002 and 2001

                        Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000*

                        Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2002, 2001 and 2000

                        Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000*

                        Notes to Consolidated Financial Statements

* For the following reasons, the financial statements for the year ended December 31, 2000 contained in this report are unaudited and, as such, do not comply with the requirements of the Securities Exchange Act of 1934:

Commencing in April 2002, the Company reclassified the financial results of its promotions business as "discontinued operations" for all periods to be presented within its 2002 filings with the Securities and Exchange Commission. The current and historical financial results of the promotions business were incorporated within the books and records of both Simon Worldwide and Simon Marketing and, as a result, had not been separately reported or audited by PriceWaterhouseCoopers LLP ("PWC"), the Company's former auditors, or BDO Seidman, LLP ("BDO"), the Company's current auditors. Consequently, management of the Company was required to perform a detailed analysis of the Company's books and records to determine the appropriate amounts to be included within continuing and discontinued operations. However, PWC has indicated that it is unable to issue an audit report covering the Company's revised statement of operations for the year ended December 31, 2000, citing independence issues. PWC has indicated that management's reclassification of the 2000 financial statements for discontinued operations requires PWC to perform audit procedures in the current period to enable it to issue an audit report on the Company's 2000 statement of operations. Since PWC considers its independence to have been impaired since March 29, 2002 (the date of the lawsuit filed against PWC - see Item 3, Legal Proceedings), it believes it cannot perform such audit procedures. The Company has attempted to get the information audited by other auditors; however, the Company has been unable to do so. BDO has informed the Company that, because of inaccessibility of former key personnel and limited access to records for 2000, due to downsizing of the Company, it is unable to perform the required audit procedures and the Company believes that further attempts to engage other auditors would result in the same conclusion.

            2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000:

                        Schedule II: Valuation and Qualifying Accounts.

                        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

            3.    EXHIBITS

                        Reference is made to the Exhibit Index, which follows
                        Schedule II to the consolidated financial statements in this report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The Executive Committee of the Board of Directors has the responsibility for the role of the principal executive officer of the registrant.

Date: July 25, 2003     SIMON WORLDWIDE, INC.


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

/s/ Joseph W. Bartlett         Director                        July 25, 2003
----------------------
JOSEPH W. BARTLETT


/s/ Allan I. Brown             Director                        July 25, 2003
------------------
ALLAN I. BROWN


/s/ George G. Golleher         Director and Member of          July 25, 2003
----------------------         Executive Committee
GEORGE G. GOLLEHER


/s/ J. Anthony Kouba           Director and Member of          July 25, 2003
--------------------           Executive Committee
J. ANTHONY KOUBA


/s/ Greg Mays                  Principal Financial Officer     July 25, 2003
-------------
GREG MAYS

I, George G. Golleher, a member of the Executive Committee of the Board of Directors, which has responsibility for the role of principal executive officer of the Company, certify that:

1.    I have reviewed the annual report on Form 10-K of the Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The Company's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to filing this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      July 25, 2003                        BY: /s/ George G. Golleher
                                           --------------------------
                                           GEORGE G. GOLLEHER

I, J. Anthony Kouba, a member of the Executive Committee of the Board of Directors, which has responsibility for the role of principal executive officer of the Company, certify that:

1.    I have reviewed the annual report on Form 10-K of the Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The Company's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to filing this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      July 25, 2003                        BY: /s/ J. Anthony Kouba
                                           ------------------------
                                           J. ANTHONY KOUBA

I, Greg Mays, principal financial officer of the Company, certify that:

1.    I have reviewed the annual report on Form 10-K of the Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The Company's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to filing this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      July 25, 2003                        BY: /s/ Greg Mays
                                           -----------------
                                           GREG MAYS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
Simon Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a stockholders' deficit, has suffered significant losses from operations, has suffered the loss of major customers and faces numerous legal actions that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule as of and for the years ended December 31, 2002 and 2001 listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





BDO Seidman, LLP /s/

Los Angeles, California
June 6, 2003

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      December 31,      December 31,
                                                                                         2002               2001
                                                                                       ---------         ---------
                                           ASSETS
Current assets:
   Cash and cash equivalents                                                           $   1,181         $      --
   Restricted cash                                                                         7,640             2,868
   Prepaid expenses and other current assets                                               1,394             1,077
   Assets from discontinued operations to be disposed of - current                        14,255            56,737
                                                                                       ---------         ---------
Total current assets                                                                      24,470            60,682
Property and equipment, net                                                                   67               124
Investments                                                                                  500            10,500
Other assets                                                                                 293               767
                                                                                       ---------         ---------
                                                                                          25,330            72,073
Assets from discontinued operations to be disposed of - non-current                        1,110             5,863
                                                                                       ---------         ---------
                                                                                       $  26,440         $  77,936
                                                                                       =========         =========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable:
     Trade                                                                             $      51         $      20
     Affiliates                                                                              155               141
   Accrued expenses and other current liabilities                                            478               134
   Liabilities from discontinued operations - current                                     15,365            55,815
                                                                                       ---------         ---------
                                                                                          16,049            56,110
Liabilities from discontinued operations - non-current                                        --             6,785
                                                                                       ---------         ---------
                                                                                          16,049            62,895
Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 27,616 shares issued and outstanding at December 31, 2002 and 26,538 shares issued and outstanding
  at December 31, 2001, stated at redemption value of $1,000 per share                    27,616            26,538

Stockholders' deficit:
  Common stock, $.01 par value; 50,000,000 shares authorized; 16,653,193 shares issued and outstanding at December 31, 2002 and
    16,653,193 shares issued and outstanding at December 31, 2001                            167               167
  Additional paid-in capital                                                             138,500           135,966
  Retained deficit                                                                      (155,892)         (145,515)
  Accumulated other comprehensive loss:
    Cumulative translation adjustment                                                         --            (2,115)
                                                                                       ---------         ---------
      Total stockholders' deficit                                                        (17,225)          (11,497)
                                                                                       ---------         ---------
                                                                                       $  26,440         $  77,936
                                                                                       =========         =========


   See the accompanying Report of Independent Certified Public Accountants and
              the notes to the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                                     (unaudited)
                                                                     2002              2001              2000
                                                                  ---------         ---------         ---------
Revenues                                                          $      --         $      --         $      --
General and administrative expenses                                   5,156             4,757             3,679
Investment losses                                                    10,250             3,159             4,500
                                                                  ---------         ---------         ---------
Loss from continuing operations before income taxes                 (15,406)           (7,916)           (8,179)
Income tax provision                                                     --                --                --
                                                                  ---------         ---------         ---------
Net loss from continuing operations                                 (15,406)           (7,916)           (8,179)
Income (loss) from discontinued operations, net of tax
   of $(3,486), $12,374 and $(1,605)                                  6,120          (114,429)          (61,536)
                                                                  ---------         ---------         ---------
Net loss                                                             (9,286)         (122,345)          (69,715)
Preferred stock dividends                                             1,091             1,042             1,000
                                                                  ---------         ---------         ---------
Net loss available to common stockholders                         $ (10,377)        $(123,387)        $ (70,715)
                                                                  =========         =========         =========

Loss per share from continuing operations available
   to common stockholders:
   Loss per common share - basic and diluted                      $   (0.99)        $   (0.54)        $   (0.57)
                                                                  =========         =========         =========
   Weighted average shares outstanding - basic and diluted           16,653            16,455            15,972
                                                                  =========         =========         =========

Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted             $    0.37         $   (6.95)        $   (3.85)
                                                                  =========         =========         =========
   Weighted average shares outstanding - basic and diluted           16,653            16,455            15,972
                                                                  =========         =========         =========

Net loss available to common stockholders:
   Net loss per common share - basic and diluted                  $   (0.62)        $   (7.50)        $   (4.43)
                                                                  =========         =========         =========
   Weighted average shares outstanding - basic and diluted           16,653            16,455            15,972
                                                                  =========         =========         =========



   See the accompanying Report of Independent Certified Public Accountants and
              the notes to the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              For the years ended December 31, 2002, 2001 and 2000
                                 (In thousands)


                                                           Common             Additional          Retained
                                                            Stock              Paid-in            (Deficit)         Comprehensive
                                                      ($.01 Par Value)         Capital             Earnings             Loss
                                                          ---------           ---------           ---------           ---------
Balance, December 31, 1999 (unaudited)                    $     157           $ 137,035           $  48,587
Comprehensive loss:
  Net loss (unaudited)                                                                              (69,715)          $ (69,715)
                                                                                                                      ---------
  Other comprehensive loss, net of income taxes:
    Net unrealized loss on available-for-sale
     securities (unaudited)                                                                                              (1,242)
    Translation adjustment (unaudited)                                                                                      109
                                                                                                                      ---------
  Other comprehensive loss (unaudited)                                                                                   (1,133)
                                                                                                                      ---------
Comprehensive loss (unaudited)                                                                                        $ (70,848)
                                                                                                                      =========
Dividends on preferred stock (unaudited)                                                             (1,000)
Issuance of shares under employee stock option
   and stock purchase plans (unaudited)                           2                 533
Issuance of shares for businesses acquired
(unaudited)                                                       2               1,410
                                                          ---------           ---------           ---------
Balance, December 31, 2000 (unaudited)                          161             138,978             (22,128)
Options compensation
Comprehensive loss:
  Net loss                                                                                         (122,345)          $(122,345)
                                                                                                                      ---------
  Other comprehensive loss, net of income taxes:
    Net unrealized loss on available-for-sale
securities                                                                                                                  (94)
    Translation adjustment                                                                                               (1,186)
                                                                                                                      ---------
  Other comprehensive loss                                                                                               (1,280)
                                                                                                                      ---------
Comprehensive loss                                                                                                    $(123,625)
                                                                                                                      =========
Dividends on preferred stock                                                                         (1,042)
Phantom shareholder contingent obligation                                        (5,042)
Options compensation                                                                459
Issuance of shares under employee stock option
   and stock purchase plans                                       1                 164
Issuance of shares for businesses acquired                        5               1,407
                                                          ---------           ---------           ---------
Balance, December 31, 2001                                      167             135,966            (145,515)
Comprehensive loss:
  Net loss                                                                                           (9,286)          $  (9,286)
                                                                                                                      ---------
  Other comprehensive loss, net of income taxes:
    Translation adjustment                                                                                                2,115
                                                                                                                      ---------
  Other comprehensive loss                                                                                                2,115
                                                                                                                      ---------
Comprehensive loss                                                                                                    $  (7,171)
                                                                                                                      =========
Dividends on preferred stock                                                                         (1,091)
Phantom shareholder contingent obligation                                         2,994
Options compensation                                                               (460)
                                                          ---------           ---------           ---------
Balance, December 31, 2002                                $     167           $ 138,500           $(155,892)
                                                          =========           =========           =========

                                                         Accumulated
                                                            Other               Total
                                                        Comprehensive        Stockholders'
                                                        Income (Loss)      (Deficit) Equity
                                                          ---------           ---------
Balance, December 31, 1999                                $     298           $ 186,077
Comprehensive loss:
  Net loss (unaudited)                                                          (69,715)

  Other comprehensive loss, net of income taxes:
    Net unrealized loss on available-for-sale
     securities (unaudited)                                                      (1,242)
    Translation adjustment (unaudited)                                              109

  Other comprehensive loss (unaudited)                       (1,133)

Comprehensive loss (unaudited)

Dividends on preferred stock (unaudited)                                         (1,000)
Issuance of shares under employee stock option
   and stock purchase plans (unaudited)                                             535
Issuance of shares for businesses acquired
(unaudited)                                                                       1,412
                                                          ---------           ---------
Balance, December 31, 2000                                     (835)            116,176
Options compensation
Comprehensive loss:
  Net loss                                                                     (122,345)

  Other comprehensive loss, net of income taxes:
    Net unrealized loss on available-for-sale
securities                                                                          (94)
    Translation adjustment                                                       (1,186)

  Other comprehensive loss                                   (1,280)

Comprehensive loss

Dividends on preferred stock                                                     (1,042)
Phantom shareholder contingent obligation                                        (5,042)
Options compensation                                                                459
Issuance of shares under employee stock option
   and stock purchase plans                                                         165
Issuance of shares for businesses acquired                                        1,412
                                                          ---------           ---------
Balance, December 31, 2001                                   (2,115)            (11,497)
Comprehensive loss:
  Net loss                                                                       (9,286)

  Other comprehensive loss, net of income taxes:
    Translation adjustment                                                        2,115

  Other comprehensive loss                                    2,115

Comprehensive loss

Dividends on preferred stock                                                     (1,091)
Phantom shareholder contingent obligation                                         2,994
Options compensation                                                               (460)
                                                          ---------           ---------
Balance, December 31, 2002                                $      --           $ (17,225)
                                                          =========           =========



   See the accompanying Report of Independent Certified Public Accountants and
              the notes to the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                                  (unaudited)
                                                                                 2002               2001             2000
                                                                               ---------         ---------         ---------
Cash flows from operating activities:
   Net loss                                                                    $  (9,286)        $(122,345)        $ (69,715)
   Income (loss) from discontinued operations                                      6,120          (114,429)          (61,536)
                                                                               ---------         ---------         ---------
   Loss from continuing operations                                               (15,406)           (7,916)           (8,179)
   Adjustments to reconcile net loss to net
      cash provided by operating activities from continuing operations:
         Depreciation and amortization                                                58                58                58
         Charge for impaired assets, net                                             432                --                --
         Charge for impaired investments                                          10,250             2,313             4,500
   Increase (decrease) in cash from changes
      in working capital items:
         Prepaid expenses and other current assets                                  (316)             (816)              149
         Accounts payable                                                             45               (28)                2
         Accrued expenses and other current liabilities                              345               (40)              (25)
                                                                               ---------         ---------         ---------
Net cash used in operating activities from continuing operations                  (4,592)           (6,429)           (3,495)
                                                                               ---------         ---------         ---------

Cash flows from investing activities:
   Purchase of investments                                                            --                --            (4,500)
   Decrease (increase) in restricted cash                                         (4,772)           (2,868)               --
   Other, net                                                                       (208)               --                28
                                                                               ---------         ---------         ---------
Net cash used in investing activities from continuing operations                  (4,980)           (2,868)           (4,472)
                                                                               ---------         ---------         ---------

                                                                               ---------         ---------         ---------
Cash flows from financing activities from continuing operations                       --                --                --
                                                                               ---------         ---------         ---------

Net cash used in continuing operations                                            (9,572)           (9,297)           (7,967)
Net cash provided by (used in) discontinued operations                            10,753           (51,176)          (31,258)
                                                                               ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                               1,181           (60,473)          (39,225)
Cash and cash equivalents, beginning of year                                          --            60,473            99,698
                                                                               ---------         ---------         ---------
Cash and cash equivalents, end of period                                       $   1,181         $      --         $  60,473
                                                                               =========         =========         =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                 $      22         $     440         $   1,167
                                                                               =========         =========         =========
      Income taxes                                                             $      72         $     465         $   5,262
                                                                               =========         =========         =========
Supplemental non-cash investing activities:
      Issuance of additional stock related to acquisitions                     $      --         $   1,413         $   1,413
                                                                               =========         =========         =========
      Dividends paid in kind on mandatorily redeemable preferred stock         $   1,078         $   1,038         $     500
                                                                               =========         =========         =========

   See the accompanying Report of Independent Certified Public Accountants and
              the notes to the consolidated financial statements.


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

The Company sold its CPG business on February 15, 2001 to Cyrk, for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt. Two million three hundred thousand dollars ($2,300,000) of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. In March 2002, the Company entered into a settlement agreement with Cyrk whereby the Company cancelled the remaining indebtedness outstanding under the aforementioned subordinated note from Cyrk, totaling $2.3 million (see Note 3).

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 ($ in thousands, except share data and dollar amounts followed immediately by the word "million")

1. NATURE OF BUSINESS, LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN


In August 2001, Simon Worldwide, Inc. ("the Company") experienced the loss of its two largest customers: McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris" now known as Altria, Inc.). Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001 or arose subsequent to that date. As of December 31, 2001, the Company had 136 employees worldwide and had reduced its worldwide workforce to 9 employees as of December 31, 2002.

At December 31, 2002, the Company had a stockholders' deficit of $17,225. For the year ended December 31, 2002, the Company had a net loss of $9,286. The Company continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions Associated with the McDonald's Matter below). To date, the Board of Directors has made no decision on which course of action to take.

Prior to the loss of its two largest customers in August 2001 and the subsequent loss of its other customers (as noted below), the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales programs.

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with one of the Company's subsidiaries Simon Marketing, Inc. ("Simon Marketing") as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or even alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (See Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine-year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8% and 65% and 9% of total net sales in 2001 and 2000, respectively. The Company had no sales during 2002. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At December 31, 2002 and December 31, 2001, the Company had no customer backlog as compared to $237 of written customer purchase orders at December 31, 2000. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre tax charges totaling approximately $80,315. These charges relate principally to the write-down of goodwill attributable to Simon Marketing ($46,671) and to a substantial reduction of its worldwide infrastructure, including, asset write-downs ($22,440), lump-sum severance costs associated with the termination of approximately 377 employees ($6,275), lease cancellations ($1,788), legal fees ($1,736) and other costs associated with the McDonald's and Philip Morris matters ($1,405). During 2002, the Company also recorded a pre-tax net charge totaling approximately $4,574 associated with the loss of customers. Charges totaling $8,600, primarily related to asset write-downs ($3,600), professional fees ($4,300), labor and other costs ($736), were partially offset by a recoveries of certain assets, totaling $1,341 (see
Note 6 for details), that had been written off and included in the 2001 charges attributable to the loss of significant customers and other gains ($2,730).

In order to induce their continued commitment to provide vital services to the Company in the wake of the events of August 2001, in the third quarter of 2001 the Company entered into retention arrangements with its Chief Executive Officer, each of the three non-management members of the Company's Board of Directors (the "Board") and key members of management of Simon Marketing. As a further inducement to the Company's directors to continue their service to the Company, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees (see Note 16). Pursuant to this Agreement, the Company has deposited a total of $2,700 with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee, which the Company is unable to pay.

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

On August 28, 2001, the Company entered into retention letter agreements with each of Messrs. Golleher and Kouba and Joseph Bartlett, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $0.75 for services outside of Board and committee meetings (for which they are paid $2 per meeting in accordance with existing Company policy). These agreements, including the hourly rates for services, have been replaced by Executive Services Agreements dated May 30, 2003.

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provide for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments of up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements were approximately $3,100. Approximately $2,500 of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and released back to the Company in 2002 when all such retention and severance payments were made to these applicable employees.

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

On June 6, 2002, the Illinois Circuit Court issued a preliminary order approving the Boland Settlement and authorizing notice to the class. On August 28, 2002, the opt-out period pertaining thereto expired. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. Furthermore, actions may move forward in Canada and in certain of the cases asserting claims not involving the Jacobson theft. On January 3, 2003, the Illinois Circuit Court issued an order approving the Boland Settlement and overruling objections thereto and on April 8, 2003 a final order was issued approving plaintiffs' attorney fees in the amount of $2.8 million. Even if the Boland Settlement is approved and is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. Claims may also be asserted in Canada and by individuals whose claims do not involve the Jacobson theft if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

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

On or about August 20, 2002, an action was filed against Simon Marketing in Florida State Court alleging that McDonald's and Simon Marketing deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens and seek restitution and damages on a class-wide basis in an unspecified amount. Simon Marketing and McDonald's removed this action to federal court on September 10, 2002 and the MDL Panel has transferred the case to the MDL Proceedings in Illinois, where a motion to dismiss was heard on April 29, 2003. The plaintiffs in this case did not opt out of the Boland Settlement.

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

As a result of this lawsuit, PWC resigned as the Company's independent public accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002 filed with the Company's original 2001 Annual Report on Form 10-K. PWC has also indicated that it is unable to re-issue an audit report covering the Company's statement of operations for the year ended December 31, 2000 that has been reclassified for disclosure of discontinued operations. See Item 15(a)1. Financial Statements. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 financial statements which also precludes it from performing any additional audit procedures in the current period in connection with the reclassified 2000 financial statements. The Company does not believe that PWC's independence was impaired. On June 6, 2002, the Company engaged BDO Seidman LLP as the Company's new independent public accountants.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION AND RELATED RECEIVABLES

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

STOCK-BASED COMPENSATION PLANS AND PRO FORMA STOCK-BASED COMPENSATION EXPENSE

At December 31, 2002, the Company had three stock-based compensation plans, which are described below. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Had compensation cost for the Company's 2002, 2001 and 2000 grants for stock based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below. Since there were no stock option grants during 2002, there is no impact on net income as reported in the accompanying consolidated financial statements.


                                                                                       (unaudited)
                                                      2002                2001            2000
                                                   -----------       -----------       -----------
Net loss available for common- as reported         $   (10,377)      $  (123,387)      $   (70,715)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of income taxes                           --              (843)           (1,428)
                                                       -------          --------           -------
Net loss available for common- pro forma               (10,377)         (124,230)          (72,143)
                                                       =======          ========           =======
Loss per common share - basic - as reported              (0.62)            (7.50)            (4.43)
Loss per common share - diluted - as reported            (0.62)            (7.50)            (4.43)
Loss per common share - basic - pro forma                (0.62)            (7.55)            (4.52)

Loss per common share - diluted - pro forma              (0.62)            (7.55)            (4.52)


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

CASH EQUIVALENTS

Cash equivalents consist of short-term, highly liquid investments, which have original maturities at date of purchase of three months or less.

INVESTMENTS

Investments are stated at fair value. Current investments are designated as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and as such, unrealized gains and losses are reported in a separate component of stockholders' equity. Long-term investments, for which there are no readily available market values, are accounted for under the cost method and are carried at the lower of estimated fair value or cost.

PROPERTY AND EQUIPMENT

Historically, property and equipment are stated at cost and are depreciated primarily using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. Property and equipment currently have been adjusted to reflect an impairment charge associated with the Company's loss of its customers (see Note 1). The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and the resulting gains or losses are reflected in income.

IMPAIRMENT OF LONG-LIVED ASSETS

Periodically, the Company assesses, based on undiscounted cash flows, if there has been an other than temporary impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing anticipated undiscounted future cash flows with the carrying value of the related long lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

INCOME TAXES

The Company determines deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

FOREIGN CURRENCY TRANSLATION

The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average rates of exchange during the period. Translation gains and losses are recorded in a separate component of stockholders' equity, and transaction gains and losses are reflected in income.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share have been determined in accordance with the provisions of SFAS No. 128, "Earnings per Share".

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (`SFAS 144"). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement retains the previously existing accounting treatments related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. During the second quarter of 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing its assets and settling its liabilities related to the promotions business. The process is ongoing and will continue throughout 2003 and possibly into 2004. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities initiated by the Company after December 31, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The company is complying with the disclosure requirements of FIN No. 45. The other requirements did not materially affect the Company's financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the company is required to apply FIN No. 46 on July 1, 2003. The Company does not anticipate that FIN No. 46 will materially affect the its consolidated financial statements.

In June 2003 the FASB issued FASB No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are manditorily redeemable through the transfer of company assets at a specified date or upon an event that is likely to occur, an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer settle the obligation through the transfer of assets, an instrument that embodies an unconditional obligation or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares.

FASB No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of this statement on its consolidated financial statements.

3.  SALE OF BUSINESS

In February 2001, the Company sold its Corporate Promotions Group ("CPG") business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts-based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14,000, which included the assumption of approximately $3,700 of Company debt, $2,300 of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. The 2000 financial statements reflect this transaction and include a pre-tax charge of $50,103 due to the loss on the sale of the CPG business, $22,716 of which is associated with the write-off of goodwill attributable to CPG. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $48,975 or $3.07 per share. Net sales in 2000 and 1999 attributable to the CPG business were $146,773 and $134,855, respectively, or 19% and 13%, respectively, of consolidated Company revenues. Net sales in the first quarter of 2001, for the period through February 14, 2001, attributable to the CPG business, were approximately $17,700, or 17% of consolidated Company revenues. Net sales in the first quarter of 2000 attributable to the CPG business were approximately $33,600, or 19% of consolidated Company revenues.

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

The sale of CPG effectively completed the restructuring effort announced by the Company in May 2000 with respect to the CPG business. See Note 15.

Following the closing of the sale of the CPG business, certain disputes arose between the Company and Cyrk. In March 2002, the Company entered into a settlement agreement with Cyrk. Under the settlement agreement: (1) the Company contributed $500 towards the settlement of a lawsuit against the Company and Cyrk made by a former employee, (2) the

Company cancelled the remaining indebtedness outstanding under Cyrk's subordinated promissory note in favor of the Company in the original principal amount of $2,300, (3) Cyrk agreed to vacate the Danvers, Massachusetts facility by June 15, 2002 and that lease would terminate as of June 30, 2002, thereby terminating the Company's substantial lease liability thereunder, (4) Cyrk and the Company each released the other from all known and unknown claims (subject to limited exceptions) including Cyrk's release of all indemnity claims made against the Company arising out of Cyrk's purchase of the CPG business, and (5) a letter of credit in the amount of $500 was provided by Cyrk for the benefit of the Company to support a portion of a $4,200 letter of credit provided by the Company for the benefit of Cyrk in connection with Cyrk's purchase of the CPG business. If Cyrk fails to perform its obligations under this agreement, or fails to perform and discharge liabilities assumed in connection with its purchase of the CPG business, then all or a portion of Cyrk's indebtedness to the Company under the subordinated promissory note may be reinstated. Pursuant to this agreement, the Company's 2001 financial statements reflect the settlement, and include a pre-tax charge of $3,184 associated with the write-off of the subordinated note and other charges relating to final sale and settlement.

4.  DISCONTINUED OPERATIONS

As discussed in Note 1, the Company had effectively eliminated a majority of its ongoing operations related to its promotions business during the second quarter of 2002. Accordingly, the discontinued activities of the Company, including the operations of CPG sold in February 2001 (Note 3), have been classified as discontinued operations in the accompanying consolidated financial statements. Assets and liabilities relating to discontinued operations as of December 31, 2002 and 2001, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                             December 31,   December 31,
                                                                 2002          2001
                                                                -------       -------
Assets:
Cash and cash equivalents                                       $13,236      $40,851
Restricted cash                                                      --        5,865
Investments                                                          --          152
Accounts receivable:
    Trade, less allowance for doubtful accounts of $13,416
    at December 31, 2002 and $15,616 at December 31, 2001           558        7,253
Prepaid expenses and other current assets                           461        2,616
                                                                -------      -------
Total current assets                                             14,255       56,737
Property and equipment, net                                          --        2,690
Other assets                                                      1,110        3,173
                                                                -------      -------
Assets from discontinued operations to be disposed of           $15,365      $62,600
                                                                =======      =======

Liabilities:
Short-term borrowings                                           $     -      $   457
Accounts payable:
   Trade                                                          5,736       21,491
   Affiliates                                                        --           42
Accrued expenses and other current liabilities                    9,629       31,381
Accrued restructuring expenses                                       --        2,444
                                                                -------      -------
Total current liabilities                                        15,365       55,815
Long-term obligations                                                --        6,785
                                                                -------      -------
Liabilities from discontinued operations                        $15,365      $62,600
                                                                =======      =======

Net loss from discontinued operations for the years ended December 31, 2002, 2001 and 2000, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                                               (unaudited)
                                                 -----------    -----------    -----------
                                                     2002          2001           2000
                                                 -----------    -----------    -----------
Net sales                                        $        --    $   324,040    $   768,450
Cost of sales                                             --        252,326        622,730
Write-down of inventory in connection with
  restructuring                                           --             --          1,695
                                                 -----------    -----------    -----------
Gross profit                                              --         71,714        144,025
Selling, general and administrative
  expenses                                             3,464         74,492        153,750
Goodwill amortization expense                             --          1,574          3,547
Related Parties                                        1,458            619          1,265
Impairment of intangible asset                            --         46,671             --
Charges attributable to loss of significant
  customers                                            4,574         33,644             --
Gain on settlement of obligations                    (12,023)            --             --
Restructuring                                           (750)        20,212          4,700
                                                 -----------    -----------    -----------
Operating income (loss)                                3,277       (105,498)       (19,237)

Interest income                                         (366)        (2,075)        (4,269)
Interest expense                                          35            576          1,315
Other (income) expense                                   974         (4,244)        (3,245)
Loss on sale of business                                  --          2,300         27,387
Write-off of goodwill attributable to business
  sold                                                    --             --         22,716
                                                 -----------    -----------    -----------
Income (loss) before income taxes                      2,634       (102,055)       (63,141)
Income tax expense (benefit)                          (3,486)        12,374         (1,605)
                                                 -----------    -----------    -----------
Net income (loss)                                $     6,120    $  (114,429)   $   (61,536)
                                                 ===========    ===========    ===========

5. RESTRICTED CASH

Restricted cash at December 31, 2002 and December 31, 2001 primarily consists of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit (see Note 9). The 2002 restricted cash balance also includes $2,700 deposited in an irrevocable trust entered into during 2002 (see Note 16) and is included as part of continuing operations. The 2001 restricted cash balance also includes $2,500 segregated to secure certain employee retention payments. The $2,500 was released back to the Company in the first quarter of 2002 upon making of retention and severance payments to these employees.

6.  ACCOUNTS RECEIVABLE

On November 13, 2001, the Company had filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. During 2002, a settlement was reached resulting in a payment of $1.5 million by Philip Morris to the Company. As this payment was in excess of the Company's net outstanding receivable due from Philip Morris, a gain of approximately $463 was recorded during the second quarter, included in selling, general, and administrative expenses disclosed in
Note 4. See Note 14 for details. During the second quarter of 2002, the Company also received payments, totaling approximately $877, relating to accounts receivable from other former customers that had been previously deemed to be uncollectible and written off during 2001. The Company also received $464 in connection with the termination of a retirement plan held by one of its foreign subsidiaries. These recoveries, totaling $1,341, have been recorded as reductions to Charges Attributable to Loss of Significant Customers, disclosed in Note 4. Also see Note 13.

7.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                         Discontinued           Continuing
                                          Operations            Operations                 Total
                                     -------------------    --------------------    --------------------
                                                              As of December 31,
                                     -------------------------------------------------------------------
                                       2002       2001        2002        2001        2002        2001
                                     --------   --------    --------    --------    --------    --------
Machinery and equipment              $     --   $  3,390    $    173    $    173    $    173    $  3,563

Furniture and Fixtures                     --      7,442          --          --          --       7,442
Leasehold Improvements                     --        165          --          --          --         165
                                     --------   --------    --------    --------    --------    --------
                                           --     10,997         173         173         173      11,170

Less: Accumulated depreciation and         --     (8,307)       (106)        (49)       (106)     (8,356)
  amortization
                                     --------   --------    --------    --------    --------    --------
                                     $     --   $  2,690    $     67    $    124    $     67    $  2,814
                                     ========   ========    ========    ========    ========    ========

At December 31, 2001, property and equipment reflected an impairment charge of $3,919 associated with the Company's loss of customers (see Note 1). During 2002, the Company recorded additional impairment charges totaling $2,400, which has been included in Charges Attributable to Loss of Customer in Note 4. See
Note 13 for details. Depreciation and amortization expense on property and equipment totaled $475, $3,867 and $6,078 in 2002, 2001 and 2000, respectively.

8. INVESTMENTS

CURRENT

In December 2000, the Company purchased 1,500,000 shares of a marketable security at $5.25 per share. The Company sold 1,310,000 shares in 2001 and realized a gain on the sale of this stock of $4,249. As of December 31, 2001 and 2000, the shares of stock owned by the Company were stated at fair value of $152 and $7,969, respectively. On December 31, 2001, the Company adjusted the basis of this investment to recognize an impairment, totaling $851, due to a decline in market value, which was considered to be other than temporary. During 2002, the Company sold the remainder of its investment in the stock and recognized a nominal loss.

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

In June 2002, certain events occurred which indicated an impairment of its investment in Alliance Entertainment Corp. ("Alliance"), an indirect investment through a limited liability company that is owned by the Yucaipa Companies ("Yucaipa"). This investment had a carrying value of $10,000 at December 31, 2001. Yucaipa is believed to be indirectly a significant shareholder in Alliance, which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. The Company recorded a pre-tax non-cash charge of $10,000 in 2002 to write-down its investment, included in Investment Losses in the accompanying consolidated financial statements. For the years ended December 31, 2001 and December 31, 2000, the Company also recorded impairment charges of $1,500 and $2,500, respectively, related to other investments in affiliate-controlled partnerships. During the third quarter of 2002, the Company also received a final return of capital, totaling approximately $275, on an investment with a carrying value totaling approximately $525 as of December 31, 2001. A loss of approximately $250 was recorded in connection with this final distribution, included in investment losses in the accompanying consolidated financial statements.

While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

9. BORROWINGS AND LONG-TERM OBLIGATIONS

As of December 31, 2001, the Company's borrowing capacity was $21.0 million, of which $.5 million in letters of credit were outstanding. In addition, bank guarantees totaling $.3 million were outstanding at December 31, 2001. Borrowings under these facilities were collateralized by substantially all of the assets of the Company. As a result of the loss of its McDonald's and Philip Morris business (see Note 1), the Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. The Company's Credit and Security Agreements, which provided for working capital and other financing arrangements expired on May 15, 2002.

At December 31, 2002 the Company had various pre-existing letters of credit outstanding, which are cash collateralized and have various expiration dates beginning in February 2003 through August 2007. The Company has approximately $5,400 in outstanding letters, which includes $5,095 of credit provided by the Company to support Cyrk's obligations to Winthrop Resources Corporation. These letters of credit are secured, in part, by $4,595 of restricted cash of the Company. Cyrk had previously agreed to indemnify the Company if Winthrop made any draw under this letter of credit. The remaining letters of credit, totaling approximately $345 million are fully cash collateralized.

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see Note 1), the Company had recorded a $5,042 adjustment in the third quarter of 2001 to accelerate the recognition of contingent payment obligations (due in June 2002) arising from the acquisition of Simon Marketing in 1997. This obligation was recorded as a charge to Additional Paid in Capital during 2001. Pursuant to Separation, Settlement and General Release Agreements entered into during 2002, the Company paid approximately $1,996 to settle this obligation. The remaining liability, totaling approximately $2,994, was reversed through Additional Paid in Capital during 2002.

In connection with the discontinuance of the Company's supermarket operations, the Company filed a lawsuit in 1993 against its former contractual partner. During 1998 the Company settled the litigation by entering into a Joint Business Arrangement with the defendant, at which time the Company made a cash payment and recorded a $2,900 accrual for the maximum potential liability under the agreement, which is included in other long-term obligations within discontinued operations in the accompanying 2001 financial statements. During 2002, the Company paid approximately $2,175 to settle these obligations, resulting in a settlement gain of $725, recorded as a reduction to selling, general, and administrative expenses in Note 4.

10. LEASE OBLIGATIONS

During 2002, the Company settled all of its outstanding domestic and international real estate and equipment lease obligations, except for one expired warehouse lease with approximately $70 of unpaid rent, and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. As these settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities, the Company recorded a 2002 gain totaling approximately $2,768, recorded as a reduction to selling, general, and administrative expenses in Note 4.

The approximate minimum rental commitments under all noncancelable leases as of December 31, 2002 total $78, which are due in 2003.

Rental expense for all operating leases was $2,694, $7,989 and $10,893 for the years ended December 31, 2002, 2001 and 2000, respectively. Rent is charged to operations on a straight-line basis for certain leases.

11. INCOME TAXES

The components of the provision (benefit) for income taxes, all of which are related to discontinued operations for all periods, are as follows:

                                                (unaudited)
                            2002       2001        2000
                          --------   --------    --------
Current:
            Federal       $ (3,486)  $    520    $ (4,544)
            State               --         --         465
            Foreign             --         --       2,086
                          --------   --------    --------
                          $ (3,486)  $    520    $ (1,993)

Deferred:
            Federal       $      -   $ 10,702    $   (258)
            State               --      1,152         646
                          --------   --------    --------
                                --     11,854         388
                          --------   --------    --------
                          $ (3,486)  $ 12,374    $ (1,605)
                          ========   ========    ========

As required by SFAS 109, the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of approximately $43,715 is required at December 31, 2002. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, were as follows:

                                            2002        2001
                                          --------    --------
Deferred tax assets:
  Receivable reserves                     $  2,207    $    864
  Inventory capitalization and reserves         --       2,217
  Other asset reserves                      12,173       7,453
  Deferred compensation                         19       1,186
  Capital Losses                             6,894       2,594
  Foreign tax credits                        1,881       1,881
  Alternative minimum tax credits               --         637
  Net operating losses                      20,582      27,537
  Depreciation                                 (41)      1,146
  Valuation Allowance                      (43,715)    (45,515)
                                          --------    --------
                                          $     --    $     --
                                          ========    ========

As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $54,277 and $24,076, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards began to expire in 2002. As of December 31, 2002, the Company also had foreign tax credit carryforwards of $1,881 that began to expire in 2002. As of December 31, 2002, the Company had capital loss carryforwards of approximately $6,894 which begin expiring 2006.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                                    (unaudited)
                                              2002         2001         2000
                                            --------     --------     --------

Federal tax (benefit) rate                      (34)%        (35)%        (35)

Increase (decrease) in taxes resulting
from:
         State income, taxes, net of
           federal benefit                       (6)          (1)           1
         Effect of foreign tax rates and
           non-utilization of Federal and
           State losses                          25           32            7
         Release of prior years'
           estimated tax
           liability accounts                   (27)          --           --
         Goodwill                                --           16            1
         Non-deductible loss on sale of
           business                               1           --           22
         Meals and Entertainment                 --           --            1
         Life Insurance                           5           --           --
         Other, net                               9           (1)           1
                                           --------     --------     --------
Effective tax (benefit) rate                   (27)%          11%          (2)%
                                           ========     ========     ========

An audit by the Internal Revenue Service covering the tax years 1996 through 2000 was in process during 2002. Based on the Company filing of the 2001 tax return in September 2002 and preliminary discussions with the IRS, management believed that the Company had no additional tax obligations.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At December 31, 2002 and 2001, accrued expenses and other current liabilities consisted of the following:

                                 Discontinued          Continuing
                                  Operations           Operations               Total
                              -------------------   -------------------   -------------------
                                                       As of December 31,
                              ---------------------------------------------------------------
                                2002       2001       2002       2001       2002       2001
                              --------   --------   --------   --------   --------   --------
Accrued payroll and related
items and deferred
  compensation                $    344   $ 10,400   $      -   $      -   $    344   $ 10,400
Inventory Purchases              4,378      6,201         --         --      4,378      6,201
Lease Obligations                   --      2,596         --         --         --      2,596
Royalties                        1,552      2,912         --         --      1,552      2,912
Administrator Fees                  --      2,962         --         --         --      2,962
Other                            3,354      6,310        478        134      3,833      6,444
                              --------   --------   --------   --------   --------   --------
                              $  9,629   $ 31,381   $    478   $    134   $ 10,107   $ 31,515
                              ========   ========   ========   ========   ========   ========

Other accrued expenses as of December 31, 2001 included a tax accrual totaling approximately $3,486. An audit by the Internal Revenue Service covering the tax years 1996 through 2000 was in process during 2002. Based on the Company filing of the 2001 tax return in September 2002 and discussions with the IRS, management believed that the Company had no additional tax obligations. Therefore, the aforementioned accrual was reversed during 2002 through income tax provision (benefit) disclosed in Note 11.

During 2002, the Company settled lease obligations that were outstanding as of December 31, 2001. See Note 10 for further details.

13.  CHARGES ATTRIBUTABLE TO LOSS OF CUSTOMERS

During 2002, the Company recorded a pre-tax net charge totaling approximately $4,574 associated with the loss of customers. Charges totaling $8,645, primarily related to asset write-downs ($3,575), professional fees ($4,334), labor and other costs ($736), were partially offset by a recoveries of certain assets, totaling $1,341 (see Note 6), that had been written off and included in the 2001 charges attributable to the loss of significant customers and other gains ($2,730).

In the second half of 2001, the Company recorded third and fourth quarter pre-tax charges totaling approximately $33,644. These charges relate principally to a substantial reduction of its worldwide infrastructure, including, asset write-downs

($22,440), lump-sum severance costs associated with the termination of approximately 377 employees ($6,275), lease cancellations ($1,788), legal fees ($1,736) and other costs associated with the McDonald's and Philip Morris matters ($1,405).

14.  GAIN ON SETTLEMENT OF OBLIGATIONS

During 2002 the Company negotiated settlements related to outstanding liabilities with many of its vendors. As these settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities, the Company recorded a gain, totaling approximately $12,023. This gain is classified as gain on settlement of obligations disclosed in Note
4. No such gains were recorded by the Company during 2001.

15.  RESTRUCTURING AND OTHER CHARGES

A summary of the charges for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                          (unaudited)
                      2002        2001       2000
                    --------    --------   --------
Restructuring       $   (750)   $ 20,212   $  5,735
Settlement charge         --          --        660
                    --------    --------   --------
                    $   (750)   $ 20,212   $  6,395
                    ========    ========   ========

2001 RESTRUCTURING

After the February 2001 sale of its CPG business, and its previously announced intentions, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position had been consolidated under Allan I. Brown, who had served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing, the Company's wholly owned subsidiary based in Los Angeles, California since 1975.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20,212 for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10,484), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6,500), a loss on the sale of the United Kingdom business ($2,147) and the settlement of certain lease obligations ($1,081). The restructuring plan was complete by the first quarter of 2002. During 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $304 reduction to the restructuring accrual outstanding as of December 31, 2001. A summary of activity in the restructuring accrual related to the 2001 restructuring action is as follows:

BALANCE AT JANUARY 1, 2001    $     --
Restructuring provision         20,212
Non-cash asset write-downs      (8,874)
Employee termination costs
  and other cash payments       (9,340)
                              --------
BALANCE AT DECEMBER 31, 2001     1,998
Employee termination costs
  and other cash payments       (1,544)
Non-cash asset write-downs        (150)
Accrual reversal                  (304)
                              --------
BALANCE AT DECEMBER 31 2002   $     --
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

The restructuring charge relates principally to involuntary termination costs ($2,970), asset write-downs ($1,965), including $1,695 of inventory write-downs, and the settlement of lease obligations ($800). The Company eliminated approximately 85 positions, or 7% of its domestic workforce. This charge had the effect of increasing the 2000 net loss available to common stockholders by approximately $5,606 or $0.35 per share. The restructuring plan was complete by the first quarter of 2002. During 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $446 reduction to the restructuring accrual outstanding as of December 31, 2001. A summary of activity in the restructuring accrual related to the 2000 restructuring action is as follows:

BALANCE AT JANUARY 1, 2001     $ 1,193
Employee termination costs
  And other cash payments         (657)
Non-cash asset write-downs         (90)
                               -------
BALANCE AT DECEMBER 31, 2001       446
Accrual reversal                  (446)
                               -------
BALANCE AT DECEMBER 31, 2002   $    --
                               =======


2000 SETTLEMENT CHARGE

The Company recorded a 2000 nonrecurring pre-tax charge to operations of $660 associated with the settlement of a change in control agreement with an employee of the Company who was formerly an executive officer.

16.  INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2,700. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or (ii) March 1, 2022, the Company is required to replenish the Trust (up to $2,700) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in Restricted Cash in the accompanying consolidated balance sheets.

17. REDEEMABLE PREFERRED STOCK

In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles-based investment firm, invested $25,000 in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25,000. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,347,340 shares as of December 31, 2002 and 3,216,728 shares as of December 31, 2001).

In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of a newly authorized series of preferred stock at a purchase price of $15,000. Each share of this series of preferred stock issued upon exercise of the warrant is convertible, at Yucaipa's option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,667 shares as of December 31, 2002 and December 31, 2001, respectively). The warrant expires on November 10, 2004.

Assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 17% and 16% of the then outstanding common shares at December 31, 2002 and December 31, 2001, respectively. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Yucaipa would own a total of approximately 23% of the then outstanding common shares at December 31, 2002 and December 31, 2001, respectively, making it the Company's largest shareholder.

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

In connection with this transaction, the managing partner of Yucaipa was appointed chairman of the Company's Board of Directors and Yucaipa was entitled to nominate two additional individuals to a seven person board. In August 2001, the managing partner of Yucaipa, along with another Yucaipa representative, resigned from the Company's Board of Directors.

Additionally, the Company paid Yucaipa a management fee of $500 per year for a five-year term for which Yucaipa provided general business consultation and advice and management services. On October 17, 2002, the Management Agreement was terminated and a payment was made to Yucaipa of $1.5 million and each party was released from further obligations thereunder. See Item 13. Certain Relationships and Related Transactions and notes to consolidated financial statements.

18. STOCK PLANS

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

The fair value of each option grant under the above plans was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000, respectively: expected dividend yield of 0 % for all years; expected life of 3.0 years for 2001 and 4.5 years for 2000; expected volatility of 142% for 2001 and 70% for 2000; and, a risk-free interest rate of 4.4% for 2001 and 6.7% for 2000. There were no stock options granted under any of the plans during 2002.

The following summarizes the status of the Company's stock options as of December 31, 2002, 2001 and 2000 and changes for the years then ended:

                                                                                                    (unaudited)
                                                     2002                      2001                    2000
                                                    Weighted                 Weighted                Weighted
                                                    Exercise                 Exercise                Exercise
                                      Shares         Price       Shares      Price       Shares       Price
                                    --------------------------------------------------------------------------
Outstanding at the beginning of     1,176,199        $7.55     1,847,448     $9.45      2,322,121    $ 10.17
year
                     Granted               --           --       182,000      0.35        336,931       6.41
                     Exercised             --           --            --        --        (19,008)      6.02
                     Canceled       1,046,199         7.35      (853,249)    10.32       (792,596)     10.35
                                    ---------                  ---------                ---------
Outstanding at end of year            130,000         9.16     1,176,199      7.55      1,847,448      9.45

Options exercisable at year-end       122,500         9.59       844,809      8.96      1,290,702     10.75
                                    ---------                  ---------                ---------
Options available for future grant  2,456,389                  2,586,389                1,915,140
                                    ---------                  ---------                ---------


Weighted average fair value of
  options granted during the year  Not applicable                  $1.92                    $3.88


The following table summarizes information about stock options outstanding at December 31, 2002:


                                     Options Outstanding                   Options Exercisable
                         ------------------------------------------     -------------------------
                                           Weighted
       Range of                             Average       Weighted                        Weighted
       Exercise              Number        Remaining      Average          Number         Average
        Prices            Outstanding   Contractual Life   Price         Exercisable        Price
-------------------------------------------------------------------------------------------------
  $ 2.00    -  $ 5.38       65,000           6.63           4.60            57,500           4.93
  $ 7.56       $ 8.81       25,000           6.85           8.31            25,000           8.31
  $12.25       $15.50       25,000           5.04          14.85            25,000          14.85
  $16.50       $28.75       15,000           2.24          20.83            15,000          20.83
                           -------                                          ------
  $ 2.00    -   28.75      130,000           5.86         $ 9.16           122,500        $  9.59
========     ========      =====================================          =======================

EMPLOYEE STOCK PURCHASE PLAN

Pursuant to its 1993 Employee Stock Purchase Plan (the "Stock Purchase Plan"), as amended in November 1999, the Company is authorized to issue up to an aggregate of 600,000 shares of its common stock to substantially all full-time employees electing to participate in the Stock Purchase Plan. Eligible employees may contribute, through payroll withholdings or lump-sum cash payment, up to 10% of their base compensation during six-month participation periods beginning in January and July of each year. At the end of each participation period, the accumulated deductions are applied toward the purchase of Company common stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. Employee purchases amounted to 0 shares in 2002, 57,808 shares in 2001 and 80,284 shares in 2000 at prices ranging from $2.59 to $6.69 per share. At December 31, 2002, 190,811 shares were available for future purchases. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000, respectively: expected dividend yield of 0% for all years; expected life of six months for all years; expected volatility of 142% for 2001 and 70% for 2000; and, a risk-free interest rate of 4.4% and 5.6% for 2001 and 2000, respectively. The weighted average fair value of those purchase rights per share granted in 2001 and 2000 was $1.69 and $1.77, respectively. There were no grants during 2002.

COMMON STOCK PURCHASE WARRANTS

In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10,000 to be used for general corporate purposes. The warrant is exercisable at any time from the grant date of February 12, 1998 to February 12, 2003 at an exercise price of $10.25 per share, which represented the fair market value on the grant date.

Additionally, in June 1998, the Company issued a warrant to purchase 200,000 shares of the Company's common stock as part of settling a preacquisition contingency of Simon. The warrant is exercisable at any time from the grant date of June 30, 1998 to July 31, 2002 at an exercise price of $11.00 per share, which represented the fair market value on the grant date.

19. COMPREHENSIVE INCOME

The Company's comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities, and is presented in the Consolidated Statements of Stockholders' (Deficit) Equity. Components of other comprehensive income
(loss) consist of the following:

                                                                  (unaudited)
                                                2002      2001       2000
                                               -------   -------    -------
Change in unrealized gains
  and losses on investments                    $    --   $   (94)   $(2,196)
Foreign currency translation
  adjustments                                    2,115    (1,186)       109
Income tax benefit (expense) related to
  unrealized gains and losses on investments        --        --        954
                                               -------   -------    -------

Other comprehensive income (loss)              $ 2,115   $(1,280)   $(1,133)
                                               =======   =======    =======

20. PROFIT-SHARING RETIREMENT PLAN

Until December 2002, the Company had a qualified profit-sharing plan under
Section 401(k) of the Internal Revenue Code that is available to substantially all employees. Under this plan the Company matches one-half of employee contributions up to six percent of eligible payroll. Employees are immediately fully vested for their contributions and vest in the Company contribution ratably over a three-year period. The Company's contribution expense for the years ended December 31, 2002, 2001 and 2000 was $50, $664 and $1,194,
respectively.

21. COMMITMENTS AND CONTINGENCIES

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

22. RELATED PARTY TRANSACTIONS

The Company leased warehouse facilities under a fifteen-year operating lease agreement, which was to expire December 31, 2011 from a limited liability company, which is jointly owned by a former officer and a former director of the Company. The agreement provided for annual rent of $462 and for the payment by the Company of all utilities, taxes, insurance and repairs. As a result of the February 2001 sale of the CPG business (see Note 3), the buyer became the primary obligor under this lease, however, the Company remained liable under this lease to the extent that the buyer did not perform its obligations under the lease. Pursuant to an agreement entered into in March 2002, among and between the Company, the buyer and the landlord, the lease terminated effective June 30, 2002, along with any and all obligations of the Company under the lease.

In order to induce their continued commitment to provide vital services to the Company in the wake of the events of August 2001, in the third quarter of 2001 the Company entered into retention arrangements with its CEO, each of the three non-management members of the Company's Board of Directors (the "Board") and key members of management of Simon

Marketing. As a further inducement to the Company's directors to continue their service to the Company, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. Pursuant to this Agreement, the Company has deposited a total of $2,700 with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee, which the Company is unable to pay.

In connection with the wind-down of its business operations and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its CEO in March 2002. In accordance with the terms of this Agreement, the CEO's employment with the Company terminated in March 2002 (the CEO remains on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the CEO and the Company were terminated, including the CEO's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. (For additional information related to the CEO's retention agreement, see the Company's 2001 third quarter Form 10-Q.) The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board consisting of Messrs. Golleher and Kouba, in consultation with outside financial, accounting, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4,563, relating principally to the forgiveness of indebtedness of the CEO to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the CEO. The Company received a full release from the CEO in connection with this Agreement, and the Company provided the CEO with a full release. Additionally, the Agreement calls for the CEO to provide consulting services to the Company for a period of six months after the CEO's employment with the Company terminated in exchange for a fee of approximately $47 per month, plus specified expenses.

On August 28, 2001, the Company entered into retention letter agreements with each of Joseph Bartlett, George Golleher and Anthony Kouba, the non-management members of the Board, pursuant to which the Company paid each of them a retention fee of $150 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside Board and committee meetings (for which they are paid $2,000 per meeting in accordance with existing Company policy). In 2001, payments totaling approximately $276, $463, and $480 were made to Messrs. Bartlett, Golleher and Kouba, respectively. In 2002, payments totaling approximately $61, $736, and $841 were made to Messrs. Bartlett, Golleher and Kouba, respectively. These agreements, including the hourly rate for services, have subsequently been replaced by Executive Services Agreements dated May 30, 2003.

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provide for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements (for example, termination without cause). In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements were approximately $3,100. Approximately $2,500 of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and released back to the Company in 2002 when all such retention and severance payments were made to these applicable employees.

On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by the payment to Yucaipa of $1,500 and each party was released from further obligations thereunder. The Company recorded this payment as a Related Parties expense during 2002. See Note 4 for details.

In the fourth quarter of 2002, Cyrk informed the Company that Cyrk (1) was suffering substantial financial difficulties, (2) would not be able to discharge its obligations secured by the Company's $4,200 letters of credit and (3) would be able to obtain a $2,500 equity infusion if it was able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 to pay the Company $1,500 in exchange for the Company's agreement to apply its $3,700 restricted cash to discharge Cyrk's obligations to Winthrop, with any remainder to be turned over to Cyrk. The option was only to be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and the Company obtaining all necessary third party consents, Cyrk and its subsidiaries providing the Company with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk exercises this option, the Company would incur a loss ranging from between $2,200 to $3,700. Cyrk was unable to satisfy all conditions to the option, and it expired unexercised.

On February 7, 2003, the Company entered into additional agreements with Messrs. Golleher and Kouba in order to induce them to continue to serve as members of the Executive Committee of the Board and to compensate them for the additional obligations, responsibilities and potential liabilities of such service, including responsibilities imposed under the federal securities laws by virtue of the fact that, as members of the Executive Committee, they serve, in effect, as the chief executive officers of the Company since the Company has no executive officers. The agreements provide for a fee of $100,000 to each of Messrs. Golleher and Kouba for each of 2002 and 2003. Also on that date the Company entered into a similar agreement with Greg Mays who provides financial and accounting services to the Company as a consultant but, in effect, serves as the Company's chief financial officer. The agreement provides for a fee of $50,000 to Mr. Mays for each of 2002 and 2003.

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

23. SEGMENTS AND RELATED INFORMATION

Up to the events of August 2001 (see Note 1), the Company operated in one industry: the promotional marketing industry. The Company's business in this industry encompassed the design, development and marketing of high-impact promotional products and programs.

A significant percentage of the Company's sales had been attributable to a small number of customers. In addition, a significant portion of trade accounts receivable related to these customers. The following summarizes the concentration of sales and trade receivables for customers with sales in excess of 10% of total sales for any of the years ended December 31, 2001 and 2000, respectively. There were no sales during 2002. A majority of the outstanding receivables as of December 31, 2002 pertain to one customer for which a 100% reserve has been established.

                                 % of Trade
              % of Sales          Receivables
            --------------      --------------
                   (unaudited)         (unaudited)
            2001      2000      2001      2000
            ----      ----      ----      ----
Company A    78        65        55         73
Company B     8         9        15         15

The Company historically conducted its promotional marketing business on a global basis. The following summarizes the Company's net sales for the years ended December 31, 2001 and 2000, respectively, by geographic area. There were no sales during 2002.

                           (unaudited)
                  2001        2000
                 --------   --------
United States    $199,583   $505,209
Germany            45,709     76,015
Asia               45,301    106,380
United Kingdom     13,676     25,962
Other foreign      19,771     54,884
                 --------   --------
Consolidated     $324,040   $768,450
                 ========   ========

The following summarizes the Company's long-lived assets as of December 31, 2002, 2001 and 2000, respectively, by geographic area:

                                     (unaudited)
                  2002       2001       2000
                --------   --------   --------
United States   $  1,949   $ 16,267   $ 79,861
Foreign               21        987      3,297
                --------   --------   --------
                $  1,970   $ 17,254   $ 83,158
                ========   ========   ========

Geographic areas for net sales are based on customer locations. Long-lived assets include property and equipment, excess of cost over net assets acquired (in 2001 and 2000) and other non-current assets.

24. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income (loss) available to common stockholders" and other related disclosures required by SFAS No.128:


                                                                For the Twelve Months Ended December 31,
                             ------------------------------------------------------------------------------------------------------
                                        2002                                2001                              2000 (unaudited)
                             ---------------------------------  ---------------------------------- --------------------------------
                                                        Per                               Per                               Per
                               Income    Shares        Share    Income      Shares       Share     Income       Shares      Share
                             (Numerator) (Denominator)  Amount (Numerator)  (Denominator)  Amount  (Numerator) (Denominator)  Amount
                             ----------- -------------  ------ -----------  -------------  ------- ----------  -------------  ------
Basic and diluted EPS:
  Loss from continuing
    operations                $ (15,406)                        $(7,916)                           $(8,179)
  Preferred stock dividends        1091                            1042                               1000
                              ---------                        --------                            -------
  Loss from continuing
    operations available
    to common stockholders    $ (16,497) 16,653,193   $ (0.99) $ (8,958)   16,454,779    $(0.54)   $(9,179)  15,971,537   $ (0.57)
                              =========  ==========   =======  ========    ==========    ======    =======   ==========   =======

  Income (loss) from
    discontinued operations       6,120  16,653,193   $  0.37  (114,429)   16,454,779    $(6.95)   (61,536)  15,971,537   $ (3.85)
                              =========  ==========   =======  ========    ==========    ======    =======   ==========   =======
  Net loss                       (9,286)                       (122,345)                           (69,715)
  Preferred stock dividends       1,091                           1,042                              1,000
                              ---------                        --------                            -------
  Net loss available to
    common stockholders         (10,377) 16,653,193    $(0.62) (123,387)   16,454,779    $(7.50)   (70,715)  15,971,537   $ (4.43)
                              =========  ==========   =======  ========    ==========    ======    =======   ==========   =======

For the year ended December 31, 2002, 3,300,225 of convertible preferred stock were not included in the computation of diluted EPS from continuing operations, net loss, or net loss available to common stockholders and for the years ended December 31, 2001 and December 31, 2000, 3,376,032 and 3,499,226, respectively, of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

25. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

THE FOLLOWING IS A TABULATION OF THE QUARTERLY RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001, RESPECTIVELY:

                                                            First         Second       Third          Fourth
                      2002                                 Quarter        Quarter     Quarter        Quarter
-------------------------------------------------          -------        -------     -------        -------

Continuing Operations:
Net Sales                                               $       --    $       --    $       --    $       --
Gross Profit                                                    --            --            --            --
Net income (loss)                                           (1,328)      (11,218)       (1,318)       (1,542)
Loss per common share available to common-
  basic & diluted                                            (0.10)        (0.69)        (0.10)        (0.10)

Discontinued Operations:
Net Sales                                               $       --    $       --    $       --    $       --
Gross Profit                                                    --            --            --            --
Net income (loss)                                           (3,839)        9,766          (405)          598
Loss per common share available to common-
 basic & diluted                                             (0.23)         0.59         (0.02)         0.03


                                                   First         Second          Third        Fourth
                      2001                        Quarter        Quarter        Quarter       Quarter
------------------------------------------      -----------    -----------    -----------    -----------
Continuing Operations:

Net Sales                                       $        --    $        --    $        --    $        --
Gross Profit
Net loss                                             (1,429)        (1,189)        (1,919)        (3,379)
Loss per common share available to common-
  basic &  diluted                                    (0.10)         (0.09)         (0.13)         (0.22)

Discontinued Operations:
Net Sales                                       $   106,505    $   111,089    $    93,819    $    12,627


Gross Profit                                         24,965         18,971         20,398          7,380
Net income (loss)                                    (2,790)       (13,665)       (65,274)       (32,700)
Loss per common share available to
  common- basic & diluted                             (0.17)         (0.83)         (3.92)         (2.03)

                                   SCHEDULE II

                              SIMON WORLDWIDE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)


                                       Additions
                                      Charged To                             Deductions
Accounts Receivable,    Balance At     Costs And                          (Charged Against     Balance At
   Allowance For        Beginning       Expenses                              Accounts           End
 Doubtful Accounts      Of Period   (Bad Debt Expenses)      Recoveries      Receivable)       Of Period
 -----------------      ---------   -------------------      ----------     -----------       ---------
2002                    $  15,616      $      --            $   1,733       $     467         $  13,416
2001                        2,074         15,492(1)                --           1,950            15,616
2000(unaudited)             4,243          3,423                   --           5,592             2,074



                                         Additions
  Deferred Income       Balance At      Charged To                                      Balance At
     Tax Asset          Beginning       Costs And                                          End
Valuation Allowance     Of Period        Expenses          Recoveries     Deductions     Of Period
-------------------     ---------  --------------------    ----------     ----------     ---------
      2002              $  45,515     $  (1,800)            $    --       $      --      $  43,715
      2001                  5,557        39,958                  --              --         45,515
      2000(unaudited)       1,252         4,305                  --              --          5,557



(1) Approximately $2,101 of the 2001 bad debt expense was recorded as selling, general and administrative expenses in the accompanying consolidated financial statements. The remainder, totaling approximately $13,391 was recorded as charges attributable to loss of significant customers.

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

2.5 (17)                   Letter Agreement Between Cyrk and Simon, dated December 20, 2002

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

10.10  (10)    .           Registration Rights Agreement between the Company and Overseas Toys, L.P.

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

10.20 (2) (15)             Retention and Amendment Agreement dated as of August 29,
                           2001 between the Company and Allan I. Brown


10.21 (2)(15)              Form of Retention Agreement dated as of August 28, 2001
                           between the Company and each of George Golleher,
                           Anthony Kouba and Joseph Bartlett

10.22  (2) (16)            Termination, Severance and General Release Agreement
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

10.23 (16)                 Amended Consulting Agreement and General Release
                           between the Company and Eric Stanton, dated March 1,
                           2002

10.24 (16)                 Settlement and General Release Agreement between the
                           Company and Vivian Foo, dated March 15, 2002

10.25 (16)                 Indemnification Trust Agreement between the Company and
                           Development Specialists, Inc. as Trustee, dated March
                           1, 2002

10.26 (16)                 Promissory Note and Pledge Agreement by Allan Brown
                           in favor of the Company dated June 9, 1997

10.27 (17)                 Letter Agreement, dated October 9, 2002, to terminate and settle the Management Agreement between the Company and Yucaipa

10.28                      February 7, 2003 letter agreements with George Golleher, Anthony
                           Kouba and Greg Mays regarding 2002 and 2003 compensation, filed herewith

10.29                      May 30, 2003 Executive Services Agreements with Joseph Bartlett,
                           Allan Brown, George Golleher, Anthony Kouba, Gregory Mays, and
                           Terrence Wallock, filed herewith

21.1 (17)                  List of Subsidiaries

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

(16) Filed as an exhibit to the Registrant's original report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(17) Filed as an exhibit to the Registrant's report on Form 10-K/A for the year ended December 31, 2001, dated April 18, 2003, and incorporated herein by reference.

70