Form 10-Q
period 2003-03-31
SIMON WORLDWIDE INC
filed 2003-08-19
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to ________________________

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

At July 31, 2003, 16,653,193 shares of the Registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                            PAGE NUMBER
PART I      FINANCIAL INFORMATION

            Item 1.     Financial Statements (Unaudited)

                        Consolidated Balance Sheets -
                        March 31, 2003 and December 31, 2002                                       3

                        Consolidated Statements of Operations -
                        For the three months ended March 31, 2003 and 2002                         4

                        Consolidated Statements of Comprehensive Income -
                        For the three months ended March 31, 2003 and 2002                         5

                        Consolidated Statements of Cash Flows -
                        For the three months ended March 31, 2003 and 2002                         6

                        Notes to Consolidated Financial Statements                              7-15

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                          16-19

            Item 3.     Quantitative and Qualitative Disclosures About Market
                        Risk                                                                      19

            Item 4.     Controls and Procedures                                                   19

PART II     OTHER INFORMATION

            Item 1.     Legal Proceedings                                                         20

            Item 6.     Exhibits and Reports on Form 8-K                                          20

            SIGNATURES                                                                         21-24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 March 31,      December 31,
                                                                                   2003             2002
                                                                               ------------     ------------
                                                                                (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                   $          -     $      1,181
   Restricted cash                                                                    7,205            7,640
   Prepaid expenses and other current assets                                          1,217            1,394
   Assets from discontinued operations to be disposed of - current                   13,216           14,255
                                                                               ------------     ------------
Total current assets                                                                 21,638           24,470
Property and equipment, net                                                              64               67
Investments                                                                             500              500
Other assets                                                                            293              293
                                                                               ------------     ------------
                                                                                     22,495           25,330
Assets from discontinued operations to be disposed of - non-current                   1,172            1,110
                                                                               ------------     ------------
                                                                               $     23,667     $     26,440
                                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable:
     Trade                                                                     $          4     $         51
     Affiliates                                                                         155              155
   Accrued expenses and other current liabilities                                       320              478
   Liabilities from discontinued operations - current                                14,388           15,365
                                                                               ------------     ------------
Total current liabilities                                                            14,867           16,049

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 27,892 shares issued and outstanding at March 31, 2003 and 27,616 shares issued and outstanding
    at December 31, 2002, stated at redemption value of $1,000 per share             27,892           27,616

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares authorized;
     16,653,193 shares issued and outstanding at March 31, 2003 and
     December 31, 2002                                                                  167              167
   Additional paid-in capital                                                       138,500          138,500
   Retained deficit                                                                (157,759)        (155,892)
                                                                               ------------     ------------
Total stockholders' deficit                                                         (19,092)         (17,225)
                                                                               ------------     ------------
                                                                               $     23,667     $     26,440
                                                                               ============     ============

    The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                  For the three months
                                                                     ended March 31,
                                                               -------------------------
                                                                  2003           2002
                                                               ----------     ----------
Revenue                                                        $        -     $        -

General and administrative expenses                                 1,472          1,328
                                                               ----------     ----------
Loss from continuing operations before income taxes                (1,472)        (1,328)
Income tax benefit                                                      -              -
                                                               ----------     ----------
Net loss from continuing operation                                 (1,472)        (1,328)
Loss from discontinued operations, net of tax                        (117)        (3,839)
                                                               ----------     ----------
Net loss                                                           (1,589)        (5,167)
Preferred stock dividends                                             278            269
                                                               ----------     ----------
Net loss available to common stockholders                      $   (1,867)    $   (5,436)
                                                               ==========     ==========

Loss per share from continuing operations available
   to common stockholders:
   Loss per common share - basic and diluted                   $    (0.10)    $    (0.10)
                                                               ==========     ==========
   Weighted average shares outstanding - basic and diluted         16,653         16,653
                                                               ==========     ==========

Loss per share from discontinued operations:
   Loss per common share - basic and diluted                   $    (0.01)    $    (0.23)
                                                               ==========     ==========
   Weighted average shares outstanding - basic and diluted         16,653         16,653
                                                               ==========     ==========

Net loss available to common stockholders:
   Loss per common share - basic and diluted                   $    (0.11)    $    (0.33)
                                                               ==========     ==========
   Weighted average shares outstanding - basic and diluted         16,653         16,653
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

                              SIMON WORLDWIDE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)

                                                 For the three months
                                                    ended March 31,
                                             -----------------------------
                                                 2003             2002
                                             ------------     ------------
Net loss                                     $     (1,589)    $     (5,167)
                                             ------------     ------------
Other comprehensive income, before tax:
  Foreign currency translation adjustments              -              190
Income tax expense related to items of
  other comprehensive income                            -                -
                                             ------------     ------------
Other comprehensive income, net of tax                  -              190
                                             ------------     ------------
Comprehensive loss                           $     (1,589)    $     (4,977)
                                             ============     ============

    The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                           For the three months
                                                                              ended March 31,
                                                                        -------------------------
                                                                           2003           2002
                                                                        ----------     ----------
Cash flows from operating activities:
   Net loss                                                             $   (1,589)    $   (5,167)
   Loss from discontinued operations                                          (117)        (3,839)
                                                                        ----------     ----------
   Loss from continuing operations                                          (1,472)        (1,328)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                           15             14
   Increase (decrease) in cash from changes
     in working capital items:
        Prepaid expenses and other current assets                              177            235
        Accounts payable                                                       (47)            45
        Accrued expenses and other current liabilities                        (158)           160
                                                                        ----------     ----------
Net cash used in operating activities                                       (1,485)          (874)
                                                                        ----------     ----------

Cash flows from investing activities:
   Purchase of property and equipment                                          (12)             -
   Decrease in restricted cash                                                 435              -
                                                                        ----------     ----------
Net provided by investing activities                                           423              -
                                                                        ----------     ----------

Net cash provided by financing activities                                        -              -
                                                                        ----------     ----------
Net cash used in continuing operations                                      (1,062)          (874)
Net cash provided by (used in) discontinued operations                        (119)           874
                                                                        ----------     ----------
Net decrease in cash and cash equivalents                                   (1,181)             -
Cash and cash equivalents, beginning of period                               1,181              -
                                                                        ----------     ----------
Cash and cash equivalents, end of period                                $        -     $        -
                                                                        ==========     ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                           $        -     $       35
                                                                        ==========     ==========
     Income taxes                                                       $        2     $    1,295
                                                                        ==========     ==========
Supplemental non-cash investing activities:
   Dividends paid in kind on mandatorily redeemable preferred stock     $      276     $      265
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

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Simon Worldwide, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those considered necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. During the second quarter of 2002, the discontinued activities of the Company, consisting of certain revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company's promotions business, have been classified as discontinued operations for financial statement reporting purposes. Prior period historical financial information, pertaining to the promotions business, has been reclassified to discontinued operations (see Note
4).

The embezzlement by a former employee caused McDonald's Corporation ("McDonald's") and Philip Morris Incorporated ("Philip Morris", now known as Altria, Inc.), substantial customers, to terminate their relationships with the Company (see Note 2). The loss of these customers resulted in the Company no longer having a business. Prior to the loss of its customers, the Company had operated as a multi-national full service promotional marketing company. Substantially all of the Company's assets and liabilities are in the same business segment. The disposal of the Company's long-lived assets and settlement of its liabilities is ongoing and will continue throughout 2003 and possibly into 2004.

At March 31, 2003 and December 31, 2002, the Company had a passive investment in a limited liability company controlled by an affiliate (see Note 5).

The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2. LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's and, to a lesser extent, Philip Morris. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001 or arose subsequent to that date (see Note 7). As of December 31, 2001, the Company had 136 employees worldwide and had reduced its worldwide workforce to 9 employees as of December 31, 2002 and March 31, 2003.

At March 31, 2003 and December 31, 2002, the Company had a stockholders' deficit of $19,092 and $17,225, respectively and a net loss of $1,589 and $5,167 for the three month periods ended March 31, 2003 and 2002, respectively. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2002, the Company's independent public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing, Inc. ("Simon Marketing"), a subsidiary of the company, as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At March 31, 2003 and December 31, 2002, the Company had no customer backlog as compared to $2,200 of written customer purchase orders at September 30, 2001. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

During the three months ended March 31, 2002, the Company recorded a pre-tax net charge totaling approximately $1,907 associated with the loss of customers included within discontinued operations (see Note 4). Charges totaling $4,290, primarily related to asset write-downs ($2,202), professional fees ($1,412), and labor and other costs ($676), were partially offset by a recovery of an asset which had been written off and included in the 2001 charges attributable to the loss of significant customers ($2,383). No such charges were incurred during the three months ended March 31, 2003.

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

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleges that Simon Marketing had engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleges that McDonald's is entitled to indemnification and damages of an unspecified amount. The federal lawsuit by McDonald's has been dismissed for lack of federal jurisdiction. Subsequently, a substantially similar lawsuit was filed by McDonald's in Illinois state court which the Company had moved to dismiss as a compulsory counter-claim which must properly be filed in the Company's California state court action.

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

The Company has entered into a settlement agreement with McDonald's as well as the aforesaid suppliers and agents of McDonald's in which all parties dismiss all causes of action against each other and mutually release each other from all liabilities and obligations. The agreement provides that settlement payments will not be made nor will the mutual releases be final until the Effective Date of the Boland Settlement. Although the Boland Settlement has been approved by the court, its Effective Date is contingent upon the resolution of certain appeals of the Boland Settlement and of a case filed in California on behalf of California claimants which was dismissed as barred by the Boland Settlement. There can be no assurance as to when these conditions will be satisfied and the Boland Settlement and the settlement with McDonald's will take effect, but the Company expects it could take up to a year. Under the terms of the agreement with McDonald's, when the settlement is effective, McDonald's will pay $6.9 million to the Company and assign to the Company its rights to certain insurance proceeds, which are expected to be approximately $9.7 million, resulting in a total payment to the Company of approximately $16.6 million.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company subsequently filed a first amended complaint against two firms, PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. The defendants' demurrer to the first amended complaint was sustained in part, including the dismissal of all claims for punitive damages with no leave to amend, and a second amended complaint was filed. The date for filing an answer has not yet been set pending a status conference on the case, which has been set for August 25, 2003.

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

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated April 17, 2002 and June 6, 2002.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

STOCK-BASED COMPENSATION PLANS AND PRO FORMA STOCK-BASED COMPENSATION EXPENSE

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the company has elected to apply APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The Company is complying with the disclosure requirements of SFAS No. 148.

At March 31, 2003, the Company had two stock-based compensation plans. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Since there were no employee stock option grants during the three month periods ended March 31, 2003 and 2002, there is no impact on net income as reported in the accompanying consolidated financial statements.

                                                                For the three months
                                                                   ended March 30,
                                                            -----------------------------
                                                                2003             2002
                                                            ------------     ------------
Net loss available to common stockholders                   $     (1,867)    $     (5,436)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
     all awards, net of income taxes                                   -                -
                                                            ------------     ------------
Net loss available to common stockholders - pro forma       $     (1,867)    $     (5,436)
                                                            ============     ============

Loss per common share - basic and diluted - as reported     $      (0.11)    $      (0.33)
                                                            ============     ============
Loss per common share - basic and diluted - pro forma       $      (0.11)    $      (0.33)
                                                            ============     ============

OTHER ACCOUNTING PRONOUNCEMENTS

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

In June 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are mandatorily redeemable through the transfer of the issuer's assets at a specified date or upon an event that is likely to occur; an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer to settle the obligation through the transfer of assets; an instrument that embodies an unconditional obligation; or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has $27,892 and $27,616 of preferred stock outstanding at March 31, 2003 and December 31, 2002, respectively. Because such preferred stock is not mandatorily redeemable at a specified date or upon an event that is likely to occur, the Company does not consider its preferred stock to be mandatorily redeemable within the scope of SFAS No. 150. Accordingly, the Company does not expect SFAS No. 150 will have a material impact on its financial position, results of operations or cash flows.

4. DISCONTINUED OPERATIONS

As discussed in Note 1, by April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing of all of its assets and settling its liabilities related to its promotions business. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. Continuing operations represent the direct costs required to maintain the Company's current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, space and facility costs and losses on certain investments.

Assets and liabilities from discontinued operations as of March 31, 2003 and December 31, 2002, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                                March 31,       December 31,
                                                                  2003             2002
                                                              ------------     ------------
Assets:
Cash and cash equivalents                                     $     12,269     $     13,236
Restricted cash                                                        254                -
Accounts receivable:
   Trade, less allowance for doubtful accounts of $13,410
     at March 31, 2003 and $13,416 at December 31, 2002                292              558
Prepaid expenses and other current assets                              401              461
                                                              ------------     ------------
Total current assets                                                13,216           14,255
Other assets                                                         1,172            1,110
                                                              ------------     ------------
Assets from discontinued operations to be disposed of         $     14,388     $     15,365
                                                              ============     ============

Liabilities:
   Accounts payable - trade                                   $      5,092     $      5,736
Accrued expenses and other current liabilities                       9,296            9,629
                                                              ------------     ------------
Total current liabilities                                           14,388           15,365
                                                              ------------     ------------
Liabilities from discontinued operations                      $     14,388     $     15,365
                                                              ============     ============

Net loss from discontinued operations for the three months ended March 31, 2003 and 2002, as disclosed in the accompanying consolidated financial statements, consists of the following:

                                                    For the three months
                                                      ended March 31,
                                                 -------------------------
                                                    2003           2002
                                                 ----------     ----------
Net sales                                        $        -     $        -
Cost of sales                                             -              -
                                                 ----------     ----------
Gross profit                                              -              -

Selling, general and administrative expenses            245          4,162
Charges attributable
   to loss of significant customers, net                  -          1,907
Gain on settlement of obligations                        (2)        (1,499)
Restructuring                                             -           (657)
                                                 ----------     ----------
Operating loss                                         (243)        (3,913)

Interest income                                         (74)          (109)
Interest expense                                          -             35
Other income                                            (52)             -
                                                 ----------     ----------
Loss before income taxes                               (117)        (3,839)
Income tax benefit                                        -              -
                                                 ----------     ----------
Net loss from discontinued operations            $     (117)    $   (3,839)
                                                 ==========     ==========

5. LONG-TERM INVESTMENTS

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

In June 2002, certain events occurred which indicated an impairment of its investment in Alliance Entertainment Corp. ("Alliance"), an indirect investment through a limited liability company that is controlled by The Yucaipa Companies ("Yucaipa"), an affiliate of the Company. This investment had a carrying value of $0 at March 31, 2003 and December 31, 2002. Yucaipa is believed to be indirectly a significant shareholder in Alliance, which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. The Company recorded a pre-tax non-cash investment loss of $10,000 during the second quarter of 2002 to write-down its investment, included as part of the Company's continuing operations. For the years ended December 31, 2001 and 2000, the Company also recorded impairment charges of $1,500 and $2,500, respectively, related to other investments in affiliate-controlled entities. During the third quarter of 2002, the Company received a final return of capital, totaling approximately $275, on an investment with a carrying value totaling approximately $525 as of December 31, 2001. An investment loss of approximately $250 was recorded in connection with this final distribution, included as part of the Company's continuing operations.

While the Company will continue to periodically evaluate its Internet-related investments, there can be no assurance that the companies in which it has invested will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. SHORT-TERM BORROWINGS

The Company's Credit and Security Agreements, which provided for working capital and other financing arrangements expired on May 15, 2002. At March 31, 2003 the Company had various pre-existing letters of credit outstanding, which are cash collateralized and have various expiration dates through August 2007. As a result of the loss of its McDonald's and Philip Morris business (see Note 2), the Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized.

Restricted cash at March 31, 2003 and December 31, 2002 primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. Restricted cash within continuing operations also includes $2,700 deposited into an irrevocable trust during 2002 (see Note 9).

7. SETTLEMENT OF OBLIGATIONS

During the three months ended March 31, 2003 and 2002, the Company negotiated settlements related to outstanding liabilities with many of its suppliers. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. For the three months ended March 31, 2003 and 2002 the difference between the final settlement payments and the outstanding obligations was $2 and $1,499, respectively, included in Gain on Settlement of Obligations within discontinued operations (see Note 4).

8. RESTRUCTURING

2001 Restructuring

The Company recorded a second quarter 2001 pre-tax charge of approximately $20,212 for restructuring expenses principally related to employee termination costs, asset write-downs, loss on the sale of the United Kingdom business and settlement of certain lease obligations. During the first quarter of 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $304 reduction to the restructuring accrual outstanding as of December 31, 2001. As the restructuring plan was complete by the first quarter of 2002, there was no activity during the three months ended March 31, 2003. As these restructuring efforts related to the promotions business, this activity is included within discontinued operations (see Note 4). A summary of activity in the restructuring accrual is as follows:

BALANCE AT JANUARY 1, 2001       $        -
Restructuring provision              20,212
Non-cash asset write-downs           (8,874)
Employee termination costs
  and other cash payments            (9,340)
                                 ----------
BALANCE AT DECEMBER 31, 2001          1,998
Employee termination costs
  and other cash payments            (1,544)
Non-cash asset write-downs             (150)
Accrual reversal                       (304)
                                 ----------
BALANCE AT DECEMBER 31 2002      $        -
                                 ==========

2000 Restructuring

As a result of its May 2000 restructuring, the Company recorded a net charge to 2000 operations of $5,735 for involuntary termination costs, asset write-downs and the settlement of lease obligations. During 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $446 reduction to the restructuring accrual outstanding as of December 31, 2001. As the restructuring plan was complete by the first quarter of 2002, there was no activity during the three months ended March 31, 2003. As these restructuring efforts related to the promotions business, this activity is included within discontinued operations (see Note 4). A summary of activity in the restructuring accrual is as follows:

BALANCE AT JANUARY 1, 2001         $       1,193
Employee termination costs
  and other cash payments                   (657)
Non-cash asset write-downs                   (90)
                                   -------------
BALANCE AT DECEMBER 31, 2001                 446
Accrual reversal                            (446)
                                   -------------
BALANCE AT DECEMBER 31, 2002       $           -
                                   =============

9. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2,700. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2,700) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in Restricted Cash within continuing operations in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2002.

10. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by SFAS No. 128, "Earnings per Share" (in thousands, except share data):

                                                                         For the Three Months Ended March 31,
                                                                  2003                                       2002
                                               -----------------------------------------   ---------------------------------------
                                                  Income         Shares       Per Share       Income         Shares      Per Share
                                               (Numerator)    (Denominator)    Amount       (Numerator)   (Denominator)    Amount
                                               ------------   -------------  -----------   ------------   -------------  ---------
Basic and diluted EPS:
   Loss from continuing operations             $     (1,472)                               $     (1,328)
   Preferred stock dividends                            278                                         269
                                               ------------                                ------------
   Loss from continuing operations available
     to common stockholders                          (1,750)    16,653,193   $     (0.10)        (1,597)    16,653,193   $  (0.10)
                                               ============   ============   ===========   ============   ============   ========

   Income (loss) from discontinued operations          (117)    16,653,193   $     (0.01)        (3,839)    16,653,193   $  (0.23)
                                               ============   ============   ===========   ============   ============   ========

   Net loss                                          (1,589)                                     (5,167)
   Preferred stock dividends                            278                                         269
                                               ------------                                ------------
   Net loss available to common stockholders   $     (1,867)    16,653,193   $     (0.11)  $     (5,436)    16,653,193   $  (0.33)
                                               ============   ============   ===========   ============   ============   ========

For the three months ended March 31, 2003 and 2002, 3,365,936 and 3,234,241 shares of convertible preferred stock, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. ("the Company") for the three months ended March 31, 2003 as compared to the same period in the previous year. This discussion should be read in conjunction with the consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to the Company's 2002 Annual Report on Form 10-K which is incorporated herein by reference.

GENERAL

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"), now known as Altria, Inc. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001 or arose subsequent to that date. As of December 31, 2001, the Company had 136 employees worldwide and had reduced its worldwide workforce to 9 employees as of December 31, 2002. See Notes 2 and 7 in the accompanying consolidated financial statements.

At March 31, 2003 and December 31, 2002, the Company had a stockholders' deficit of $19.1 million and $17.2 million, respectively and a net loss of $1.6 million and $5.2 million for the three months ending March 31, 2003 and 2002, respectively. The Company has continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2002, the Company's independent public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS

By April 2002, the Company had effectively eliminated a majority of its ongoing operations and was in the process of disposing of all of its assets and settling its liabilities related to the promotions business. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. Continuing operations represent the direct costs required to maintain the Company's current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, space and facility costs and losses on certain investments. The Company's continuing operations and discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying consolidated financial statements and the notes thereto.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Selling, general and administrative expenses totaled $1.5 million in the first quarter of 2003 as compared to $1.3 million in the first quarter of 2002, primarily due to an increase in insurance premiums.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The Company generated no sales or gross profits during the three months ended March 31, 2003 and 2002 due to the loss of its McDonald's and Philip Morris business in 2001. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $.2 million in the first quarter of 2003 as compared to $4.2 million in the first quarter of 2002. Selling, general and administrative expenses in the first quarter of 2002 includes a settlement of lease and other obligations of $2.8 million less than amounts accrued. The Company's decreased spending was due principally to the effects associated with the Company eliminating a majority of its ongoing operations related to the promotions business by April 2002. See notes to consolidated financial statements.

During the three months ended March 31, 2002, the Company recorded a pre-tax net charge totaling approximately $1.9 million associated with the loss of customers (see Note 4). Charges totaling $4.3 million, primarily related to asset write-downs ($2.2 million), professional fees ($1.4 million), and labor and other costs ($.7 million), were partially offset by a recovery of an asset which had been written off and included in the 2001 charges attributable to the loss of significant customers ($2.4 million). No such charges were incurred during the three months ended March 31, 2003.

During the three months ended March 31, 2003 and 2002, the Company negotiated settlements related to outstanding liabilities with many of its suppliers on terms generally more favorable to the Company than required by the existing terms of the liabilities. The Company recorded gain totaling approximately $1.5 million during the first quarter of 2002 in connection with these settlements. The Company recorded nominal settlement gains during the three months ended March 31, 2003.

During the three months ending March 31 2002, the Company reversed restructuring accruals resulting in a recorded gain of $.7 million. There was no such activity during the three months ended March 31, 2003.

During the three months ended March 31, 2003, the Company dissolved two foreign subsidiaries pertaining to the promotions business resulting in a net gain of approximately $.4 million recorded as Other Income within discontinued operations. This gain resulted from the resolution of obligations and general accruals for amounts less than the amounts carried on the Company's books. No such gain was recorded during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section above (see Note 2), which have and will continue to have a substantial adverse impact on the Company's cash position, raise substantial doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken and will continue to take action to reduce its cost structure. The Company is focused on resolving all litigation matters in which it is a party and settling all claims and vendor payables. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of long-term assets and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

CONTINUING OPERATIONS

Working capital from continuing operations at March 31, 2003 was $7.9 million compared to $9.5 million at December 31, 2002. Net cash used in operating activities from continuing operations during the three months ending March 31, 2003 totaled $1.5 million, primarily due to a loss from continuing operations of $1.5 million and a decrease in accrued expenses of $.2 million partially offset by a decrease in prepaid expenses and other current assets of $.2 million. Net cash used in operating activities from continuing operations totaled $.9 million during the three months ended March 31, 2002, primarily due to a loss from continuing operations of $1.3 million partially offset by a decrease in prepaid expenses and other current assets of $.2 million and an increase in accrued expenses of $.2 million.

Net cash provided by investing activities during the three months ended March 31, 2003, totaling $.4 million, primarily represented decreases in restricted cash balances during the period. There were no investing activities during the three months ended March 31, 2002. There were also no financing activities from continuing operations during the three months ended March 31, 2003 and 2002.

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

Restricted cash included within continuing operations at March 31, 2003 and December 31, 2002 totaled $7.2 million and $7.6 million, respectively, primarily consisting of amounts deposited into an irrevocable trust, discussed above, and amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

DISCONTINUED OPERATIONS

Working capital from discontinued operations at March 31, 2003 was a deficit of $(1.2) million compared to $(1.1) million at December 31, 2002. Net cash used in discontinued operations during the three months ended March 31, 2003 totaled $.1 million, which was primarily due to net cash used in operating activities of $.8 million and net cash used in investing activities of $.3 million, partially offset by and a reallocation of funds, totaling approximately $1.0 million, between continuing and discontinued operations due to changes in minimum working capital requirements.

Net cash provided by discontinued operations during the three months ended March 31, 2002 totaled $.9 million, which was primarily due to net cash provided by investing activities of $3.8 million and a reallocation of funds, totaling approximately $9.3 million, between continuing and discontinued operations due to changes in minimum working capital requirements, partially offset by net cash used in operating activities of $11.0 million and net cash used in financing activities of $1.3 million..

Net cash used in operating activities of discontinued operations during the three months ended March 31, 2003 of $.8 million primarily consisted of a net loss from discontinued operations of $.1 million and a decrease in accounts payable and accrued liabilities totaling $1.0 million, partially offset by a decrease in accounts receivable totaling $.3 million. Net cash used in operating activities of discontinued operations during the three months ended March 31, 2002 of $11.0 million primarily consisted of a loss from discontinued operations of $3.8 million, a gain on settlement of vendor payables of $1.5 million, settlement of lease and other obligations of $2.8 million, a reversal of restructuring accruals of $.7 million and a decrease in accounts payable and accrued liabilities totaling $11.3 million, partially offset by a decrease in accounts receivable of $7.9 million, a decrease in prepaid expenses of $.7 million and depreciation expense of $.4 million.

Net cash used in investing activities within discontinued operations during the three months ended March 31, 2003 of $.3 million primarily consisted of decreases in restricted cash balances. Net cash provided by investing activities within discontinued operations during the three months ended March 31, 2002 of $3.8 million primarily consisted of increases in restricted cash balances.

There were no financing activities within discontinued operations during the three months ended March 31, 2003. Net cash used in financing activities within discontinued operations during the three months ended March 31, 2002 of $1.3 million primarily consisted of repayments of short and long-term borrowings.

During 2002, the Company negotiated early terminations on many of its facility and non-facility operating leases. The Company has also negotiated settlements related to liabilities with many of its suppliers (see Note 7). As of March 30, 2003, approximately $24.7 million of the Company's recorded net liabilities have been settled. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations.

Restricted cash included within discontinued operations at March 31, 2003 and December 31, 2002 totaled $.3 million and $0 million, respectively, primarily consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

In the fourth quarter of 2002, Cyrk, Inc. ("Cyrk"), the entity which acquired the Company's corporate promotions business in 2001, informed the Company that it: (1) was suffering substantial financial difficulties, (2) may not be able to discharge its obligations secured by the Company's $4.2 million letter of credit which was issued in connection with the settlement of certain disputes between Cyrk and the Company and (3) would be able to obtain a $2.5 million equity infusion if it were able to decrease Cyrk's liability for these obligations. As a result, in December 2002, the Company granted Cyrk an option until April 20, 2003 (extended to May 7, 2003) to pay the Company $1.5 million in exchange for the Company's agreement to apply its $3.7 million restricted cash to discharge Cyrk's obligations to Winthrop, with any remainder to be turned over to Cyrk. The option was only to be exercised after the satisfaction of several conditions, including the Company's confirmation of Cyrk's financial condition, Cyrk and the Company obtaining all necessary third party consents, Cyrk and its subsidiaries providing the Company with a full release of all known and unknown claims, and the Company having no further liability to Winthrop as a guarantor of Cyrk's obligations. To the extent Cyrk were to exercise this option, the Company would incur a loss ranging from $2.2 million to $3.7 million. Cyrk was unable to satisfy all conditions to the option, and it expired unexercised.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits filed herewith:

31.1 Certification of George G. Golleher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of J. Anthony Kouba pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Greg Mays pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of George G. Golleher pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2 Certification of J. Anthony Kouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Greg Mays pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2003                 SIMON WORLDWIDE, INC.

                                         /s/ J. ANTHONY KOUBA
                                         ----------------------------
                                         J. Anthony Kouba
                                         Executive Committee Member
                                         (duly authorized signatory)