Form 10-Q
period 2003-06-30
SIMON WORLDWIDE INC
filed 2003-08-19
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

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

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                            PAGE NUMBER
PART I     FINANCIAL INFORMATION

           Item 1.     Financial Statements (Unaudited)

                       Consolidated Balance Sheets -
                       June 30, 2003 and December 31, 2002                                         3

                       Consolidated Statements of Operations -
                       For the three and six months ended
                       June 30, 2003 and 2002                                                      4

                       Consolidated Statements of Comprehensive Income -
                       For the three and six months ended
                       June 30, 2003 and 2002                                                      5

                       Consolidated Statements of Cash Flows -
                       For the six months ended June 30, 2003 and 2002                             6

                       Notes to Consolidated Financial Statements                               7-16

           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                           17-21

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 21

           Item 4.     Controls and Procedures                                                    21

PART II    OTHER INFORMATION

           Item 1.     Legal Proceedings                                                          22

           Item 6.     Exhibits and Reports on Form 8-K                                           22

           SIGNATURES                                                                          23-26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         June 30,        December 31,
                                                                                           2003              2002
                                                                                       -----------       ------------
                                                                                       (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                            $        -        $    1,181
   Restricted cash                                                                           6,195             7,640
   Prepaid expenses and other current assets                                                   753             1,394
   Assets from discontinued operations to be disposed of - current                          13,551            14,255
                                                                                        ----------        ----------
Total current assets                                                                        20,499            24,470
Property and equipment, net                                                                     48                67
Investments                                                                                    500               500
Other assets                                                                                   293               293
                                                                                        ----------        ----------
                                                                                            21,340            25,330
Assets from discontinued operations to be disposed of - non-current                          1,168             1,110
                                                                                        ----------        ----------
                                                                                        $   22,508        $   26,440
                                                                                        ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable:
     Trade                                                                              $      131        $       51
     Affiliates                                                                                158               155
   Accrued expenses and other current liabilities                                                6               478
   Liabilities from discontinued operations - current                                       14,719            15,365
                                                                                        ----------        ----------
                                                                                            15,014            16,049
Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 28,171 shares issued and outstanding at June 30, 2003 and 27,616 shares issued and outstanding
     at December 31, 2002, stated at redemption value of $1,000 per share                   28,171            27,616

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares authorized;
     16,653,193 shares issued and outstanding at June 30, 2003 and
     December 31, 2002                                                                         167               167
   Additional paid-in capital                                                              138,500           138,500
   Retained deficit                                                                       (159,344)         (155,892)
                                                                                        ----------        ----------
Total stockholders' deficit                                                                (20,677)          (17,225)
                                                                                        ----------        ----------
                                                                                        $   22,508        $   26,440
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

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                 For the three months         For the six months
                                                                                    ended June 30,               ended June 30,
                                                                                ----------------------      ----------------------
                                                                                  2003          2002          2003          2002
                                                                                --------      --------      --------      --------
Revenue                                                                         $      -      $      -      $      -      $      -

General and administrative expenses                                                1,389         1,218         2,861         2,546
Investment losses                                                                     --        10,000            --        10,000
                                                                                --------      --------      --------      --------
Loss from continuing operations before income taxes                               (1,389)      (11,218)       (2,861)      (12,546)
Income tax benefit                                                                     -             -             -             -
                                                                                --------      --------      --------      --------
Net loss from continuing operations                                               (1,389)      (11,218)       (2,861)      (12,546)
Income (loss) from discontinued operations, net of tax                                85         9,766           (32)        5,927
                                                                                --------      --------      --------      --------
Net loss                                                                          (1,304)       (1,452)       (2,893)       (6,619)
Preferred stock dividends                                                            282           269           558           538
                                                                                --------      --------      --------      --------
Net loss available to common stockholders                                       $ (1,586)     $ (1,721)     $ (3,451)     $ (7,157)
                                                                                ========      ========      ========      ========

Loss per share from continuing operations available to common stockholders:
   Loss per common share - basic and diluted                                    $  (0.10)     $  (0.69)     $  (0.21)     $  (0.79)
                                                                                ========      ========      ========      ========
   Weighted average shares outstanding - basic and diluted                        16,653        16,653        16,653        16,653
                                                                                ========      ========      ========      ========

Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted                           $      -      $   0.59      $      -      $   0.36
                                                                                ========      ========      ========      ========
   Weighted average shares outstanding - basic and diluted                        16,653        16,653        16,653        16,653
                                                                                ========      ========      ========      ========

Net loss available to common stockholders:
   Loss per common share - basic and diluted                                    $  (0.10)     $  (0.10)     $  (0.21)     $  (0.43)
                                                                                ========      ========      ========      ========
   Weighted average shares outstanding - basic and diluted                        16,653        16,653        16,653        16,653
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

                              SIMON WORLDWIDE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (in thousands)

                                                For the three months       For the six months
                                                   ended June 30,            ended June 30,
                                                --------------------      --------------------
                                                  2003         2002         2003         2002
                                                -------      -------      -------      -------
Net loss                                        $(1,304)     $(1,452)     $(2,893)     $(6,619)
                                                -------      -------      -------      -------
Other comprehensive income, before tax:
   Foreign currency translation adjustments           -        1,925            -        2,115
                                                -------      -------      -------      -------
Other comprehensive income, before tax                -        1,925            -        2,115
Income tax expense related to items of
   other comprehensive income                         -            -            -            -
                                                -------      -------      -------      -------
Other comprehensive income, net of tax                -        1,925            -        2,115
                                                -------      -------      -------      -------
Comprehensive income (loss)                     $(1,304)     $   473      $(2,893)     $(4,504)
                                                =======      =======      =======      =======

    The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                    For the six months
                                                                                      ended June 30,
                                                                                  ----------------------
                                                                                    2003          2002
                                                                                  --------      --------
Cash flows from operating activities:
   Net loss                                                                       $ (2,893)     $ (6,619)
   Income (loss) from discontinued operations                                          (32)        5,927
                                                                                  --------      --------
   Loss from continuing operations                                                  (2,861)      (12,546)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                                   31            29
        Charge for impaired investments                                                  -        10,000
   Increase (decrease) in cash from changes
     in working capital items:
        Prepaid expenses and other current assets                                      641           414
        Accounts payable                                                                83            45
        Accrued expenses and other current liabilities                                (472)           84
                                                                                  --------      --------
Net cash used in operating activities                                               (2,578)       (1,974)
                                                                                  --------      --------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (12)            -
   Decrease (increase) in restricted cash                                            1,445        (5,272)
                                                                                  --------      --------
Net cash provided by (used in) investing activities                                  1,433        (5,272)
                                                                                  --------      --------

Net cash provided by financing activities                                                -             -

                                                                                  --------      --------
Net cash used in continuing operations                                              (1,145)       (7,246)
Net cash provided by (used in) discontinued operations                                 (36)       10,570
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                                (1,181)        3,324
Cash and cash equivalents, beginning of year                                         1,181             -
                                                                                  --------      --------
Cash and cash equivalents, end of period                                          $      -      $  3,324
                                                                                  ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                     $      -      $     22
                                                                                  ========      ========
     Income taxes                                                                 $      6      $     72
                                                                                  ========      ========
Supplemental non-cash investing activities:
   Dividends paid in kind on mandatorily redeemable preferred stock               $    555      $    533
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

At June 30, 2003 and December 31, 2002, the Company had a passive investment in a limited liability company controlled by an affiliate (see Note 5).

The operating results for the three and six months ended June, 2003 are not necessarily indicative of the results to be expected for the full year.

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

At June 30, 2003 and December 31, 2002, the Company had a stockholders' deficit of $20,677 and $17,225, respectively and a net loss of $2,893 and $6,619 for the six month periods ended June 30, 2003 and 2002, respectively. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2002, the Company's independent public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing, Inc. ("Simon Marketing"), a subsidiary of the company, as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At June 30, 2003 and December 31, 2002, the Company had no customer backlog as compared to $2,200 of written customer purchase orders at September 30, 2001. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

During the six months ended June 30, 2002, the Company recorded a pre-tax net charge totaling approximately $1,579 associated with the loss of customers, included within discontinued operations (see Note 4). Charges totaling $5,418, primarily related to asset write-downs ($2,219), professional fees ($2,507), labor and other costs ($692), were partially offset by recoveries of accounts receivable balances that had been written off in previous periods ($1,000), and other gains ($2,839). No such charges were incurred during the six months ended June 30, 2003.

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

At June 30, 2003, the Company had one stock-based compensation plan. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Since there were no employee stock option grants during the three and six month periods ended June 30, 2003 and 2002, there is no impact on net income as reported in the accompanying consolidated financial statements.

                                                              For the three months           For the six months
                                                                ended June 30,                 ended June 30,
                                                            ------------------------      ---------      ---------
                                                               2003          2002            2003          2002
                                                            ---------     ----------      ---------      ---------
Net loss available to common stockholders                   $  (1,586)     $  (1,721)     $  (3,451)     $  (7,157)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
     all awards, net of income taxes                                -              -              -              -
                                                            ---------      ---------      ---------      ---------
Net loss available to common stockholders - pro forma      ($   1,586)    ($   1,721)    ($   3,451)    ($   7,157)
                                                            =========      =========      =========      =========

Loss per common share - basic and diluted - as reported     $   (0.10)     $   (0.10)     $   (0.21)     $   (0.43)
                                                            =========      =========      =========      =========
Loss per common share - basic and diluted - pro forma       $   (0.10)     $   (0.10)     $   (0.21)     $   (0.43)
                                                            =========      =========      =========      =========

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

In June 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are mandatorily redeemable through the transfer of the issuer's assets at a specified date or upon an event that is likely to occur; an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer to settle the obligation through the transfer of assets; an instrument that embodies an unconditional obligation; or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has $28,171 and $27,616 of preferred stock outstanding at June 30, 2003 and December 31, 2002, respectively. Because such preferred stock is not mandatorily redeemable at a specified date or upon an event that is likely to occur, the Company does not consider its preferred stock to be mandatorily redeemable within the scope of SFAS No. 150. Accordingly, the Company does not expect SFAS No. 150 will have a material impact on its financial position, results of operations or cash flows.

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

Assets and liabilities from discontinued operations as of June 30, 2003 and December 31, 2002, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                                        June 30,      December 31,
                                                                          2003            2002
                                                                       ---------      ------------
Assets:
   Cash and cash equivalents                                           $  11,759       $   13,236
   Restricted cash                                                         1,022                -
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $13,567
        at June 30, 2003 and $13,416 at December 31, 2002                    308              558
   Prepaid expenses and other current assets                                 462              461
                                                                       ---------       ----------
   Total current assets                                                   13,551           14,255
   Other assets                                                            1,168            1,110
                                                                       ---------       ----------
   Assets from discontinued operations to be disposed of               $  14,719       $   15,365
                                                                       =========       ==========

Liabilities:
     Accounts payable - trade                                          $   5,309       $    5,736
   Accrued expenses and other current liabilities                          9,410            9,629
                                                                       ---------       ----------
   Total current liabilities                                              14,719           15,365
                                                                       ---------       ----------
   Liabilities from discontinued operations                            $  14,719       $   15,365
                                                                       =========       ==========

Net income (loss) from discontinued operations for the three and six months ended June 30, 2003 and 2002, as disclosed in the accompanying consolidated financial statements, consists of the following:

                                                   For the three months       For the six months
                                                      ended June 30,            ended June 30,
                                                   --------------------      --------------------
                                                    2003          2002        2003          2002
                                                   -------      -------      -------      -------
Net sales                                          $     -      $     -      $     -      $     -
Cost of sales                                            -            -            -            -
                                                   -------      -------      -------      -------
Gross profit                                             -            -            -            -

Selling, general and administrative expenses            49          441          294        4,601
Charges (charges recovered) attributable
   to loss of significant customers, net                 -         (329)           -        1,579
Gain on settlement of obligations                      (10)      (7,764)         (12)      (9,263)
Restructuring                                            -          (94)           -         (750)
                                                   -------      -------      -------      -------
Operating income (loss)                                (39)       7,746         (282)       3,833

Interest income                                       (100)         (97)        (174)        (206)
Interest expense                                         -            -            -           35
Other (income) expense                                 (24)       1,563          (76)       1,563
                                                   -------      -------      -------      -------
Income (loss) before income taxes                       85        6,280          (32)       2,441
Income tax benefit                                       -       (3,486)           -       (3,486)
                                                   -------      -------      -------      -------
Net income (loss) from discontinued operations     $    85      $ 9,766      $   (32)     $ 5,927
                                                   =======      =======      =======      =======

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

In June 2002, certain events occurred which indicated an impairment of its investment in Alliance Entertainment Corp. ("Alliance"), an indirect investment through a limited liability company that is controlled by The Yucaipa Companies ("Yucaipa"), an affiliate of the Company. This investment had a carrying value of $0 at June 30, 2003 and December 31, 2002. Yucaipa is believed to be indirectly a significant shareholder in Alliance, which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. The Company recorded a pre-tax non-cash investment loss of $10,000 during the second quarter of 2002 to write-down its investment, included as part of the Company's continuing operations. For the years ended December 31, 2001 and 2000, the Company also recorded impairment charges of $1,500 and $2,500, respectively, related to other investments in affiliate-controlled entities. During the third quarter of 2002, the Company also received a final return of capital, totaling approximately $275, on an investment with a carrying value totaling approximately $525 as of December 31, 2001. An investment loss of approximately $250 was recorded in connection with this final distribution, included as part of the Company's continuing operations.

While the Company will continue to periodically evaluate its Internet-related investments, there can be no assurance that the companies in which it has invested will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. SHORT-TERM BORROWINGS

The Company's Credit and Security Agreements, which provided for working capital and other financing arrangements expired on May 15, 2002. At June 30, 2003 the Company had various pre-existing letters of credit outstanding, which are cash collateralized and have various expiration dates through August 2007. As a result of the loss of its McDonald's and Philip Morris business (see Note 2), the Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized.

Restricted cash at June 30, 2003 and December 31, 2002 primarily consists of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. Restricted cash within continuing operations also includes $2,700 deposited into an irrevocable trust during 2002 (see Note 9).

7. SETTLEMENT OF OBLIGATIONS

During 2002 the Company negotiated settlements related to outstanding liabilities with many of its suppliers. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. For the six months ended June 30, 2003 and 2002 the difference between the final settlement payments and the outstanding obligations was $12 and $9,263, respectively, included in Gain on Settlement of Obligations within discontinued operations (see Note 4).

8. RESTRUCTURING

2001 Restructuring

The Company recorded a second quarter 2001 pre-tax charge of approximately $20,212 for restructuring expenses principally related to employee termination costs, asset write-downs, loss on the sale of the United Kingdom business and settlement of certain lease obligations. During the first quarter of 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $304 reduction to the restructuring accrual outstanding as of December 31, 2001. As the restructuring plan was complete by the first quarter of 2002, there was no activity during the three and six months ended June 30, 2003. As these restructuring efforts related to the promotions business, this activity is included within discontinued operations (see Note 4). A summary of activity in the restructuring accrual is as follows:

BALANCE AT JANUARY 1, 2001           $     -
Restructuring provision               20,212
Non-cash asset write-downs            (8,874)
Employee termination costs
  and other cash payments             (9,340)
                                     -------
BALANCE AT DECEMBER 31, 2001           1,998
Employee termination costs
  and other cash payments             (1,544)
Non-cash asset write-downs              (150)
Accrual reversal                        (304)
                                     -------
BALANCE AT DECEMBER 31, 2002         $     -
                                     =======

2000 Restructuring

As a result of its May 2000 restructuring, the Company recorded a net charge to 2000 operations of $5,735 for involuntary termination costs, asset write-downs and the settlement of lease obligations. During 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $446 reduction to the restructuring accrual outstanding as of December 31, 2001. As the restructuring plan was complete by the first quarter of 2002, there was no activity during the three and six months ended June, 2003. As these restructuring efforts related to the promotions business, this activity is included within discontinued operations (see Note 4). A summary of activity in the restructuring accrual is as follows:

BALANCE AT JANUARY 1, 2001           $ 1,193
Employee termination costs
  and other cash payments               (657)
Non-cash asset write-downs               (90)
                                     -------
BALANCE AT DECEMBER 31, 2001             446
Accrual reversal                        (446)
                                     -------
BALANCE AT DECEMBER 31, 2002         $     -
                                     =======

9. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2,700. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2,700) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in Restricted Cash within continuing operations in the accompanying consolidated balance sheet as of June 30, 2003 and December 31, 2002.

10. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by SFAS No. 128, "Earnings per Share" (in thousands, except share data):

                                                                       For the Three Months Ended June 30,
                                                                 2003                                       2002
                                                ---------------------------------------   -----------------------------------------
                                                   Income         Shares      Per Share      Income        Shares       Per Share
                                                (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                                -----------   -------------   ---------   -----------   -------------   ---------
Basic and diluted EPS:
   Loss from continuing operations              $   (1,389)                               $  (11,218)
    Preferred stock dividends                          282                                       269
                                                ----------                                ----------
   Loss from continuing operations available
     to common stockholders                         (1,671)     16,653,193    $  (0.10)      (11,487)     16,653,193     $  (0.69)
                                                ==========      ==========    ========    ==========      ==========     ========

   Income from discontinued operations                  85      16,653,193    $      -         9,766      16,653,193     $   0.59
                                                ==========      ==========    ========    ==========      ==========     ========

   Net loss                                         (1,304)                                   (1,452)
   Preferred stock dividends                           282                                       269
                                                ----------                                ----------
   Net loss available to common stockholders    $   (1,586)     16,653,193    $  (0.10)   $   (1,721)     16,653,193     $  (0.10)
                                                ==========      ==========    ========    ==========      ==========     ========

For the three months ended June 30, 2003 and 2002, 3,399,760 shares of convertible preferred stock and 3,267,460 shares of convertible preferred stock and common stock equivalents, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                                         For the Six Months Ended June 30,
                                                                  2003                                       2002
                                                -----------------------------------------   ----------------------------------------
                                                   Income         Shares        Per Share     Income          Shares     Per Share
                                                 (Numerator)   (Denominator)      Amount    (Numerator)   (Denominator)   Amount
                                                ------------   -------------    ---------   -----------   -------------  ---------
Basic and diluted EPS:
   Loss from continuing operations              $     (2,861)                               $   (12,546)
   Preferred stock dividends                             558                                        538
                                                ------------                                -----------
   Loss from continuing operations available
     to common stockholders                           (3,419)    16,653,193      $  (0.21)      (13,084)    16,653,193   $  (0.79)
                                                ============     ==========      ========   ===========     ==========   ========

   Income (loss) from discontinued operations            (32)    16,653,193      $      -         5,927     16,653,193   $   0.36
                                                ============     ==========      ========   ===========     ==========   ========

   Net loss                                           (2,893)                                    (6,619)
   Preferred stock dividends                             558                                        538
                                                ------------                                -----------
   Net loss available to common stockholders    $     (3,451)    16,653,193      $  (0.21)  $    (7,157)    16,653,193   $  (0.43)
                                                ============     ==========      ========   ===========     ==========   ========

For the six months ended June 30, 2003 and 2002, 3,373,406 and 3,251,120 shares of convertible preferred stock, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. ("the Company") for the three and six months ended June 30, 2003 as compared to the same periods in the previous year. This discussion should be read in conjunction with the consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

At June 30, 2003 and December 31, 2002, the Company had a stockholders' deficit of $20.7 million and $17.2 million, respectively and a net loss of $2.9 million and $6.6 million for the six months ending June 30, 2003 and 2002, respectively. The Company has continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2002, the Company's independent public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Selling, general and administrative expenses totaled $1.4 million in the second quarter of 2003 as compared to $1.2 million in the second quarter of 2002, primarily due to an increase in insurance premiums. Investment Losses for the quarter ended June 30, 2002 represents charges related to an other-than-temporary investment impairment associated with the Company's venture portfolio, totaling $10.0 million.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Selling, general and administrative expenses totaled $2.9 million in the first six months of 2003 as compared to $2.5 million in the first six months of 2002, primarily due to an increase in insurance premiums. Investment Losses for the quarter ended June 30, 2002 represents charges related to an other-than-temporary investment impairment associated with the Company's venture portfolio, totaling $10.0 million.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

The Company generated no sales or gross profits during the three months ended June 30, 2003 and 2002 due to the loss of its McDonald's and Philip Morris business in 2001. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $.05 million in the second quarter of 2003 as compared to $.4 million in the second quarter of 2002. Selling, general and administrative expenses in the second quarter of 2002 includes a settlement of lease and other obligations of $.9 million less than amounts accrued. The Company's decreased spending was due principally to the effects associated with the Company eliminating a majority of its ongoing operations related to the promotions business by April 2002.

During the three months ended June 30, 2002, the Company recorded a pre-tax net gain totaling approximately $.3 million associated with the loss of customers. Recoveries totaling ($.9 million) and other gains ($.8 million) were partially offset by professional fees ($1.1 million) and labor costs ($.3 million). No such charges were incurred during the three months ended June 30, 2003.

During the three months ended June 30, 2002, the Company negotiated settlements related to outstanding liabilities with many of its suppliers on terms generally more favorable to the Company than required by the existing terms of the liabilities.

The Company recorded gain totaling approximately $7.8 million during the three months ended June 30, 2002 in connection with these settlements included in Gain on Settlement of Obligations disclosed in Note 4 to the consolidated financial statements. The Company recorded nominal settlement gains during the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

The Company generated no sales or gross profits during the six months ended June 30, 2003 and 2002 due to the loss of its McDonald's and Philip Morris business in 2001. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $.3 million in the first six months of 2003 as compared to $4.6 million in the first six months of 2002. Selling, general and administrative expenses in the first six months of 2002 includes a settlement of lease and other obligations of $3.7 million less than amounts accrued. The Company's decreased spending was due principally to the effects associated with the Company eliminating a majority of its ongoing operations related to the promotions business by April 2002.

During the six months ended June 30, 2002, the Company recorded a pre-tax net charge totaling approximately $1.6 million associated with the loss of customers (see Note 4). Charges totaling $5.4 million, primarily related to asset write-downs ($2.2 million), professional fees ($2.5 million), labor and other costs ($.7 million), were partially offset by a recoveries of certain assets that had been written off and included in the 2001 charges attributable to the loss of significant customers ($1.0 million) and other gains ($2.8 million). No such charges were incurred during the six months ended June 30, 2003.

During the six months ended June 30, 2002, the Company negotiated settlements related to outstanding liabilities with many of its suppliers. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payment and the outstanding obligations was recorded as a gain, totaling approximately $9.3 million, included in Gain on Settlement of Obligations disclosed in Note 4 to the consolidated financial statements. The Company recorded nominal settlement gains during the six months ended June 30, 2003.

During the six months ended June 30, 2003, the Company dissolved two foreign subsidiaries pertaining to the promotions business resulting in a net gain of approximately $.4 million recorded as Other Income within discontinued operations. This gain resulted from the settlement of obligations and general accruals for amounts less than the amounts carried on the Company's books. No such gain was recorded during the six months ended June 30, 2002.

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

CONTINUING OPERATIONS

Working capital from continuing operations at June 30, 2003 was $6.7 million compared to $9.5 million at December 31, 2002. Net cash used in operating activities from continuing operations during the six months ended June 30, 2003 totaled $2.6 million, primarily due to a loss from continuing operations of $2.9 million partially offset by a net change in working capital items of $.3 million. Net cash used in operating activities from continuing operations totaled $2.0 million during the six months ended June 30, 2002, primarily due to a loss from continuing operations of $12.5 million partially offset by a charge for impaired investments of $10.0 million and a change in working capital items of $.5 million.

Net cash provided by investing activities during the six months ended June 30, 2003 was $1.4 million, primarily related to a decrease in restricted cash. Net cash used by investing activities during the six months ended June 30, 2002 was $5.3 million related to an increase in restricted cash. There were no financing activities from continuing operations during the six months ended June 30, 2003 and 2002.

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

Restricted cash included within continuing operations at June 30, 2003 and December 31, 2002 totaled $6.2 million and $7.6 million, respectively, primarily consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit and amounts deposited into an irrevocable trust in 2002 (see Note 9).

DISCONTINUED OPERATIONS

Working capital from discontinued operations at June 30, 2003 was a deficit of $(1.2) million compared to $(1.1) million at December 31, 2002. Net cash used in discontinued operations during the six months ended June 30, 2003 totaled $.04 million, which was primarily due to net cash used in operating activities of $.4 million, net cash used in investing activities of $1.1 million, partially offset by a transfer of funds between continuing and discontinued operations due to changes in minimum working capital requirements of $1.7 million.

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

Net cash used in operating activities of discontinued operations during the six months ended June 30, 2003 of $.4 million primarily consisted of a net loss from discontinued operations of $.03 million and a net change in working capital items of $.4 million. Net cash used in operating activities of discontinued operations during the during the six months ended June 30, 2002 of $15.5 million primarily consisted of a gain on settlement of vendor payables of $9.3 million, settlement of lease and other obligations of $3.7 million and a decrease in accounts payable and accrued expenses of $20.1 million, partially offset by net income from continuing operations of $5.9 million, a decrease in accounts receivable and prepaid expenses and other current assets of $7.5 million. and a charge for impaired assets of $2.9 million.

Net cash used by investing activities within discontinued operations during the six months ended June 30, 2003 of $1.1 million primarily consisted of an increase in restricted cash. Net cash provided by investing activities of continuing operations for the six months ended June 30, 2002 of $6.6 million primarily consisted of a decrease in restricted cash of $5.9 million, proceeds from the sale of investments of $.1 million, and a $.7 million net change in other investments.

There were no financing activities within discontinued operations during the six months ended June 30, 2003. Net cash used in financing activities within discontinued operations during the six months ended June 30, 2002 of $1.2 million primarily consisted of repayments of short and long-term borrowings.

During 2002, the Company negotiated early terminations on many of its facility and non-facility operating leases. The Company has also negotiated settlements related to liabilities with many of its suppliers (see Note 7). As of June 30, 2003, approximately $24.7 million of the Company's recorded net liabilities have been settled. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations.

Restricted cash included within discontinued operations at June 30, 2003 and December 31, 2002 totaled $1.0 million and $0 million, respectively, primarily consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

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