Form 10-Q/A
period 2002-03-31
SIMON WORLDWIDE INC
filed 2003-11-04
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

At September 30, 2003, 16,653,193 shares of the Registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                   FORM 10-Q/A
                                TABLE OF CONTENTS

                                                                                           PAGE NUMBER
PART I FINANCIAL INFORMATION

       Item 1.    Condensed Financial Statements (Unaudited)

                  Review Report of Independent Certified Public Accountants                     3

                  Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                                          4

                  Consolidated Statements of Operations -
                  For the three months ended March 31, 2002 and 2001                            5

                  Consolidated Statements of Comprehensive Income -
                  For the three months ended March 31, 2002 and 2001                            6

                  Consolidated Statements of Cash Flows -
                  For the three months ended March 31, 2002 and 2001                            7

                  Notes to Consolidated Financial Statements                                    8-13

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                 14-17

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    17

       Item 4.    Controls and Procedures                                                       17

PART II OTHER INFORMATION

       Item 2.    Legal Proceedings                                                             18

       Item 6.    Exhibits and Reports on Form 8-K                                              18

       SIGNATURES                                                                               19-22

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Simon Worldwide, Inc.

We have reviewed the condensed consolidated balance sheet of Simon Worldwide, Inc. as of March 31, 2002, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-months ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Simon Worldwide Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2003, we expressed an unqualified opinion with an explanatory paragraph regarding the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Los Angeles, California
June 6, 2003

PART I - FINANCIAL INFORMATION

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                     March 31, 2002      December 31, 2001
                                                                                     --------------      -----------------
                                                                                      (Unaudited)
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                                            $  31,551             $  40,851
  Restricted cash                                                                          5,380                 8,733
  Investment                                                                                  --                   152
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $15,218
     at March 31, 2002 and $15,616, at December 31, 2001                                   1,732                 7,253
  Prepaid expenses and other current assets                                                2,790                 3,693
                                                                                       ---------             ---------
      Total current assets                                                                41,453                60,682
Property and equipment, net                                                                  187                 2,814
Investments                                                                               10,500                10,500
Other assets                                                                               3,126                 3,940
                                                                                       ---------             ---------
                                                                                       $  55,266             $  77,936
                                                                                       =========             =========
                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Short-term borrowings                                                                $      --             $     457
  Accounts payable:
    Trade                                                                                 18,322                21,511
    Affiliates                                                                               155                   183
  Accrued expenses and other current liabilities                                          23,988                34,415
  Accrued restructuring expenses                                                             700                 2,444
                                                                                       ---------             ---------
Total current liabilities                                                                 43,165                59,010
Long-term obligations                                                                         --                 3,885
                                                                                       ---------             ---------
    Total liabilities                                                                     43,165                62,895
                                                                                       ---------             ---------
Commitments and contingencies

Mandatorily redeemable preferred stock, Series Al senior
 cumulative participating convertible, $.01 par value, 26,803 shares issued and outstanding at March 31, 2002 and 26,538
 shares issued and outstanding at December 31, 2001, stated at
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

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                           For the three months
                                                                             ended March 31,
                                                                          ----------------------
                                                                             2002         2001
                                                                          ---------    ---------
Net sales                                                                 $      --    $ 106,505
Cost of sales                                                                    --       81,540
                                                                          ---------    ---------
Gross profit                                                                     --       24,965
                                                                          ---------    ---------
Selling, general and administrative expenses                                  5,490       30,196
Goodwill amortization expense                                                    --          666
Charges attributable to loss of significant customers, net                    1,907           --
Gain on settlement of obligations                                            (1,499)          --
Restructuring                                                                  (657)          --
                                                                          ---------    ---------
                                                                              5,241       30,862
                                                                          ---------    ---------
Operating loss                                                               (5,241)      (5,897)
Interest income                                                                (109)        (622)
Interest expense                                                                 35          252
Other expense                                                                    --          500
                                                                          ---------    ---------
Loss before income taxes                                                     (5,167)      (6,027)
Income tax benefit                                                               --       (1,808)
                                                                          ---------    ---------
Net loss                                                                     (5,167)      (4,219)
Preferred stock dividends                                                       269          258
                                                                          ---------    ---------
Net loss available to common stockholders                                 $  (5,436)   $  (4,477)
                                                                          =========    =========
Loss per common share - basic and diluted                                 $   (0.33)   $   (0.28)
                                                                          =========    =========
Weighted average shares outstanding - basic and diluted                      16,653       16,095
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

                              SIMON WORLDWIDE, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                   For the three months
                                                                      ended March 31,
                                                                ---------------------------
                                                                    2002          2001
                                                                -----------     -----------
Net loss                                                        $    (5,167)    $    (4,219)
                                                                -----------     -----------
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments                              190            (375)
  Unrealized holding gains arising during period                         --           5,022
                                                                -----------     -----------
Other comprehensive income, before tax                                  190           4,647
Income tax expense related to items of
 other comprehensive income                                              --           1,535
                                                                -----------     -----------
Other comprehensive income, net of tax                                  190           3,112
                                                                -----------     -----------
Comprehensive loss                                              $    (4,977)    $    (1,107)
                                                                ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        For the three months
                                                                           ended March 31,
                                                                        --------------------
                                                                          2002        2001
                                                                        --------    --------
Cash flows from operating activities:
   Net loss                                                             $ (5,167)   $ (4,219)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                                        417       1,957
        Loss on sale of property and equipment                                28          --
        Realized loss on sale of investments                                   8          --
        Provision for doubtful accounts                                       --         541
        Deferred income taxes                                                 --      (2,264)
        Charge for impaired assets, net                                       41          --
        Charge for impaired investment                                        --         500
        Gain on settlement of obligations                                 (4,298)         --
        Non-cash restructuring                                              (657)         13
        Increase (decrease) in cash from changes
          in working capital items:
            Accounts receivable                                            7,904      23,564
            Inventories                                                       --      (2,845)
            Prepaid expenses and other current assets                        903      (1,322)
            Accounts payable                                              (1,662)    (12,059)
            Accrued expenses and other current liabilities                (9,409)     (3,971)
                                                                        --------    --------
Net cash used in operating activities                                    (11,892)       (105)
                                                                        --------    --------
Cash flows from investing activities:
   Purchase of property and equipment                                        (20)       (556)
   Proceeds from sale of property and equipment                               --          72
   Purchase of investments                                                    --      (7,875)
   Proceeds from sale of CPG division                                         --       8,363
   Proceeds from sale of investments                                         144          --
   Decrease in restricted cash                                             3,353          --
   Other, net                                                                351         271
                                                                        --------    --------
Net cash provided by investing activities                                  3,828         275
                                                                        --------    --------
Cash flows from financing activities:
   Repayments of short-term borrowings, net                                 (457)     (4,009)
   Proceeds from (repayments of) long-term obligations                      (831)         17
   Proceeds from issuance of common stock                                     --         153
                                                                        --------    --------
Net cash used in financing activities                                     (1,288)     (3,839)
                                                                        --------    --------
Effect of exchange rate changes on cash                                       52         (58)
                                                                        --------    --------
Net decrease in cash and cash equivalents                                 (9,300)     (3,727)
Cash and cash equivalents, beginning of period                            40,851      68,162
                                                                        --------    --------
Cash and cash equivalents, end of period                                $ 31,551    $ 64,435
                                                                        ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Interest                                                             $     35    $    131
                                                                        ========    ========
   Income taxes                                                         $  1,295    $    257
                                                                        ========    ========
 Supplemental non-cash investing activities:
   Dividends paid in kind on mandatorily redeemable preferred stock     $    265    $     --
                                                                        ========    ========

    The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Simon Worldwide, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

The Company filed a report on Form 8-K dated April 17, 2002 announcing that its independent accounting firm had resigned and withdrawn its audit report dated March 26, 2002 filed with the Company's 2001 Annual Report on Form 10-K. The Company engaged new public accountants on June 6, 2002.

This filing on Form 10-Q/A amends a previous filing by the Company on Form 10-Q for the three months ended March 31, 2002. The reason for the amended filing is the completion of the independent accountants review of the interim financial statements included in this report as required under Section 210.10-01(d) of Regulation S-X for the three months ended March 31, 2002.

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

As a result of the loss of these major customers (as well as its other customers), along with the resulting legal matters discussed further below, the Company's independent public accountants have qualified their opinion on the Company's December 31, 2001 financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure. The Company has eliminated, or is in the process of eliminating, much of its operations throughout the world, including its sourcing arm in Asia and most of its worldwide sales and general and administrative operations. As of March 31, 2002, the Company had approximately 33 employees. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (See Legal Actions

Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

The Company recorded a first quarter 2002 pre-tax net charge totaling approximately $1.9 million associated with the loss of customers. These charges relate principally to asset write-downs ($2.2 million), professional fees ($1.4 million), labor costs ($.4 million), and other costs ($.3 million) which were partially offset by a recovery of an asset which had been written off and included in the 2001 charges attributable to the loss of significant customers ($2.4 million). During the first quarter of 2002, the Company also negotiated settlements related to outstanding liabilities with many of its suppliers. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payments and the outstanding obligations was recorded as a gain, totaling approximately $1.5 million, included in Gain on Settlement of Obligations.

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

The class and/or representative actions filed in Illinois state court were consolidated in the Circuit Court of Cook County, Illinois (the "Boland" case). Numerous class and representative actions filed in California have been consolidated in California Superior Court for the County of Orange (the "California Court"). Numerous class and representative actions filed in federal courts nationwide were transferred by the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to the federal district court in Chicago, Illinois (the "MDL Proceedings"). Numerous of the class and representative actions filed in state courts other than in Illinois and California were removed to federal court and transferred by the MDL Panel to the MDL Proceedings.

On April 19, 2002, McDonald's entered into a Stipulation of Settlement (the "Boland Settlement") with certain plaintiffs in the Boland case pending in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). The Boland Settlement purports to settle and release, among other things, all claims related to the administration, execution and operation of the McDonald's promotional games, or to "the theft, conversion, misappropriation, seeding, dissemination, redemption or non-redemption of a winning prize or winning game piece in any McDonald's Promotional Game," including without limitation claims brought under the consumer protection statutes or laws of any jurisdiction, that have been or could or might have been alleged by any class member in any forum in the United States of America, subject to a right of class members to opt out on an individual basis, and includes a full release of the Company and Simon Marketing, as well as their officers, directors, employees, agents, and vendors. Under the terms of the Boland Settlement, McDonald's agrees to sponsor and run a "Prize Giveaway" in which a total of fifteen (15) $1 million prizes, payable in twenty equal annual installments with no interest, shall be randomly awarded to persons in attendance at McDonald's restaurants. The Company has been informed that McDonald's, in its capacity as an additional insured, has tendered a claim to Simon Marketing's Errors & Omissions insurance carriers to cover some or all of the cost of the Boland Settlement, including the cost of running the "Prize Giveaway," of the prizes themselves and of attorneys' fees to be paid to plaintiffs' counsel of $2.8 million.

On June 6, 2002, the Illinois Circuit Court issued a preliminary order approving the Boland Settlement and authorizing notice to the class. On August 28, 2002, the opt-out period pertaining thereto expired. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. On January 3, 2003, the Illinois Circuit Court issued an order approving the Boland Settlement and overruling objections thereto and on April 8, 2003 a final order was issued. The Boland Settlement was conditioned upon a final judgment being issued in the case before the California Court. Inasmuch as the appeal periods have expired in the Boland case, a final judgment has been rendered in the case. However, no final judgment has yet been rendered by the California Court. Even if the Boland Settlement is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. Claims may also be asserted in Canada and by individuals whose claims do not involve the Jacobson theft if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

The remaining cases in the MDL Proceedings were dismissed on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1 million winning ticket. This case has been ordered to arbitration.

In the California Court, certain of the California plaintiffs purported to have opted out of the Boland Settlement individually and also on behalf of all California consumers. In its final order approving the Boland Settlement, the Illinois court rejected the attempt by the California plaintiffs to opt out on behalf of all California consumers. On June 2, 2003, the California Court granted the motion of McDonald's and Simon Marketing to dismiss all class and representative claims as having been barred by the Boland Settlement. An appeal by the California plaintiffs is currently pending. The Boland Settlement will become final when a final judgment is issued by the California Court. Even with the Boland Settlement, individual claims may go forward as to those plaintiffs who are determined to have properly opted out of the Boland Settlement or who have asserted claims not involving the Jacobson theft. The Company does not know which California and non-California claims will go forward notwithstanding the Boland Settlement.

On or about September 13, 2002, an action was filed against Simon Marketing and McDonald's in Ontario Provincial Court alleging that Simon Marketing and McDonald's deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, an action was filed against Simon Marketing in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Company and McDonald's have filed motions to dismiss or stay these cases on the basis of the Boland Settlement. There has not yet been a hearing on this motion.

On October 23, 2001, Simon Marketing and the Company filed suit against McDonald's in California Superior Court for the County of Los Angeles. The complaint alleged, among other things, fraud, defamation and breach of contract in connection with the termination of Simon Marketing's relationship with McDonald's.

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleged that Simon Marketing has engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleged that McDonald's was entitled to indemnification and damages of an unspecified amount. The federal lawsuit by McDonald's was dismissed for lack of federal jurisdiction. Subsequently, a substantially similar lawsuit was filed by McDonald's in Illinois state court which the Company had moved to dismiss as a compulsory counter-claim which must properly be filed in the Company's California state court action.

On March 7, 2002, Simon Marketing initiated a lawsuit against certain suppliers and agents of McDonald's in California Superior Court for the County of Los Angeles. The complaint alleges, among other things, breach of contract and intentional interference with contractual relations. In July 2002, a stay was granted in the case on the basis of "forum non conveniens", which would require the case to be refiled in Illinois state court. The Company filed an appeal of the stay.

The Company has entered into a settlement agreement with McDonald's as well as the aforesaid suppliers and agents of McDonald's in which all parties dismiss all causes of action against each other and mutually release each other from all liabilities and obligations. The agreement provides that settlement payments will not be made nor will the mutual releases be final until the Effective Date of the Boland Settlement. Although the Boland Settlement has been approved by the court, its Effective Date remains contingent upon the resolution of the case before the California Court. There can be no assurance as to when this condition will be satisfied and the Boland Settlement and the settlement with McDonald's will take effect, but the Company expects it could take up to a year. Under the terms of the agreement with McDonald's, when the settlement is effective, McDonald's will pay $6.9 million to the Company and assign to the Company its rights to certain insurance proceeds, which are expected to be approximately $9.7 million, resulting in a payment to the Company of approximately $16.6 million.

On August 22, 2003 the Company was served with a lawsuit in the State Circuit Court for Montgomery County Maryland filed by Stone Street Capital, Inc. ("Stone Street") against Simon Marketing, McDonald's and George Chandler, an individual convicted as a conspirator with Mr. Jacobson in connection with the theft of "stolen" McDonald's game pieces. Stone Street alleges that it purchased a purported winning game ticket from Mr. Chandler from which it received an assignment of the right to 19 installment payments of $50,000 each. Such installment payments were terminated after the Jacobson theft was uncovered, and Stone Street seeks to recover amounts paid by it from McDonald's and Simon Marketing.

The Company has attempted to remove the case to federal court and transfer it to the MDL Proceedings. Plaintiffs have opposed removal and transfer, and motions by the parties are pending.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by a former Simon Marketing employee. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company filed a first amended complaint against two firms, PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. Subsequently the defendants' demurrers to the first and a later second amended complaint were sustained in part, including the dismissal of all claims for punitive damages with no leave to amend, and a third amended complaint will be filed.

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

For additional information related to certain matters discussed in this section, reference is made to the Company's 2001 Report on Form 10-K and Reports on Form 8-K dated August 21, 2001, September 17, 2001, September 21, 2001, October 30, 2001, April 17, 2002, June 6, 2002, and August 19, 2003.

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

At March 31, 2002 and December 31, 2001, the Company had an investment in two companies totaling $10.5 million which includes a $10.0 million indirect investment, through a limited liability company that is owned by The Yucaipa Companies ("Yucaipa"), in Alliance Entertainment Corp. ("Alliance"). Yucaipa is believed to be indirectly a significant shareholder in Alliance. Alliance is a home entertainment product distribution and fulfillment company. In June 2002, certain events occurred that indicated an impairment of its investment in Alliance. As such, the Company recorded a pre-tax non-cash charge of $10.0 million in June 2002 to write-down this investment. For the years ended December 31, 2001 and December 31, 2000, the Company also recorded impairment charges of $1.5 million and $2.5 million, respectively, related to other investments in affiliate-controlled entities.

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

Restricted cash at March 31, 2002 and December 31, 2001 was $5.4 million and $8.7 million, respectively, primarily consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. Outstanding standby letters of credit have maturities ranging from July 2002 through August 2007. Restricted cash at December 31, 2001 included $2.5 million which was segregated in separate cash accounts in which security interests had been granted to certain employees for retention payments. The $2.5 million was released back to the Company in the first quarter of 2002 upon making of retention and severance payments to these applicable employees.

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

BALANCE AT JANUARY 1, 2001          $      --
Restructuring provision                20,212
Non-cash asset write-downs             (8,874)
Employee termination costs
  and other cash payments              (9,340)
                                    ---------
BALANCE AT DECEMBER 31, 2001            1,998
Employee termination costs
  and other cash payments                (641)
Accrual reversal                         (657)
                                    ---------
BALANCE AT MARCH 31, 2002           $     700
                                    =========

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

BALANCE AT JANUARY 1, 2000         $       --
Restructuring provision                 6,360
Employee termination costs
  and other cash payments              (2,858)
Non-cash asset write-downs             (1,684)
Accrual reversal                         (625)
                                   ----------
BALANCE AT DECEMBER 31, 2000            1,193
Employee termination costs
  and other cash payments                (657)
Non-cash asset write-downs                (90)
                                   ----------
BALANCE AT DECEMBER 31, 2001              446

Employee termination costs
  and other cash payments                (446)
                                   ----------
BALANCE AT MARCH 31, 2002          $       --
                                   ==========

6.       EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (in thousands, except share data):

                                                          For the Quarters Ended March 31,
                                                2002                                          2001
                            ------------------------------------------    ------------------------------------------
                              Income           Shares        Per Share       Income           Shares       Per Share
                            (Numerator)     (Denominator)     Amount       (Numerator)     (Denominator)     Amount
                            -----------     -------------    ---------    -------------    -------------   ---------
Basic and diluted EPS:
Net loss                    $    (5,167)                                  $     (4,219)

Preferred stock dividends           269                                            258
                            -----------                                   ------------
Loss available to common
 stockholders               $    (5,436)     16,653,193      $  (0.33)    $     (4,477)     16,094,904     $  (0.28)
                            ===========      ==========      ========     ============      ==========     ========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. ("the Company") for the three months ended March 31, 2002 as compared to the same period in the previous year. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Form 10-Q/A.

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

As a result of the loss of these major customers (as well as its other customers), along with the resulting legal matters discussed further below, the Company's independent public accountants have qualified their opinion on the Company's December 31, 2001 financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure. The Company has eliminated, or is in the process of eliminating, much of its operations throughout the world, including its sourcing arm in Asia and most of its worldwide sales and general and administrative operations. As of March 31, 2002, the Company had approximately 33 employees. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take.

The Company recorded a first quarter 2002 pre-tax net charge totaling approximately $1.9 million associated with the loss of customers. These charges relate principally to asset write-downs ($2.2 million), professional fees ($1.4 million), labor costs ($.4 million), and other costs ($.3 million) which were partially offset by a recovery of an asset which had been written off and included in the 2001 charges attributable to loss of significant customers ($2.4 million). During the first quarter of 2002, the Company also negotiated settlements related to outstanding liabilities with many of its suppliers. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payments and the outstanding obligations was recorded as a gain, totaling approximately $1.5 million, included in Gain on Settlement of Obligations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

There were no sales or gross profit in the first quarter of 2002 due to the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. See Loss of Customers, Resulting Events and Going Concern section above and notes to consolidated financial statements. Net sales and gross profit were $106.5 million and $25.0 million, respectively, in the first quarter ended March 31, 2001.

Selling, general and administrative expenses totaled $5.5 million in the first quarter of 2002 as compared to $30.2 million in the first quarter of 2001. Selling, general, and administrative expenses of $5.5 million include settlements of lease and other obligations of $2.8 million less than amount accrued. The Company's decreased spending was due principally to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

The Company recorded a first quarter 2002 pre-tax net charge totaling approximately $1.9 million associated with the loss of customers. These charges relate principally to asset write-downs ($2.2 million), professional fees ($1.4 million), labor costs ($.4 million), and other costs ($.3 million) which were partially offset by a recovery of an asset which had been written off and included in the 2001 charges attributable to the loss of significant customers ($2.4 million). During the first quarter of 2002, the Company also negotiated settlements related to outstanding liabilities with many of its suppliers. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payments and the outstanding obligations was recorded as a gain, totaling approximately $1.5 million, included in Gain on Settlement of Obligations. The second quarter 2001 restructuring charge was revised downward by $.7 million in the first quarter of 2002 primarily related to employee termination costs.

The Company has recorded a $.5 million charge to other expense in the first quarter of 2001 to reflect an other-than-temporary investment impairment associated with its venture portfolio. See notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section above, which will continue to have a substantial adverse impact on the Company's cash position, raise substantial concern about the Company's ability to meet its future working capital obligations and raise substantial doubts about the Company's ability to continue as a going concern. The Company's independent public accountants have qualified their opinion on the Company's December 31, 2001 financial statements, expressing substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has taken and will continue to take action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved (see Legal Actions Associated with the McDonald's Matter). To date, the Board of Directors has made no decision on which course of action to take. Since inception, the Company has financed its working capital and capital expenditure requirements through cash generated from operations, and investment and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases.

Working capital at March 31, 2002 was a deficit of ($1.7) million compared to $1.7 million at December 31, 2001. Net cash used in operating activities during the first three months of 2002 was $11.9 million, due primarily to a net loss of $5.2 million, a $4.3 million gain on settlement of obligations, and a $2.3 million net decrease in cash from working capital.

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

Restricted cash at March 31, 2002 and December 31, 2001 was $5.4 million and $8.7 million, respectively, consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. Outstanding standby letters of credit have maturities ranging from July 2002 through August 2007. Restricted cash at December 31, 2001 included $2.5 million which was segregated in separate cash accounts in which security interests had been granted to certain employees for retention payments. The $2.5 million was released back to the Company in the first quarter of 2002 upon making of retention and severance payments to these applicable employees.

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

PART II - OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

See "Legal Actions Associated with the McDonald's Matter" located in Part I of this Report on Form 10-Q/A for disclosure related to legal proceedings involving the Company.

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

Date: November 3, 2003      SIMON WORLDWIDE, INC.

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

    1.   I have reviewed this report on Form 10-Q/A of the Company.

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

         November 3, 2003               /s/ GEORGE G. GOLLEHER
                                        ------------------------------
                                        BY: George G. Golleher
                                            Executive Committee Member

I, J. Anthony Kouba, a member of the Executive Committee of the Board of Directors which has responsibility for the role of principal executive officer of the Company, certify that:

    1.   I have reviewed this report on Form 10-Q/A of the Company.

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

         November 3, 2003               /s/ J. ANTHONY KOUBA
                                        ------------------------------
                                        BY: J. Anthony Kouba
                                            Executive Committee Member

I, Greg Mays, principal financial officer of the Company, certify that:

    1.   I have reviewed this report on Form 10-Q/A of the Company.

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

         November 3, 2003               /s/ GREG MAYS
                                        -------------------------------
                                        BY: Greg Mays
                                            Principal Financial Officer