Form 10-Q
period 2003-09-30
SIMON WORLDWIDE INC
filed 2003-11-04
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                       PAGE NUMBER
PART I     FINANCIAL INFORMATION

           Item 1.     Condensed Financial Statements (Unaudited)

                       Consolidated Balance Sheets -
                       September 30, 2003 and December 31, 2002                             3

                       Consolidated Statements of Operations -
                       For the three and nine months ended
                       September 30, 2003 and 2002                                          4

                       Consolidated Statements of Comprehensive Loss -
                       For the three and nine months ended
                       September 30, 2003 and 2002                                          5

                       Consolidated Statements of Cash Flows -
                       For the nine months ended September 30, 2003 and 2002                6

                       Notes to Consolidated Financial Statements                          7-16

           Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                      17-21

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk           21

           Item 4.     Controls and Procedures                                              21

PART II    OTHER INFORMATION

           Item 1.     Legal Proceedings                                                    22

           Item 6.     Exhibits and Reports on Form 8-K                                     22

           SIGNATURE                                                                        23

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      September 30,    December 31,
                                                                                          2003             2002
                                                                                      -------------    ------------
                                                                                        (Unaudited)
                                                   ASSETS

Current assets:
   Cash and cash equivalents                                                            $       -        $   1,181
   Restricted cash                                                                          5,032            7,640
   Prepaid expenses and other current assets                                                  348            1,394
   Assets from discontinued operations to be disposed of - current                         13,691           14,255
                                                                                        ---------        ---------
Total current assets                                                                       19,071           24,470
Property and equipment, net                                                                    48               67
Investments                                                                                   500              500
Other assets                                                                                  293              293
                                                                                        ---------        ---------
                                                                                           19,912           25,330
Assets from discontinued operations to be disposed of - non-current                         1,146            1,110
                                                                                        ---------        ---------
                                                                                        $  21,058        $  26,440
                                                                                        =========        =========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable:
     Trade                                                                              $      75        $      51
     Affiliates                                                                               158              155
   Accrued expenses and other current liabilities                                              32              478
   Liabilities from discontinued operations - current                                      14,837           15,365
                                                                                        ---------        ---------
                                                                                           15,102           16,049

Commitments and contingencies

Mandatorily redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 28,453 shares issued and outstanding at September 30, 2003 and 27,616 shares issued and outstanding
     at December 31, 2002, stated at redemption value of $1,000 per share                  28,453           27,616

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,653,193 shares
     issued and outstanding at September 30, 2003 and December 31, 2002                       167              167
   Additional paid-in capital                                                             138,500          138,500
   Retained deficit                                                                      (161,164)        (155,892)
                                                                                        ---------        ---------
Total stockholders' deficit                                                               (22,497)         (17,225)
                                                                                        ---------        ---------
                                                                                        $  21,058        $  26,440
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

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                For the three months      For the nine months
                                                                                 ended September 30,      ended September 30,
                                                                               ----------------------    ----------------------
                                                                                 2003         2002          2003         2002
                                                                               ---------    ---------    ---------    ---------
Revenue                                                                        $      -     $      -     $      -     $      -

General and administrative expenses                                               1,228        1,068        4,102        3,614
Investment losses                                                                     -          250            -       10,250
                                                                               --------     --------     --------     --------
Loss from continuing operations before income taxes                              (1,228)      (1,318)      (4,102)     (13,864)
Income tax benefit                                                                    -            -            -            -
                                                                               --------     --------     --------     --------
Net loss from continuing operations                                              (1,228)      (1,318)      (4,102)     (13,864)
Income (loss) from discontinued operations, net of tax                             (311)        (405)        (330)       5,522
                                                                               --------     --------     --------     --------
Net loss                                                                         (1,539)      (1,723)      (4,432)      (8,342)
Preferred stock dividends                                                           282          280          840          818
                                                                               --------     --------     --------     --------
Net loss available to common stockholders                                      $ (1,821)    $ (2,003)    $ (5,272)    $ (9,160)
                                                                               ========     ========     ========     ========

Loss per share from continuing operations available to common stockholders:
   Loss per common share - basic and diluted                                   $  (0.09)    $  (0.10)    $  (0.30)    $  (0.88)
                                                                               ========     ========     ========     ========
   Weighted average shares outstanding - basic and diluted                       16,653       16,653       16,653       16,653
                                                                               ========     ========     ========     ========

Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted                          $  (0.02)    $  (0.02)    $  (0.02)    $   0.33
                                                                               ========     ========     ========     ========
   Weighted average shares outstanding - basic and diluted                       16,653       16,653       16,653       16,653
                                                                               ========     ========     ========     ========

Net loss available to common stockholders:
   Loss per common share - basic and diluted                                   $  (0.11)    $  (0.12)    $  (0.32)    $  (0.55)
                                                                               ========     ========     ========     ========
   Weighted average shares outstanding - basic and diluted                       16,653       16,653       16,653       16,653
                                                                               ========     ========     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (in thousands)

                                               For the three months    For the nine months
                                               ended September 30,     ended September 30,
                                               --------------------    --------------------
                                                 2003        2002        2003        2002
                                               --------    --------    --------    --------
Net loss                                       $(1,539)    $(1,723)    $(4,432)    $(8,342)
                                               -------     -------     -------     -------
Other comprehensive income, before tax:
   Foreign currency translation adjustments          -           -           -       2,115
                                               -------     -------     -------     -------
Other comprehensive income, before tax               -           -           -       2,115
Income tax expense related to items of
   other comprehensive income                        -           -           -           -
                                               -------     -------     -------     -------
Other comprehensive income, net of tax               -           -           -       2,115
                                               -------     -------     -------     -------
Comprehensive loss                             $(1,539)    $(1,723)    $(4,432)    $(6,227)
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

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                    For the nine months
                                                                                    ended September 30,
                                                                                  ----------------------
                                                                                    2003          2002
                                                                                  ---------    ---------
Cash flows from operating activities:
   Net loss                                                                       $ (4,432)    $ (8,342)
   Income (loss) from discontinued operations                                         (330)       5,522
                                                                                  --------     --------
   Loss from continuing operations                                                  (4,102)     (13,864)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      46           43
     Charge for impaired investments                                                     -       10,250
   Increase (decrease) in cash from changes in working capital items:
     Prepaid expenses and other current assets                                       1,046          786
     Accounts payable                                                                   27           45
     Accrued expenses and other current liabilities                                   (446)          44
                                                                                  --------     --------
Net cash used in operating activities                                               (3,429)      (2,696)
                                                                                  --------     --------

Cash flows from investing activities:
   Purchase of property and equipment                                                  (27)           -
   Decrease (increase) in restricted cash                                            2,608       (5,272)
                                                                                  --------     --------
Net cash provided by (used in) investing activities                                  2,581       (5,272)
                                                                                  --------     --------

Net cash used in continuing operations                                                (848)      (7,968)
Net cash provided by (used in) discontinued operations                                (333)      10,157
                                                                                  --------     --------
Net increase (decrease) in cash and cash equivalents                                (1,181)       2,189
Cash and cash equivalents, beginning of period                                       1,181            -
                                                                                  --------     --------
Cash and cash equivalents, end of period                                          $      -     $  2,189
                                                                                  ========     ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                     $      -     $     22
                                                                                  ========     ========
     Income taxes                                                                 $      9     $     72
                                                                                  ========     ========
Supplemental non-cash investing activities:
   Dividends paid in kind on mandatorily redeemable preferred stock               $    837     $    804
                                                                                  ========     ========

    The accompanying notes are an integral part of the consolidated financial statements.

                              SIMON WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ($ in thousands, except share data and except dollar amounts followed immediately by the word "million")
                                   (Unaudited)

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

At September 30, 2003 and December 31, 2002, the Company had a passive investment in a limited liability company controlled by an affiliate (see Note
5).

The operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

At September 30, 2003 and December 31, 2002, the Company had a stockholders' deficit of $22,497 and $17,225, respectively, and a net loss of $4,432 and $8,342 for the nine month periods ended September 30, 2003 and 2002, respectively. Subsequent to December 31, 2001, the Company continued to incur losses in 2002 and continues to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2002, the Company's independent public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing, Inc. ("Simon Marketing"), a subsidiary of the Company, as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001 by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. (Also, see section, Legal Actions Associated with the McDonald's Matter, below.) Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending their approximately nine year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, 65% and 9% and 61% and 9% of total net sales in 2001, 2000 and 1999, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At September 30, 2003 and December 31, 2002, the Company had no customer backlog as compared to $2,200 of written customer purchase orders at September 30, 2001. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

During the nine months ended September 30, 2002, the Company recorded a pre-tax net charge totaling approximately $3,569 associated with the loss of customers, included within discontinued operations (see Note 4). Charges totaling $6,742, primarily related to asset write-downs ($2,388), professional fees ($3,531), labor and other costs ($823), were partially offset by recoveries of accounts receivable balances that had been written off in previous periods ($1,293), and other gains ($1,880). No such charges were incurred during the nine months ended September 30, 2003.

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

On June 6, 2002, the Illinois Circuit Court issued a preliminary order approving the Boland Settlement and authorizing notice to the class. On August 28, 2002, the opt-out period pertaining thereto expired. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. On January 3, 2003, the Illinois Circuit Court issued an order approving the Boland Settlement and overruling objections thereto and on April 8, 2003 a final order was issued. The Boland Settlement was conditioned upon a final judgment being issued in the Boland case and in the case before the California Court. Inasmuch as the appeal periods have expired in the Boland case, a final judgment has been rendered in the case. However, no final judgment has yet been rendered by the California Court. Even if the Boland Settlement is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. Claims may also be asserted in Canada and by individuals whose claims do not involve the Jacobson theft if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

The remaining cases in the MDL Proceedings were dismissed on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1 million winning ticket. This case has been ordered to arbitration.

In the California Court, certain of the California plaintiffs purported to have opted out of the Boland Settlement individually and also on behalf of all California consumers. In its final order approving the Boland Settlement, the Illinois court rejected the attempt by the California plaintiffs to opt out on behalf of all California consumers. On June 2, 2003, the California Court granted the motion of McDonald's and Simon Marketing to dismiss all class and representative claims as having been barred by the Boland Settlement. An appeal by the California plaintiffs is currently pending. The Boland Settlement will become final only when a final judgment is issued by the California Court. Even with the Boland Settlement, individual claims may go forward as to those plaintiffs who are determined to have properly opted out of the Boland Settlement or who have asserted claims not involving the Jacobson theft. The Company does not know which California and non-California claims will go forward notwithstanding the Boland Settlement.

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

Also on October 23, 2001, the Company and Simon Marketing were named as defendants, along with Mr. Jacobson, and certain other individuals unrelated to the Company or Simon Marketing, in a complaint filed by McDonald's in the United States District Court for the Northern District of Illinois. The complaint alleged that Simon Marketing had engaged in fraud, breach of contract, breach of fiduciary obligations and civil conspiracy and alleged that McDonald's was entitled to indemnification and damages of an unspecified amount. The federal lawsuit by McDonald's was dismissed for lack of federal jurisdiction. Subsequently, a substantially similar lawsuit was filed by McDonald's in Illinois state court which the Company had moved to dismiss as a compulsory counter-claim which must properly be filed in the Company's California state court action.

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

For additional information related to certain matters discussed in this section, reference is made to the Company's Reports on Form 8-K dated April 17, 2002, June 6, 2002 and August 19, 2003.

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

At September 30, 2003, the Company had one stock-based compensation plan. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has applied APB No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to such plans. Since there were no employee stock option grants during the three and nine month periods ended September 30, 2003 and 2002, there is no impact on net income as reported in the accompanying consolidated financial statements.

                                                              For the three months           For the nine months
                                                               ended September 30,           ended September 30,
                                                             ----------------------        -----------------------
                                                               2003          2002            2003           2002
                                                             ---------     --------        ---------     ---------
Net loss available to common stockholders                    $  (1,821)     $(2,003)       $  (5,272)     $ (9,160)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
     all awards, net of income taxes                                 -            -                -             -
                                                             ---------     --------        ---------     ---------
Net loss available to common stockholders - pro forma        $  (1,821)    ($ 2,003)       $  (5,272)    ($  9,160)
                                                             =========     ========        =========     =========

Loss per common share - basic and diluted - as reported      $   (0.11)     $ (0.12)       $   (0.32)     $  (0.55)
                                                             =========     ========        =========     =========
Loss per common share - basic and diluted - pro forma        $   (0.11)     $ (0.12)       $   (0.32)     $  (0.55)
                                                             =========     ========        =========     =========

OTHER ACCOUNTING PRONOUNCEMENTS

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

In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are mandatorily redeemable through the transfer of the issuer's assets at a specified date or upon an event that is likely to occur; an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer to settle the obligation through the transfer of assets; an instrument that embodies an unconditional obligation; or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company had $28,453 and $27,616 of preferred stock outstanding at September 30, 2003 and

December 31, 2002, respectively. Because such preferred stock is not mandatorily redeemable at a specified date or upon an event that is likely to occur, the Company does not consider its preferred stock to be mandatorily redeemable within the scope of SFAS No. 150. Accordingly, the Company does not expect SFAS No. 150 to have a material impact on its financial position, results of operations or cash flows.

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

Assets and liabilities from discontinued operations as of September 30, 2003 and December 31, 2002, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                                         September 30,    December 31,
                                                                             2003             2002
                                                                         ------------     ------------
Assets:
   Cash and cash equivalents                                              $   11,091       $   13,236
   Restricted cash                                                             1,835                -
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $13,633
     at September 30, 2003 and $13,416 at December 31, 2002                      312              558
   Prepaid expenses and other current assets                                     453              461
                                                                          ----------       ----------
   Total current assets                                                       13,691           14,255
   Other assets                                                                1,146            1,110
                                                                          ----------       ----------
   Assets from discontinued operations to be disposed of                  $   14,837       $   15,365
                                                                          ==========       ==========

Liabilities:
   Accounts payable - trade                                               $    5,313       $    5,736
   Accrued expenses and other current liabilities                              9,524            9,629
                                                                          ----------       ----------
   Total current liabilities                                                  14,837           15,365
                                                                          ----------       ----------
   Liabilities from discontinued operations                               $   14,837       $   15,365
                                                                          ==========       ==========

Net income (loss) from discontinued operations available to common stockholders for the three and nine months ended September 30, 2003 and 2002, as disclosed in the accompanying consolidated financial statements, consists of the following:

                                                       For the three months          For the nine months
                                                        ended September 30,          ended September 30,
                                                      -----------------------      -----------------------
                                                        2003          2002           2003           2002
                                                      ---------     ---------      ---------     ---------
Net sales                                             $       -     $       -      $       -     $       -
Cost of sales                                                 -             -              -             -
                                                      ---------     ---------      ---------     ---------
Gross profit                                                  -             -              -             -

Selling, general and administrative expenses                227          (381)           502         4,221
Charges attributable
   to loss of significant customers, net                      -         1,991              -         3,569
Gain on settlement of obligations                           (17)         (369)           (23)       (9,632)
Restructuring                                                 -             -              -          (750)
                                                      ---------     ---------      ---------     ---------
Operating income (loss)                                    (210)       (1,241)          (479)        2,592

Interest income                                             (37)         (100)          (211)         (306)
Interest expense                                              -             -              -            35
Other (income) expense                                      138          (736)            62           827
                                                      ---------     ---------      ---------     ---------
Income (loss) before income taxes                          (311)         (405)          (330)        2,036
Income tax benefit                                            -             -              -        (3,486)
                                                      ---------     ---------      ---------     ---------
Net income (loss) from discontinued operations
   available to common stockholders                   $    (311)    $    (405)     $    (330)    $   5,522
                                                      =========     =========      =========     =========

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

In June 2002, certain events occurred which indicated an impairment of its investment in Alliance Entertainment Corp. ("Alliance"), an indirect investment through a limited liability company that is controlled by The Yucaipa Companies ("Yucaipa"), an affiliate of the Company. This investment had a carrying value of $0 at September 30, 2003 and December 31, 2002. Yucaipa is believed to be indirectly a significant shareholder in Alliance, which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. The Company recorded a pre-tax non-cash investment loss of $10,000 during the second quarter of 2002 to write-down its investment, included as part of the Company's continuing operations. For the years ended December 31, 2001 and 2000, the Company also recorded impairment charges of $1,500 and $2,500, respectively, related to other investments in affiliate-controlled entities. During the third quarter of 2002, the Company also received a final return of capital, totaling approximately $275, on an investment with a carrying value totaling approximately $525 as of December 31, 2001. An investment loss of approximately $250 was recorded in connection with this final distribution, included as part of the Company's continuing operations.

While the Company will continue to periodically evaluate its Internet-related investments, there can be no assurance that the companies in which it has invested will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. SHORT-TERM BORROWINGS

The Company's Credit and Security Agreements, which provided for working capital and other financing arrangements expired on May 15, 2002. At September 30, 2003 the Company had various pre-existing letters of credit outstanding, which are cash collateralized and have various expiration dates through August 2007. As a result of the loss of its McDonald's and Philip Morris business (see Note 2), the Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized.

Restricted cash at September 30, 2003 and December 31, 2002 primarily consists of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. Restricted cash within continuing operations also includes $2,700 deposited into an irrevocable trust during 2002 (see Note 9).

7. SETTLEMENT OF OBLIGATIONS

During 2002 the Company negotiated settlements related to outstanding liabilities with many of its suppliers. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. For the nine months ended September 30, 2003 and 2002 the difference between the final settlement payments and the outstanding obligations was $23 and $9,632, respectively, included in Gain on Settlement of Obligations within discontinued operations (see Note 4).

8. RESTRUCTURING

2001 Restructuring

The Company recorded a second quarter 2001 pre-tax charge of approximately $20,212 for restructuring expenses principally related to employee termination costs, asset write-downs, loss on the sale of the United Kingdom business and settlement of certain lease obligations. During the first quarter of 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $304 reduction to the restructuring accrual outstanding as of December 31, 2001. As the restructuring plan was complete by the first quarter of 2002, there was no activity during the three and nine months ended September 30, 2003. As these restructuring efforts related to the promotions business, this activity is included within discontinued operations (see Note 4). A summary of activity in the restructuring accrual is as follows:

BALANCE AT JANUARY 1, 2001         $      -
Restructuring provision              20,212
Non-cash asset write-downs           (8,874)
Employee termination costs
  and other cash payments            (9,340)
                                   --------
BALANCE AT DECEMBER 31, 2001          1,998
Employee termination costs
  and other cash payments            (1,544)
Non-cash asset write-downs             (150)
Accrual reversal                       (304)
                                   --------
BALANCE AT DECEMBER 31, 2002       $      -
                                   ========

2000 Restructuring

As a result of its May 2000 restructuring, the Company recorded a net charge to 2000 operations of $5,735 for involuntary termination costs, asset write-downs and the settlement of lease obligations. During 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded a $446 reduction to the restructuring accrual outstanding as of December 31, 2001. As the restructuring plan was complete by the first quarter of 2002, there was no activity during the three and nine months ended September 30, 2003. As these restructuring efforts related to the promotions business, this activity is included within discontinued operations (see Note 4). A summary of activity in the restructuring accrual is as follows:

BALANCE AT JANUARY 1, 2001             $  1,193
Employee termination costs
  and other cash payments                  (657)
Non-cash asset write-downs                  (90)
                                       --------
BALANCE AT DECEMBER 31, 2001                446
Accrual reversal                           (446)
                                       --------
BALANCE AT DECEMBER 31, 2002           $      -
                                       ========

9. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2,700. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2,700) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in Restricted Cash within continuing operations in the accompanying consolidated balance sheet as of September 30, 2003 and December 31, 2002.

10. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by SFAS No. 128, "Earnings per Share" (in thousands, except share data):

                                                                 For the three months ended September 30,
                                                              2003                                         2002
                                               ------------------------------------      -------------------------------------
                                                Income          Shares     Per Share       Income         Shares     Per Share
                                              (Numerator)    (Denominator)  Amount       (Numerator)   (Denominator)   Amount
                                              -----------    -------------  ------       -----------   -------------   ------
Basic and diluted EPS:
   Loss from continuing operations             $  (1,228)                                $   (1,318)
   Preferred stock dividends                         282                                        280
                                               ---------                                 ----------
   Loss from continuing operations
     available to common stockholders          $  (1,510)      16,653,193   $ (0.09)     $   (1,598)     16,653,193   $ (0.10)
                                               =========       ==========   =======      ==========      ==========   =======

   Loss from discontinued operations           $    (311)      16,653,193   $ (0.02)     $     (405)     16,653,193   $ (0.02)
                                               =========       ==========   =======      ==========      ==========   =======
   Net loss                                       (1,539)                                    (1,723)
   Preferred stock dividends                         282                                        280
                                               ---------                                 ----------
   Net loss available to common
     stockholders                              $  (1,821)      16,653,193   $ (0.11)     $   (2,003)     16,653,193   $ (0.12)
                                               =========       ==========   =======      ==========      ==========   =======

For the three months ended September 30, 2003 and 2002, 3,433,921 and 3,299,930 shares of convertible preferred stock, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                                 For the nine months ended September 30,
                                                              2003                                       2002
                                              --------------------------------------    ------------------------------------------
                                                Income          Shares     Per Share      Income           Shares        Per Share
                                              (Numerator)    (Denominator)  Amount      (Numerator)     (Denominator)     Amount
                                              -----------    -------------  ------      -----------     -------------     ------
Basic and diluted EPS:
   Loss from continuing operations             $  (4,102)                                $  (13,864)
   Preferred stock dividends                         840                                        818
                                               ---------                                 ----------
   Loss from continuing operations
     available to common stockholders          $  (4,942)      16,653,193   $ (0.30)     $  (14,682)     16,653,193       $ (0.88)
                                               =========       ==========   =======      ==========      ==========       =======
   Income (loss) from discontinued
     operations                                $    (330)      16,653,193   $ (0.02)     $    5,522      16,653,193       $  0.33
                                               =========       ==========   =======      ==========      ==========       =======

   Net loss                                       (4,432)                                    (8,342)
   Preferred stock dividends                         840                                        818
                                               ---------                                 ----------
   Net loss available to common
     stockholders                              $  (5,272)      16,653,193   $ (0.32)     $   (9,160)     16,653,193       $ (0.55)
                                               =========       ==========   =======      ==========      ==========       =======

For the nine months ended September 30, 2003 and 2002, 3,400,121 and 3,267,569 shares of convertible preferred stock, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. ("the Company") for the three and nine months ended September 30, 2003 as compared to the same periods in the previous year. This discussion should be read in conjunction with the consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

At September 30, 2003 and December 31, 2002, the Company had a stockholders' deficit of $22.5 million and $17.2 million, respectively, and a net loss of $4.4 million and $8.3 million for the nine months ended September 30, 2003 and 2002, respectively. The Company has continued to incur losses in 2003 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the loss of these major customers, along with the resulting legal matters discussed further below, there is substantial doubt about the Company's ability to continue as a going concern. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2002, the Company's independent public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Selling, general and administrative expenses totaled $1.2 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively. The fluctuation was primarily due to an increase in insurance premiums. Investment Losses, representing charges related to other-than-temporary investment impairments associated with the Company's venture portfolio, totaled $0 and $.3 million for the three months ended September 30, 2003 and 2002, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Selling, general and administrative expenses totaled $4.1 million and $3.6 million for the nine months ended September 30, 2003 and 2002, respectively. The fluctuation was primarily due to an increase in insurance premiums. Investment Losses, representing charges related to other-than-temporary investment impairments associated with the Company's venture portfolio, totaled $0 and $10.3 million for the nine months ended September 30, 2003 and 2002, respectively.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

There were no net sales or gross profit for the three months ended September 30, 2003 and 2002. The Company's lack of net sales and gross profit was primarily attributable to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $.2 million and $(.4) million for the three months ended September 30, 2003 and 2002, respectively. Selling, general and administrative expenses of $(.4) million for the three months ended September 30, 2002 included a settlement of lease and other obligations of $.4 million less than amounts accrued. The fluctuation was primarily due to the effect of settlement of lease and other obligations for amounts less than accrued and other gains included in the three months ended September 30, 2002 while there were no material items of a similar nature included in the three months ended September 30, 2003. See notes to consolidated financial statements.

The Company recorded a pre-tax net charge totaling $2.0 million for the three months ended September 30, 2002 related to the loss of customers. These charges were primarily related to asset write-downs ($.2 million), professional fees ($1.0 million) and labor and other costs ($.8 million). There were no such charges for the three months ended September 30, 2003.

The Company negotiated settlements related to outstanding liabilities with many of its suppliers on terms generally more favorable to the Company than required by the existing terms of the liabilities. The Company recorded a gain in connection with these settlements totaling $.4 million for the three months ended September 30, 2002, included in Gain on Settlement of Obligations in Note 4 to the accompanying consolidated financial statements. The Company recorded nominal settlement gains for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

There were no net sales or gross profit for the nine months ended September 30, 2003 and 2002. The Company's lack of net sales and gross profit was primarily attributable to the effects associated with the loss of its McDonald's and Philip Morris business. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $.5 million and $4.2 million for the nine months ended September 30, 2003 and 2002, respectively. Selling, general and administrative expenses of $4.2 million for the nine months ended September 30, 2002 includes a settlement of lease and other obligations of $4.5 million less than the amounts accrued. The Company's decreased spending was primarily due to the effects associated with the Company eliminating a majority of its ongoing operations related to the promotions business. See notes to consolidated financial statements.

The Company recorded a pre-tax net charge totaling approximately $3.6 million for the nine months ended September 30, 2002 related to the loss of customers (see Note 4). Charges totaling $6.7 million, primarily related to asset write-downs ($2.4 million), professional fees ($3.5 million), labor and other costs ($.8 million), were partially offset by a recovery of certain assets ($1.3 million), that had been written off and included in the 2001 charges attributable to the loss of significant customers and other gains ($1.8 million).

During the nine months ended September 30, 2002 the Company negotiated settlements related to outstanding liabilities with many of its suppliers. During this period, the Company also settled all of its outstanding domestic and international real estate and equipment lease obligations, except for one expired warehouse lease with approximately $.1 million of unpaid rent, and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payment and the outstanding obligations was recorded as a gain, totaling approximately $9.6 million related to the settlement of vendor payables, included in Gain on Settlement of Obligations, and $4.5 million related to the settlement of lease and other obligations recorded as a reduction to selling, general, and administrative expenses disclosed in Note 4 to the consolidated financial statements.

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

CONTINUING OPERATIONS

Working capital from continuing operations was $5.1 million at September 30, 2003 compared to $9.5 million at December 31, 2002. Net cash used in operating activities from continuing operations for the nine months ended September 30, 2003 totaled $3.4 million, primarily due to a loss from continuing operations of $4.1 million partially offset by a net change in working capital items of $.7 million. Net cash used in operating activities from continuing operations for the nine months ended September 30, 2002 totaled $2.7 million, primarily due to a loss from continuing operations of $13.9 million partially offset by a charge for impaired investments of $10.3 million and a decrease in prepaid expenses and other current assets of $.8 million.

Net cash provided by investing activities totaled $2.6 million for the nine months ended September 30, 2003, primarily related to a decrease in restricted cash. Net cash used by investing activities during the nine months ended September 30, 2002 was $5.3 million primarily related to an increase in restricted cash of which $2.7 million related to the establishment of an indemnification trust (see Note 9). There were no financing activities from continuing operations for the nine months ended September 30, 2003 and 2002.

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants. See Note 9.

Restricted cash included within continuing operations at September 30, 2003 and December 31, 2002 totaled $5.0 million and $7.6 million, respectively, primarily consisting of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit and amounts deposited into an irrevocable trust in 2002 (see Note 9).

DISCONTINUED OPERATIONS

Working capital from discontinued operations at September 30, 2003 was a deficit of $(1.1) million compared to a deficit of $(1.1) million at December 31, 2002. Net cash used in discontinued operations totaled $.3 million during the nine months ended September 30, 2003, primarily related to net cash used in operating activities of $.6 million and net cash used in investing activities of $1.8 million partially offset by a reallocation of funds, totaling $2.1 million, between continuing and discontinued operations due to changes in minimum working capital requirements.

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

Net cash used in operating activities of discontinued operations during the nine months ended September 30, 2003 of $.6 million primarily related to a loss from discontinued operations of $.3 million and a net change in working capital items of $.3 million. Net cash used in operating activities of discontinued operations for the nine months ended September 30, 2002 of $16.5 million primarily consisted of a net change in working capital items of $11.2 million, gain on settlement of vendor payables of $9.6 million and settlement of lease and other obligations of $4.5 million, partially offset by income from discontinued operations of $5.5 million, charges for impaired assets of $2.9 million, and depreciation expense of $.4 million.

Net cash used in investing activities within discontinued operations of $1.8 million for the nine months ended September 30, 2003 primarily related to an increase in restricted cash. Net cash provided by investing activities within discontinued operations of $6.6 million for the nine months ended September 30, 2002 primarily related to a decrease in restricted cash of $5.9 million, proceeds from the sale of investments of $.1 million, and a $.6 million net change in other investments.

There were no financing activities within discontinued operations for the nine months ended September 30, 2003. Net cash used in financing activities within discontinued operations of $1.5 million for the nine months ended September 30, 2002 primarily related to repayments of short and long-term borrowings.

During 2002, the Company negotiated early terminations on many of its facility and non-facility operating leases. The Company has also negotiated settlements related to liabilities with many of its suppliers (see Note 7). As of September 30, 2003, approximately $24.8 million of the Company's recorded net liabilities have been settled. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations.

Restricted cash included within discontinued operations at September 30, 2003 and December 31, 2002 totaled $1.8 million and $0 million, respectively, primarily related to amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

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

        31.3 Certification of Greg Mays pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1    Certification of George G. Golleher pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of J. Anthony Kouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.3 Certification of Greg Mays pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

        The Company filed a Report on Form 8-K dated August 19, 2003 related to a settlement of the litigation between the Registrant and McDonald's Corporation.

                                   SIGNATURE

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