Form 10-K
period 2003-12-31
SIMON WORLDWIDE INC
filed 2004-03-30
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to________________

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

NONE

Securities registered pursuant to Section 12(g) of the Act:

          Title of each class                   Name of each exchange on which registered
---------------------------------------         -----------------------------------------
COMMON STOCK, $0.01 PAR VALUE PER SHARE                            NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ]

At June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was $932,410.

At January 31, 2004, 16,653,193 shares of the registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.
                                    FORK 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                      INDEX

                                                                                                                    PAGE

                                                             PART I

Item 1.        Business                                                                                               3
Item 2.        Properties                                                                                             6
Item 3.        Legal Proceedings                                                                                      6
Item 4.        Submission of Matters to a Vote of Security Holders                                                    8

                                                            PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                                  9
Item 6.        Selected Financial Data                                                                                9
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations                  10
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                             19
Item 8.        Financial Statements and Supplementary Data                                                            20
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   20
Item 9A.       Controls and Procedures                                                                                20
                                                            PART III

Item 10.       Directors of the Registrant                                                                            21
Item 11.       Executive Compensation                                                                                 22
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                         25
Item 13.       Certain Relationships and Related Transactions                                                         28
Item 14.       Principal Accountant Fees and Services                                                                 28

                                                            PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                       30


                                     PART I

ITEM 1. BUSINESS

GENERAL

In August 2001, Simon Worldwide, Inc. (the "Company") experienced the loss of its two largest customers: McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"), now known as Altria, Inc. See Loss of Customers, Resulting Events and Going Concern section below. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at that time or arose subsequent to that date. As of December 31, 2003, the Company had reduced its worldwide workforce to 7 employees from 9 employees and 136 employees as of December 31, 2002 and 2001, respectively. The Company is currently managed by an Executive Committee consisting of two members of its Board of Directors, in consultation with financial, legal and other advisors.

At December 31, 2003, the Company had a stockholders' deficit of $27.2 million. For the year ended December 31, 2003, the Company had a net loss of $8.9 million. The Company incurred losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Item 3), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

By April 2002, the Company effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue throughout 2004 and possibly into 2005. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Item 3. Legal Proceedings. To date, the Board of Directors has made no decision on which course of action to take.

Until the unanticipated events of August 2001 occurred, the Company, incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8% and 65% and 9% of total net sales in 2001 and 2000, respectively. The Company had no sales during 2003 or 2002.

Beginning in 1996, the Company grew as a result of a series of acquisitions of companies engaged in the corporate catalog and advertising specialty segment of the promotions industry. Certain of these acquired companies operated within the Company's Corporate Promotions Group ("CPG") and had a history of disappointing financial results. As a result, the Company sold these businesses in February 2001. See 2001 Sale of Business section below.

In 1997, the Company expanded into the consumer promotion arena with its acquisition of Simon Marketing, Inc. ("Simon Marketing"), a Los Angeles, California based marketing and promotion agency. The Company conducted its business with McDonald's through its Simon Marketing subsidiary. Simon Marketing designed and implemented marketing promotions for McDonald's, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing and promotional retail items.

LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001, by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. Also, see Legal Actions Associated with the McDonald's Matter, below. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8% and 65% and 9% of total net sales in 2001 and 2000, respectively. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At December 31, 2003 and 2002, the Company had no customer backlog as compared to $236.9 million of written customer purchase orders at December 31, 2000. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre-tax charges totaling approximately $80.3 million in 2001. These charges related principally to the write-down of goodwill attributable to Simon Marketing ($46.7 million) and to a substantial reduction of its worldwide infrastructure, including asset write-downs ($22.4 million), lump-sum severance costs associated with the termination of approximately 377 employees ($6.3 million), lease cancellations ($1.8 million), legal fees ($1.7 million) and other costs associated with the McDonald's and Philip Morris matters ($1.4 million). During 2002, the Company also recorded a pre-tax net charge totaling approximately $4.6 million associated with the loss of customers. Charges totaling $8.6 million, primarily related to asset write-downs ($3.6 million), professional fees ($4.3 million), and labor and other costs ($.7 million), were partially offset by recoveries of certain assets, totaling $1.3 million (see Note 6 of Notes to Consolidated Financial Statements), that had been written off and included in the 2001 charges attributable to the loss of significant customers, and other gains ($2.7 million).

As an inducement to the Company's directors to continue their services to the Company, in the wake of the events of August 21, 2001, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. See Notes to Consolidated Financial Statements. Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee which the Company is unable to pay. These arrangements, and the Executive Service Agreements described below, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors.

The employment of the chief executive officer, Allan Brown, terminated with the Company in March 2002 but he remains on the Company's Board of Directors. The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board of Directors consisting of Messrs. George Golleher and Anthony Kouba, who jointly act as chief executive officers, in consultation with financial, legal and other advisors. Messrs. Golleher and Kouba entered into Executive Services Agreements dated May 30, 2003, in connection with such responsibilities. See Item 11. Executive Compensation.

LEGAL ACTIONS ASSOCIATED WITH THE MCDONALD'S MATTER

See Item 3. Legal Proceedings.

OUTLOOK

As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Item 3. Legal Proceedings. To date, the Board of Directors has made no decision on which course of action to take. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Item 3), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

1999 EQUITY INVESTMENT

In November 1999, Overseas Toys L.P., an affiliate of the Yucaipa Companies ("Yucaipa"), a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for 25,000 shares of a new series A convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and a warrant to purchase an additional 15,000 shares of series A convertible preferred stock (initially convertible into 1,666,667 shares of Company common stock). The net proceeds of $20.6 million from this transaction, which was approved by the Company's stockholders, were used for general corporate purposes. As of December 31, 2003, assuming conversion of all of the convertible preferred stock, Overseas Toys L.P. would own approximately 17.4% of the then outstanding common shares. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Overseas Toys L.P. would own a total of approximately 23.7% of the then outstanding common shares.

In connection with the investment, the Company's Board of Directors was increased to seven members and three designees of Yucaipa, including Yucaipa's managing partner, Ronald W. Burkle, were elected to the Company's Board of Directors and Mr. Burkle was elected chairman. Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick Brady, Allan Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton agreed to vote all of the shares beneficially held by them to elect the three members nominated by Yucaipa. Mr. Burkle and Erika Paulson, a Yucaipa representative on the Board of Directors, subsequently resigned from the Company's Board of Directors in August 2001. Additionally, in November 1999, the Company entered into a Management Agreement with Yucaipa whereby Yucaipa agreed to provide the Company with management and consultation services in exchange for a fee of $500,000 per year for a term of five (5) years which would automatically renew unless either party elected in advance not to renew in which case, under the terms of the agreement, a $2.5 million termination fee was due. On October 17, 2002, the Management Agreement was terminated, a payment of $1.5 million was made by the Company to Yucaipa and each party was released from further obligations thereunder.

2001 SALE OF BUSINESS

In February 2001, the Company sold its CPG business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt. Two million three hundred thousand dollars ($2,300,000) of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. CPG had been engaged in the corporate catalog and specialty advertising segment of the promotions industry. The group was formed as a result of the Company's acquisitions of Marketing Incentives, Inc. ("Marketing Incentives") and Tonkin, Inc. ("Tonkin") in 1996 and 1997, respectively.

Pursuant to the Purchase Agreement, Cyrk purchased from the Company (i) all of the outstanding capital stock of Cyrk Acquisition Corp. ("CAC"), successor to the business of Marketing Incentives, and Tonkin, each a wholly-owned subsidiary of the Company, (ii) certain other assets of the Company, including those assets at the Company's Danvers and Wakefield, Massachusetts facilities necessary for the operation of the CPG business and (iii) all intellectual property of the CPG business as specified in the Purchase Agreement. Cyrk assumed certain liabilities of the CPG business as specified in the Purchase Agreement and all of the assets and liabilities of CAC and Tonkin and, pursuant to the Purchase Agreement, the Company agreed to transfer its former name, Cyrk, to the buyer. Cyrk extended employment offers to certain former employees of the Company who had performed various support activities, including accounting, human resources, information technology, legal and other various management functions. There is no material relationship between Cyrk and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents.

Cyrk assumed the obligations of the Company to Winthrop Resources Corporation ("Winthrop") in connection with its purchase of the CPG business. As a condition to Cyrk assuming these obligations, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligations. The available amount under this letter of credit reduces over time as the underlying obligation to Winthrop reduces. As of December 31, 2003, the available amount under the letter of credit was $3.7 million which is secured, in part, by $3.2 million of restricted cash of the Company. Cyrk has agreed to indemnify the Company if Winthrop makes any draw under this letter of credit. The letter of credit has annual expirations through August 2007 when the underlying obligation is satisfied. The Company's letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. If this occurs, Winthrop has the right to draw upon the Company's letter of credit, which as of February 29, 2004, was $3.335 million, $2.835 million of which is secured by restricted cash of the Company. The Company's $3.335 million letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. The Company will have indemnification rights against Cyrk for all losses relating to any default by Cyrk under the Winthrop lease. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. As a result of the foregoing facts, the Company has recorded a charge of $2.835 million with respect to the liability arising from the Winthrop lease.

ITEM 2.  PROPERTIES

As a result of the loss of its two major customers in 2001, the Company took actions to significantly reduce its worldwide infrastructure and its global property commitments. During 2002, the Company negotiated early terminations of all its domestic, Asian and European office, warehouse and distribution facility leases and settled all of its outstanding remaining real estate lease obligations, except for approximately $70,000 of unpaid rent. During 2002, the Company made aggregate payments totaling approximately $2.9 million related to the early termination of these leases. See Notes to Consolidated Financial Statements.

In May 2002, the Company entered into an 18-month lease agreement for 4,675 square feet of office space in Los Angeles, California, with a monthly rent of approximately $8,600, into which it relocated its remaining scaled-down operations. In October 2003, the Company entered into a new lease agreement for this same office space for a term of 11 months and a monthly rent of approximately $11,400. For a summary of the Company's minimum rental commitments under all noncancelable operating leases as of December 31, 2003, see Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

CLASS, REPRESENTATIVE AND OTHER THIRD-PARTY ACTIONS AGAINST MCDONALD'S AND THE COMPANY

As a result of the Jacobson embezzlement described under Loss of Customers, Resulting Events and Going Concern in Item 1. Business, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") were filed in Illinois, the headquarters of McDonald's, and in multiple jurisdictions nationwide and in Canada. Plaintiffs in these actions asserted diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey also alleged a pattern of racketeering. Plaintiffs in many of these actions alleged, among other things, that defendants, including the Company, its subsidiary Simon Marketing, and McDonald's, misrepresented that plaintiffs had a chance at winning certain high-value prizes when in fact the prizes were stolen by Mr. Jacobson. Plaintiffs sought various forms of relief, including restitution of monies paid for McDonald's food, disgorgement of profits, recovery of the "stolen" game prizes, other compensatory damages, attorney's fees, punitive damages and injunctive relief.

The class and/or representative actions filed in Illinois state court were consolidated in the Circuit Court of Cook County, Illinois (the "Boland" case). Numerous class and representative actions filed in California were consolidated in California

Superior Court for the County of Orange (the "California Court").
Numerous class and representative actions filed in federal courts nationwide were transferred by the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to the federal district court in Chicago, Illinois (the "MDL Proceedings"). Numerous of the class and representative actions filed in state courts other than in Illinois and California were removed to federal court and transferred by the MDL Panel to the MDL Proceedings.

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

On April 8, 2003, the Illinois Circuit Court issued a final order approving the Boland Settlement. The Boland Settlement was conditioned upon a final judgment being issued in the Boland case and in the case before the California Court, both of which have now occurred and, therefore, the Boland Settlement has become effective. While the Boland Settlement is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. Claims may also be asserted in Canada and elsewhere if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

The remaining cases in the MDL Proceedings were dismissed on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1 million winning ticket. This case had been ordered to arbitration.

On or about September 13, 2002, an action was filed against Simon Marketing and McDonald's in Ontario Provincial Court alleging that Simon Marketing and McDonald's deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, an action was filed against Simon Marketing in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Company and McDonald's have filed motions to dismiss or stay these cases on the basis of the Boland Settlement. The Canadian Court has dismissed the case filed in September 2002, but has allowed the October 2002 case to move forward. It is anticipated that McDonalds's and the Company will appeal the ruling.

On August 22, 2003, the Company was served with a lawsuit in the State Circuit Court for Montgomery County Maryland filed by Stone Street Capital, Inc. ("Stone Street") against Simon Marketing, McDonald's and George Chandler, an individual convicted as a conspirator with Mr. Jacobson in connection with the theft of "stolen" McDonald's game pieces. Stone Street alleges that it purchased a purported winning game ticket from Mr. Chandler who purportedly assigned to it the right to receive 19 installment payments of $50,000 each under the ticket. Such installment payments were terminated after the Jacobson theft was uncovered, and Stone Street seeks to recover amounts paid by it for the assignment from McDonald's and Simon Marketing. An attempt to remove the case to federal court has been unsuccessful, and the matter is proceeding in Maryland.

LEGAL ACTIONS BETWEEN THE COMPANY AND MCDONALD'S

McDonald's termination of its contractual relationship with the Company led to various lawsuits between the Company and Simon Marketing on the one hand and McDonald's and certain of its agents and suppliers on the other which were commenced between October 2001 and March 2002. In July 2003, all parties to these lawsuits entered into a settlement agreement.

Under the settlement, all causes of action between the parties have been dismissed and mutual releases have been exchanged. In addition, McDonald's will pay $6.9 million to the Company and will assign to the Company all rights to insurance proceeds agreed to be paid by the Company's errors and omissions insurance carriers after payment of expenses relating to the Boland Settlement. The precise amount of insurance proceeds will not be known until all expenses of the Boland Settlement have been calculated, but the Company currently estimates that insurance proceeds will be approximately $9.3 million which would result in total net proceeds to the Company of approximately $13 million after payment of attornies' fees relating to the settlement. In addition, both parties will be mutually released from all obligations to the other party which includes all related trade payables and accrued expenses which are recorded within discontinued operations. It is expected that payments made to the Company pursuant to the settlement with McDonald's will be received by mid-2004.

As a result of this settlement, in consideration for paying an amount in the settlement equal to the remaining limits of the Company's policies, the errors and omissions insurance carriers of the Company have been released from any further obligations to defend the Company, Simon Marketing or any additional insureds under the policies from any claims brought with respect to the Jacobson embezzlement or any other promotional games, including the cases pending in Canada, Maryland and elsewhere described in this Item 3. Legal Proceedings.

OTHER LEGAL ACTIONS ARISING FROM JACOBSON EMBEZZLEMENT

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company filed a first amended complaint against PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. Subsequently, the defendants' demurrers to the first and a second amended complaint were sustained in part, including the dismissal of all claims for punitive damages with no leave to amend. A third amended complaint was filed, and defendants' demurrer to all causes of action was sustained without leave to amend. A dismissal of the case will result. The Company intends to appeal this ruling.

As a result of this lawsuit, PWC resigned as the Company's independent certified public accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002, filed with the Company's original 2001 Annual Report on Form 10-K. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 consolidated financial statements. The Company does not believe that PWC's independence was impaired. On June 6, 2002, the Company engaged BDO Seidman LLP as the Company's new independent certified public accountants. In connection with obtaining PWC's agreement to re-release their audit report dated February 15, 2001, for inclusion in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. The Company has been informed that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act of 1933 is against public policy and therefore unenforceable. PWC has provided the Company with a copy of a 1995 letter from the Office of the Chief Accountant of the Commission, which states that, in a similar situation, his Office would not object to an indemnification agreement of the kind between the Company and PWC.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until May 3, 2002, the Company's stock traded on The Nasdaq Stock Market under the symbol SWWI. On May 3, 2002, the Company's stock was delisted from the Nasdaq Stock Market by Nasdaq due to the Company's failure to comply with certain Nasdaq listing requirements. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported by Nasdaq until May 3, 2002, and thereafter on the over-the-counter market as reported in the Pink Sheets. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    2003                         2002
                      ---------------------------  ---------------------------
                              High          Low            High          Low
                      ---------------------------  ---------------------------
First Quarter                $0.10         $0.04          $0.17         $0.13
Second Quarter                0.09          0.01           0.13          0.04
Third Quarter                 0.15          0.05           0.12          0.08
Fourth Quarter                0.11          0.05           0.12          0.06

As of January 31, 2004, the Company had approximately 431 holders of record of its common stock. The last reported sale price of the Company's common stock on February 27, 2004, was $.18.

The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

ITEM 6. SELECTED FINANCIAL DATA

By April 2002, the Company had effectively eliminated a majority of its ongoing operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations. The selected financial data for prior periods has been reclassified to conform to current period presentation. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                                                                               For the Years Ended December 31,
                                                         ---------------------------------------------------------------------------
                                                                                                         (unaudited)     (unaudited)
Selected income statement data:                             2003        2002              2001             2000            1999
                                                         ----------------------------   --------------   -------------   -----------
                                                                            (in thousands, except per share data)
Continuing operations:
   Net sales                                              $     -     $      -         $      -          $      -        $      -
   Net loss                                                (5,270)     (15,406)          (7,916)           (8,179)         (2,954)
   Loss per common share available
         to common shareholders - basic and diluted         (0.38)       (0.99)           (0.54)            (0.57)          (0.20)

Discontinued operations:

   Net sales                                                     -           -          324,040           768,450         988,844

   Net income (loss)                                       (3,591)       6,120         (114,429)(2)       (61,536)(3)      14,090(4)
   Earnings (loss) per common share available
         to common shareholders - basic and diluted         (0.22)        0.37(1)         (6.95)(2)         (3.85)(3)        0.90(4)


                                                                                    December 31,
                                                   --------------------------------------------------------------------------------
                                                                                                     (unaudited)     (unaudited)
Selected balance sheet data:                            2003            2002            2001            2000            1999
                                                   --------------------------------------------------------------------------------
                                                                                   (in thousands)
   Cash and cash equivalents (5)                     $ 10,065        $ 14,417        $ 40,851         $ 68,162        $ 99,698
   Total assets                                        19,838          26,440          77,936          252,436         369,148

   Long-term obligations                                    -               -           6,785            6,587           9,156
   Convertible redeemable preferred stock              28,737          27,616          26,538           25,500          25,000
   Stockholders' (deficit) equity                    (27,213)        (17,225)        (11,497)          116,176         186,077

(1) Includes $4,574 of pre-tax charges attributable to loss of significant customers, $12,023 of pre-tax net gain on settlement of vendor payables and $4,432 on settlement of lease and other obligations. See Notes to Consolidated Financial Statements.

(2) Includes $46,671 of pre-tax impairment of intangible asset, $33,644 of pre-tax charges attributable to loss of significant customers and $20,212 of pre-tax restructuring and nonrecurring charges. See Notes to Consolidated Financial Statements.

(3) Includes $50,103 of pre-tax loss on sale of business and $6,395 of pre-tax restructuring and nonrecurring charges.

(4)      Includes $1,675 of pre-tax nonrecurring charges.

(5)      Includes only non-restricted cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to this Report on Form 10-K for the year ended December 31, 2003.

BUSINESS CONDITIONS

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's and, to a lesser extent, Philip Morris, now known as Altria, Inc. See Loss of Customers, Resulting Events and Going Concern discussed in Item 1. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at that time or arose subsequent to that date. As of December 31, 2003, the Company had reduced its worldwide workforce to 7 employees from 9 employees and 136 employees as of December 31, 2002 and 2001, respectively.

At December 31, 2003, the Company had a stockholders' deficit of $27.2 million. For the year ended December 31, 2003, the Company had a net loss of $8.9 million. The Company incurred losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Item 3), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue throughout 2004 and possibly into 2005. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities, associated with the Company's promotions business were classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Item 3. Legal Proceedings. To date, the Board of Directors has made no decision on which course of action to take.

Until the unanticipated events of August 2001 occurred, the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8% and 65% and 9% of total net sales in 2001 and 2000, respectively. The Company had no sales during 2003 or 2002.

Beginning in 1996, the Company grew as a result of a series of acquisitions of companies engaged in the corporate catalog and advertising segment of the promotion industry. Certain of these acquired companies operated within the Company's CPG business and had a history of disappointing financial results. As a result, the Company sold these businesses in February 2001. See 2001 Sale of Business under Item 1. Business.

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Item 3. Legal Proceedings. To date, the Board of Directors has made no decision on which course of action to take. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Item 3), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management applies the following critical accounting policies in the preparation of the Company's consolidated financial statements:

LONG-TERM INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and Internet-related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the Internet. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $500,000 as of December 31, 2003, which is accounted for under the cost method. While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

In June 2002, certain events occurred which indicated an impairment of the Company's investment in Alliance Entertainment Corp. ("Alliance"), an indirect investment through a limited liability company that is owned by Yucaipa. Yucaipa is believed to be indirectly a significant shareholder in Alliance, which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. This investment had a carrying value of $10.0 million at December 31, 2001. The Company recorded a pre-tax non-cash charge of $10.0 million in June 2002 to write down its investment.

During the third quarter of 2002, the Company also received a final return of capital, totaling approximately $275,000, on another investment with a carrying value totaling approximately $525,000 as of December 31, 2001. A loss of approximately $250,000 was recorded in connection with this final distribution.

CONTINGENCIES

The Company records an accrued liability and related charge for an estimated loss from a loss contingency if two conditions are met: (i) information is available prior to the issuance of the financial statements which indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks are not recorded. Gain contingencies are recognized when realized.

McDonald's termination of its contractual relationship with the Company led to various lawsuits between the Company and Simon Marketing on the one hand and McDonald's and certain of its agents and suppliers on the other which were commenced between October 2001 and March 2002. In July 2003, all parties to these lawsuits entered into a settlement agreement.

Under the settlement, all causes of action between the parties have been dismissed and mutual releases have been exchanged. In addition, McDonald's will pay $6.9 million to the Company and will assign to the Company all rights to insurance proceeds agreed to be paid by the Company's errors and omissions insurance carriers after payment of expenses relating to the Boland Settlement. The precise amount of insurance proceeds will not be known until all expenses of the Boland Settlement have been calculated, but the Company currently estimates that insurance proceeds will be approximately $9.3 million which would result in total net proceeds to the Company of approximately $13 million after payment of attornies' fees relating to the settlement. In addition, both parties will be mutually released from all obligations to the other party which includes all related trade payables and accrued expenses recorded within discontinued operations. It is expected that payments made to the Company pursuant to the settlement with McDonald's will be received by mid-2004.

As a result of this settlement, in consideration for paying an amount in the settlement equal to the remaining limits of the Company's policies, the errors and omissions insurance carriers of the Company have been released from any further obligations to defend the Company, Simon Marketing or any additional insureds under the policies from any claims brought with respect to the Jacobson embezzlement or any other promotional games, including the cases pending in Canada, Maryland and elsewhere described in this Item 3. Legal Proceedings.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. If this occurs, Winthrop has the right to draw upon the Company's letter of credit, which as of February 29, 2004, was $3.335 million, $2.835 million of which is secured by restricted cash of the Company. The Company's $3.335 million letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. The Company will have indemnification rights against Cyrk for all losses relating to any default by Cyrk under the Winthrop lease. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. As a result of the foregoing facts, the Company has recorded a charge of $2.835 million with respect to the liability arising from the Winthrop lease.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in December 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 31, 2003, and must be adopted no later than March 15, 2004. The Company does not have any variable interest entities that must be consolidated.

In June 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are manditorily redeemable through the transfer of company assets at a specified date or upon an event that is likely to occur, an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer settle the obligation through the transfer of assets, an instrument that embodies an unconditional obligation or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company had $28.7 million and $27.6 million of preferred stock outstanding at December 31, 2003 and 2002, respectively. Because such preferred stock is not mandatorily redeemable at a specified date or upon an event that is likely to occur, the Company does not consider its preferred stock to be mandatorily redeemable within the scope of SFAS No. 150. Accordingly, the Company does not expect SFAS No. 150 to have a material impact on its financial position, results of operations or cash flows.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following table includes certain significant contractual obligations of the Company at December 31, 2003. See Notes to Consolidated Financial Statements for additional information related to these and other obligations.

                                                                 Payments Due by Period
                                           ---------------------------------------------------------------------------
                                                            Less Than          1-3              4-5           After 5
                                              Total          1 Year            Years            Years          Years
                                           ---------------------------------------------------------------------------
                                                                     (in thousands)
Long-term debt                               $     -         $     -          $     -          $     -        $    -

Capital lease obligations                          -               -                -                -             -

Purchase obligations                               -               -                -                -             -

Operating leases (1)                             103             103                -                -             -

Contingent payment obligations                    53              53                -                -             -

Other obligations                              3,608           1,546            1,031            1,031             -
                                           ---------       ---------        ---------        ---------        ------
Total contractual cash obligations         $   3,764       $   1,702        $   1,031        $   1,031        $    -
                                           =========       =========        =========        =========        ======

 (1) Payments for operating leases are recognized as an expense in the Consolidated Statement of Operations as incurred.

OTHER COMMERCIAL COMMITMENTS

The following table includes certain commercial commitments of the Company at December 31, 2003. See Notes to Consolidated Financial Statements for additional information related to these and other commitments.


                                 Total
                             Committed at
                             December 31,       Less Than         1-3            4-5           After 5
                                 2003            1 Year          Years          Years           Years
                             ------------       ---------      ---------       --------       --------
                                                         (in thousands)
Standby letters of credit    $    4,181         $   3,771      $   1,076       $    118       $    118
                             ==========         =========      =========       ========       ========

The $4,181 of standby letters of credit committed at December 31, 2003, primarily relate to letters of credit provided by the Company to support Cyrk's and the Company's obligations to Winthrop Resources Corporation ($3,911), facilities lease ($152), and insurance and other ($118).


In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. If this occurs, Winthrop has the right to draw upon the Company's letter of credit, which as of February 29, 2004, was $3.335 million, $2.835 million of which is secured by restricted cash of the Company. The Company's $3.335 million letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. The Company will have indemnification rights against Cyrk for all losses relating to any default by Cyrk under the Winthrop lease. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. As a result of the foregoing facts, the Company has recorded a charge of $2.835 million with respect to the liability arising from the Winthrop lease.

RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS

By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. Continuing operations represent the direct costs required to maintain the Company's current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, and space and facility costs. The Company's continuing operations and discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying consolidated financial statements and related notes.

CONTINUING OPERATIONS

2003 COMPARED TO 2002

General and administrative expenses totaled $5.3 million in 2003 as compared to $5.2 million in 2002, primarily due to an increase in insurance expense ($.44 million) partially offset by a decrease in Board of Director fees ($.35 million). Investment losses in 2002 represented charges related to an other-than-temporary investment impairment associated with the Company's investment portfolio, totaling $10.3 million. As of December 31, 2003, a majority of the Company's investments have been written down.

2002 COMPARED TO 2001

General and administrative expenses totaled $5.2 million in 2002 as compared to $4.8 million in 2001, primarily due to an increase in insurance expense ($.7 million) and Board of Director fees ($.4 million) partially offset by a decrease in employee salaries and insurance ($.3 million), accounting and audit fees ($.2 million) and legal expenses ($.2 million). Investment losses in 2002 and 2001 represented charges related to an other-than-temporary investment impairment associated with the Company's investment portfolio, totaling $10.3 million and $3.2 million, respectively. As of December 31, 2002, a majority of the Company's investments have been written down.

DISCONTINUED OPERATIONS

2003 COMPARED TO 2002

There were no net sales or gross profit during 2003 or 2002, which was primarily attributable to the effects associated with the loss of the Company's McDonald's and Philip Morris business.

Selling, general and administrative expenses totaled $1.4 million in 2003 as compared to $3.5 million in 2002. The Company's spending decreased primarily due to a decrease in labor costs ($3.3 million) and space and facility costs ($1.8 million), depreciation and amortization ($.4 million), and changes in subsidiary deferred tax accounts and other items ($1.0 million) partially offset by gains during 2002 related to the favorable settlement of lease and other obligations ($4.4 million) that were recorded as reductions to selling, general, and administrative expenses. There were no such gains during 2003 reducing selling, general and administrative expenses. In 2002, selling, general and administrative expenses consisted primarily of promotion related activities, many of which were eliminated by April 2002.

In connection with a contingent liability arising from its obligations under the Winthrop lease (see Note 21), the Company recorded a charge of $2.835 million during 2003 which is recorded to other expense within discontinued operations (see Note 4).

During 2002, the Company recorded a pre-tax net charge totaling approximately $4.6 million related to the loss of customers. Charges totaling $8.6 million, primarily related to asset write-downs ($3.6 million), professional fees ($4.3 million), labor and other costs ($.7 million), were partially offset by recoveries of accounts receivable balances, totaling $1.3 million, that had been written off in previous periods and other gains ($2.7 million).

During 2003 and 2002, the Company negotiated settlements related to outstanding liabilities with many of its vendors and suppliers. During 2002, the Company also settled all of its outstanding domestic and international real estate and equipment lease obligations and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. During 2002, the difference between the final settlement payment and the outstanding obligations was recorded as a gain, totaling approximately $12.0 million related to vendor settlements, included in gain on settlement of obligations and $4.4 million related to lease obligations and other settlements recorded as a reduction to selling, general, and administrative expenses. The Company recorded nominal settlement gains during 2003.

During 2002, the Company revised its initial estimate of future restructuring activities related to its 2001 restructuring plan as such plan was completed by the first quarter of 2002 and, as a result, recorded a $.75 million reduction to the restructuring accrual outstanding as of December 31, 2001.

On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by the payment to Yucaipa of $1.5 million and each party was released from further obligations thereunder. The Company recorded this payment to management fees during 2002 (see Note 4).

2002 COMPARED TO 2001

The Company's net sales decreased $324.0 million to $0 in 2002 primarily attributable to the effects associated with the loss of its McDonald's and Philip Morris business, followed by the Company's termination of most of its employees.

Gross profit decreased $71.7 million to $0 in 2002. Gross profit as a percentage of net sales was 22% in 2001. The decrease in the Company's gross margin is primarily attributable to the effects associated with the loss of its McDonald's and Philip Morris business.

Selling, general and administrative expenses totaled $3.5 million in 2002 as compared to $74.5 million in 2001. The Company's spending decreased to $7.9 million due principally to the effects associated with the loss of its McDonald's and Philip Morris business. These costs were further reduced by the favorable settlement of certain obligations, totaling $4.4 million, recorded as a reduction to selling, general, and administrative expenses in 2002. In 2002, selling, general and administrative expenses consisted primarily of promotion related activities, many of which were ceased by April 2002. In 2001, selling, general and administrative expenses were 23.0% of net sales.

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

During 2002 the Company negotiated settlements related to outstanding liabilities with many of its suppliers. During this period, the Company also settled all of its outstanding domestic and international real estate and equipment lease obligations and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. These settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities. The difference between the final settlement payments and the outstanding obligations was recorded as a gain, totaling approximately $12.0 million related to vendor settlements, included in gain on settlement of obligations and $4.4 million related to lease obligations and other settlements recorded as a reduction to selling, general, and administrative expenses and disclosed in Note 4 to the consolidated financial statements. No such gains were recorded by the Company during 2001. See Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section in Item 1. Business have had and will continue to have a substantial adverse impact on the Company's cash position. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Since inception, the Company had financed its working capital and capital expenditure requirements through cash generated from operations, and investing and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases. The Company incurred losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses incurred to manage the affairs of the Company and outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Item 3), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Item 3. Legal Proceedings. To date, the Board of Directors has made no decision on which course of action to take.

CONTINUING OPERATIONS

Working capital attributable to continuing operations at December 31, 2003, was $.7 million compared to $9.5 million at December 31, 2002. Net cash used in operating activities from continuing operations during 2003 totaled $4.9 million, primarily due to a loss from continuing operations of $5.3 million, resulting from the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters, partially offset by a net increase in working capital items of $.3 million. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Item 3), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In addition, the Company does not expect any significant capital expenditures for the foreseeable future. Net cash used in operating activities from continuing operations during 2002 totaled $4.6 million, primarily due to a loss from continuing operations of $15.4 million partially offset by charges for impaired assets and investments of $.4 million and $10.3 million, respectively. Net cash used in operating activities from continuing operations totaled $6.4 million during 2001, primarily due to a loss from continuing operations of $7.9 million and a $.8 million increase in prepaid expenses and other current assets, partially offset by a charge for impaired investments of $2.3 million.

Net cash provided by investing activities during 2003 totaled $7.3 million, primarily due to a decrease in restricted cash. Net cash used in investing activities from continuing operations during 2002 totaled $5.0 million, primarily due to an increase in restricted cash balances, totaling $4.8 million. Net cash used in investing activities during 2001 totaled $2.9 million primarily related to an increase in restricted cash. There were no financing cash flows from continuing operations during 2003, 2002 or 2001.

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

Restricted cash included within continuing operations at December 31, 2003 and 2002, totaled $.3 million and $7.6 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit. Restricted cash at December 31, 2002, also included amounts deposited into an irrevocable trust, totaling $2.7 million. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Item 3), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

DISCONTINUED OPERATIONS

Working capital (deficit) attributed to discontinued operations at December 31, 2003, was $(1.1) million compared to $(1.1) million at December 31, 2002. Net cash used in discontinued operations totaled $3.6 million, primarily due to net cash used in operating activities of $.2 million, net cash used in investing activities of $6.6 million and a reallocation of funds, totaling approximately $3.2 million, from continuing to discontinued operations due to changes in minimum working capital requirements. Net cash provided by discontinued operations during 2002 totaled $10.8 million, which was primarily due to net cash provided by investing activities of $7.3 million and a reallocation of funds, totaling approximately $27.6 million, between continuing and discontinued operations due to changes in minimum working capital requirements, partially offset by net cash used in operating activities of $22.6 million and net cash used in financing activities of $1.6 million. Net cash used in discontinued operations during 2001 totaled $51.2 million, which was primarily due to net cash used in operating activities of $15.8 million, net cash used in investing activities of $.3 million, net cash used in financing activities of $4.2 million and a reallocation of funds, totaling approximately $33.2 million, between continuing and discontinued operations due to changes in minimum working capital requirements.

Net cash used in operating activities of discontinued operations during 2003 of $.2 million primarily consisted of a net loss of $3.6 million partially offset by a non-cash charge for a contingent loss of $2.8 million and a provision for doubtful accounts and other of $.6 million. Net cash used in operating activities of discontinued operations during 2002 of $22.6 million primarily consisted of a gain on settlement of vendor payables and other obligations of $12.0 million and $4.4 million, respectively, a reversal of a restructuring accrual of $.8 million, and a net decrease in working capital items of $14.9 million. The reduction in working capital items was primarily caused by the pay-down of accounts payable, accrued expenses and other current liabilities in connection with the discontinuance of the promotions business. These changes were partially offset by income from discontinued operations of $6.1 million, depreciation and amortization expense of $.4 million and a charge for impaired assets of $2.9 million. Net cash used in operating activities of discontinued operations during 2001 of $15.8 million primarily consisted of a loss from discontinued operations of $114.4 million, and a realized gain on the sale of investments of $4.2 million partially offset by depreciation and amortization expense of $5.2 million, provision for doubtful accounts of $2.1 million, loss on sale of business of $2.3 million, change in deferred income taxes of $11.9 million, net charge for impaired assets and investments of $70.0 million, non-cash restructuring charge of $9.0 million, issuance of common stock related to acquisition agreement of $.6 million, and a net change in working capital items of $1.8 million.

Net cash used in investing activities of discontinued operations during 2003 of $6.6 million primarily consisted of an increase in restricted cash. Net cash provided by investing activities of discontinued operations during 2002 of $7.3 million primarily consisted of a decrease in restricted cash of $5.9 million, proceeds from the sale of investments of $.1 million, and a $1.3 million net change in other investments. Net cash used in investing activities during 2001 of $2.5 million primarily consisted of $7.9 million related to the purchase of a marketable security, $2.9 million of property and equipment purchases, a $5.9 million increase in restricted cash, and a net change in other investments of $.3 million, partially offset by $8.4 million of proceeds from the sale of the CPG business and $11.1 million of proceeds from the sale of investments.

There were no financing activities of discontinued operations during 2003. Net cash used in financing activities of discontinued operations during 2002 of $1.6 million primarily consisted of repayments of short and long-term borrowings. Net cash used in financing activities of discontinued operations during 2001 of $4.2 million primarily consisted of $5.1 million related to repayments of short-term borrowings partially offset by $.2 million of proceeds from long-term obligations and $.6 million of proceeds from the issuance of common stock.

In February 2001, the Company sold its CPG business for approximately $14.0 million, which included approximately $3.7 million of Company debt that was assumed by the buyer. Two million three hundred thousand dollars ($2,300,000) of the purchase price was paid with a 10% per annum five-year subordinated note, with the balance being paid in cash. Pursuant to a March 2002 settlement agreement between the Company and Cyrk, this note has been cancelled. See 2001 Sale of Business section within Item 1. Business and Notes to Consolidated Financial Statements.

During 2002, due to the loss of its two largest customers, and other customers (see Notes to Consolidated Financial Statements), the Company negotiated early terminations on many of its facility and non-facility operating leases, and also negotiated settlements related to liabilities with many of its suppliers. During 2002, approximately $22.0 million of the Company's recorded liabilities were settled. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations. The Company recorded nominal settlement gains during 2003.

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see Notes to Consolidated Financial Statements), the Company recorded a $5.0 million charge in the third quarter of 2001 to accelerate the recognition of contingent payment obligations due in June 2002 arising from the acquisition of Simon Marketing in 1997. Pursuant to Separation, Settlement and General Release Agreements entered into during 2002 with former employees, the Company settled its contingent payment obligations for an amount less than its recorded liability. See Notes to Consolidated Financial Statements.

The Company's Credit and Security Agreements, which provided for working capital and other financing arrangements, expired on May 15, 2002. At December 31, 2003, the Company had various pre-existing letters of credit outstanding, which are cash collateralized and have various expiration dates through August 2007. As a result of the loss of its McDonald's and Philip Morris business (see Note 1 of Notes to Consolidated Financial Statements), the Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. As of December 31, 2003, the Company had approximately $4.7 million in outstanding letters of credit, which includes $3.7 million of letters of credit provided by the Company to support Cyrk's and the Company's obligations to Winthrop Resources Corporation. These letters of credit are secured, in part, by $3.2 million of restricted cash of the Company. The Company's letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. Cyrk has agreed to indemnify the Company if Winthrop makes any draw under the $3.7 million letter of credit which supports Cyrk's obligations to Winthrop. The remaining letters of credit, totaling approximately $1.0 million, are fully cash collateralized.

Restricted cash included within discontinued operations at December 31, 2003 and 2002 totaled $6.6 million and $0, respectively. Restricted cash at December 31, 2003, primarily consisted of amounts deposited with lenders to satisfy the

Company's obligations pursuant to its outstanding standby letters of credit and amounts deposited into an irrevocable trust, totaling $2.7 million.

Cyrk assumed the obligations of the Company to Winthrop Resources Corporation ("Winthrop") in connection with its purchase of the CPG business. As a condition to Cyrk assuming these obligations, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligations. The available amount under this letter of credit reduces over time as the underlying obligation to Winthrop reduces. As of December 31, 2003, the available amount under the letter of credit is $3.7 million. This letter of credit is secured, in part, by $3.2 million of restricted cash of the Company. Cyrk has agreed to indemnify the Company if Winthrop makes any draw under this letter of credit. The letter of credit has annual expirations through August 2007 when the underlying obligation is satisfied. The Company's letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. If this occurs, Winthrop has the right to draw upon the Company's letter of credit, which as of February 29, 2004, was $3.335 million, $2.835 million of which is secured by restricted cash of the Company. The Company's $3.335 million letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. The Company will have indemnification rights against Cyrk for all losses relating to any default by Cyrk under the Winthrop lease. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. As a result of the foregoing facts, the Company has recorded a charge of $2.835 million with respect to the liability arising from the Winthrop lease.

The Company's second quarter 2001 restructuring actions (see Notes to Consolidated Financial Statements) have had an adverse impact on the Company's cash position. Total cash outlays related to restructuring activities totaled approximately $10.9 million during 2002 and 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                  Page
                                                                                ---------

Report of Independent Certified Public Accountants                                F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002                      F-2

Consolidated Statements of Operations for the years ended
   December 31, 2003, 2002 and 2001                                               F-3

Consolidated Statements of Stockholders' (Deficit) Equity for the years ended
   December 31, 2003, 2002 and 2001                                               F-4

Consolidated Statements of Cash Flows for the years ended                         F-5
   December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements                                        F-6

Schedule II: Valuation and Qualifying Accounts                                    F-27


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See disclosure in Item 3. Legal Proceedings regarding the resignation during 2002 of PricewaterhouseCoopers, LLP ("PWC") as the Company's independent certified public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: As of December 31, 2003, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Executive Committee, which has the responsibility for the role of chief executive officer of the Company, and Greg Mays, who has assumed the role of chief financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company's disclosure controls were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

The Company's certificate of incorporation provides that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than fifteen) and that the Board of Directors shall be divided into three classes. On September 1, 1999, the Company entered into a Securities Purchase Agreement with Overseas Toys, L.P., an affiliate of Yucaipa, the holder of all of the Company's outstanding series A senior cumulative participating convertible preferred stock, pursuant to which the Company agreed to fix the size of the Board of Directors at seven members. Yucaipa has the right to designate three individuals to the Board of Directors.

Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick
D. Brady, Allan I. Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton agreed to vote all of the shares beneficially held by them to elect the three directors nominated by Yucaipa. On November 10, 1999, Ronald W. Burkle, George G. Golleher and Richard Wolpert were the three Yucaipa nominees elected to the Company's Board of Directors, of which Mr. Burkle became Chairman. Mr. Wolpert resigned from the Board of Directors on February 7, 2000. Thereafter, Yucaipa requested that Erika Paulson be named as its third designee to the Board of Directors and on May 25, 2000, Ms. Paulson was elected to fill the vacancy created by Mr. Wolpert's resignation. On August 24, 2001, Mr. Burkle and Ms. Paulson resigned from the Board of Directors and Yucaipa has not subsequently designated replacement nominees. On June 15, 2001, Patrick D. Brady resigned from the Board of Directors.

The following table sets forth the names and ages of the directors, the year in which each individual was first elected a director and the year his term expires:

           Name                  Age          Class        Year Term Expires     Director Since
---------------------------- ------------  ------------  ---------------------- -----------------
Joseph W. Bartlett               70             I                2003                 1993
Allan I. Brown                   63             I                2003                 1999
Joseph Anthony Kouba             56            III               2002                 1997
George G. Golleher               55            II                2004                 1999

No stockholders meeting to elect directors was held in 2002 or 2003. In accordance with Delaware law and the Company's by-laws, Mr. Bartlett's, Mr. Brown's and Mr. Kouba's terms as directors continue until their successors are elected and qualified.

BUSINESS HISTORY OF DIRECTORS

MR. BARTLETT is engaged in the private practice of law as of counsel to the law firm of Fish & Richardson. From 1996 through 2002, he was a partner in the law firm of Morrison & Foerster LLP. He was a partner in the law firm of Mayer, Brown & Platt from July 1991 until March 1996. From 1969 until November 1990, Mr. Bartlett was a partner of, and from November 1990 until June 1991 he was of counsel to, the law firm of Gaston & Snow. Mr. Bartlett served as Under Secretary of the United States Department of Commerce from 1967 to 1968 and as law clerk to the Chief Justice of the United States in 1960.

MR. BROWN was the Company's chief executive officer and president from July 2001 until March 2002 when his employment with the Company terminated. From November 1999 to July 2001, Mr. Brown served as the Company's co-chief executive officer and co-president. From November 1975 until March 2002, Mr. Brown served as the chief executive officer of Simon Marketing.

MR. GOLLEHER is a consultant and private investor. Mr. Golleher's career includes numerous positions in senior financial capacities, including chief financial officer. More recently, Mr. Golleher served as president and chief operating officer of Fred Meyer, Inc. from March 1998 to June 1999, and also served as a member of its Board of Directors. Mr. Golleher served as chief executive officer of Ralphs Grocery Company from January 1996 to March 1998 and was Vice Chairman from June 1995 to January 1996. Mr. Golleher serves as chairman of the Board of American Restaurant Group and also serves on the Board of Directors of Rite-Aid Corporation and General Nutrition Centers, Inc.

MR. KOUBA is a private investor and is engaged in the business of real estate, hospitality and outdoor advertising. He has been an attorney and a member of the Bar in California since 1972.

The Company's ongoing operations are now being managed by an Executive Committee of the Board of Directors consisting of Messrs. Golleher and Kouba, who act as co-chief executive officers, in consultation with financial, legal and other advisors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

In May 2003, Messrs. Bartlett, Brown, Golleher and Kouba were each granted options to purchase 20,000 shares of the Company's common stock and Mr. Mays was granted options to purchase 10,000 shares of the Company's common stock at a price of $.10 per share in connection with their service to the Company. The Form 5 reports of those grants were due to be filed with the Commission by February 17, 2004, and were filed by March 4, 2004.

CODE OF ETHICS

The Company has adopted a code of ethics applicable to all employees which is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company undertakes to provide a copy to any person without charge upon written request.

AUDIT COMMITTEE FINANCIAL EXPERT

The members of the Audit Committee of the Board of Directors are Messrs. Bartlett, Golleher and Kouba. The Board of Directors has determined that Mr. Golleher is an "audit committee financial expert," as defined in the rules of the Securities and Exchange Commission, by reason of his experience described under "Business History of Directors." Although Mr. Golleher provides service to the Company only in his capacity as a director, he may be deemed not to be an "independent director" under the rules of the Nasdaq Stock Market.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation the Company paid or accrued for services rendered in 2003, 2002 and 2001, for the individuals who have the responsibility for the roles of the executive officers of the Company.

                                                 Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              Long-Term
                                                                                             Compensation
                                                       Annual Compensation (1)               ------------
                                  ---------------------------------------------------------   Securities
             Name and                                                       Other Annual      Underlying       All Other
        Principal Position         Year       Salary           Bonus        Compensation       Options       Compensation
-----------------------------------------------------------------------------------------------------------------------------

J. Anthony Kouba                   2003     $   425,669      $      -        $      -           20,000      $   161,500(2)
Executive Committee-Director       2002         100,000             -               -                -          740,926(2)
                                   2001               -             -               -            5,000          479,671(2)(3)

George Golleher                    2003         433,544             -               -           20,000          165,405(2)
Executive Committee-Director       2002         100,000             -               -                -          636,495(2)
                                   2001               -             -               -            5,000          462,500(2)(3)

Greg Mays                          2003         254,009             -               -           10,000          101,168(4)
Chief Financial Officer            2002          50,000             -               -                -          587,139(4)
                                   2001               -             -               -                -          346,288(4)


     1. In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted for all of the individuals in the table because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for such individuals for 2003, 2002 and 2001.

     2. Includes compensation paid by the Company based on the rate of $2,000 per Board of Directors or committee meeting attended and an hourly rate of $750 for services outside of Board of Directors and committee meetings paid pursuant to the retention letter agreements described under "Directors' Compensation." The agreements including the hourly rate for services were replaced by the Executive Services Agreements described under Executive Services Agreements commencing May 1, 2003.

     3. Includes $150,000 retention fee paid pursuant to the retention letter agreements.

     4. Represents compensation for consulting services at the rate of $400 per hour plus an initial commitment fee of $25,000 paid in 2001. This agreement including the hourly rate for services was replaced by the Executive Services Agreements described under Executive Services Agreements commencing May 1, 2003.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information with respect to stock options granted to each of the Company's executive officers during 2003.


                                                                                                            Potential Realized
                                                                                                             Value at Assumed
                                                                                                             Annual Rates of
                                                                                                               Stock Price
                                                                                                             Appreciation for
                                                    Individual Grants                                        Option Term (3)
                    ----------------------------------------------------------------------------------  ---------------------------
                        Number of            Percent of Total
                        Securities          Options Granted to
                        Underlying          Employees in Fiscal
                     Options Granted(1)             Year           Exercise Price(2)  Expiration Date         5%           10%
                    -------------------    ---------------------- ----------------   -----------------  ------------   ------------
George Golleher           20,000                   36.4%                $    0.10        5/9/2013          $      -        $    -
J. Anthony Kouba          20,000                   36.4%                     0.10        5/9/2013                 -             -
Greg Mays                 10,000                   18.2%                     0.10        5/9/2013                 -             -

     1. Exercisable for one-half of the underlying shares beginning on each of May 9, 2004, and May 9, 2005.

     2. The exercise price per share of each option was not below the fair market value of the Company's common stock on the date of grant and, therefore, no compensation expense was recorded by the Company during 2003.

     3. The potential realizable value is calculated based on the term of the option (10 years) at its date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. However, the optionee will not actually realize any benefit from the option unless the market value of the Company's stock price in fact increases over the option price.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

There were no exercises of stock options during 2003.

EXECUTIVE SERVICES AGREEMENTS

On February 7, 2003, the Company entered into additional agreements with Messrs. Golleher and Kouba in order to induce them to continue to serve as members of the Executive Committee of the Board of Directors and to compensate them for the additional obligations, responsibilities and potential liabilities of such service, including responsibilities imposed under the federal securities laws by virtue of the fact that, as members of the Executive Committee, they served, in effect, as the chief executive officers of the Company since the Company had no executive officers. The agreements provided for a fee of $100,000 to each of Messrs. Golleher and Kouba for each of 2003 and 2002. Also on that date, the Company entered into a similar agreement with Mr. Mays who provided financial and accounting services to the Company as a consultant but, in effect, served as the Company's chief financial officer. The agreement provided for a fee of $50,000 to Mr. Mays for each of 2003 and 2002.

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, Golleher, Kouba, Mays and Terrence Wallock, acting general counsel of the Company. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements replaced the retention letter agreements with Messrs. Bartlett, Golleher and Kouba dated August 28, 2001, described under "Directors' Compensation." The Agreements can be terminated at any time by the Company, by the lump sum payment of 180 days compensation and by the executive upon 180 days prior notice, except in certain limited circumstances, and provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, $6,731 per week to Messrs. Golleher and Kouba, $4,040 per week to Mr. Mays and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. The Agreements call for the payment of health insurance benefits and provide for mutual releases upon termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Until March 2002, decisions concerning executive compensation were made by the Compensation Committee of the Board of Directors, which consisted of Messrs. Bartlett and Kouba. Neither Messrs. Bartlett nor Kouba is or was an officer or employee of the Company or any of its subsidiaries during such period. After March 2002, the Company ceased to have any executive officers and decisions concerning the compensation of Messrs. Kouba and Golleher, the members of the Executive Committee of the Board of Directors who serve, in effect, as the principal executive officers of the Company, were made by the non-Executive Committee members of the Board of Directors. The compensation of Mr. Mays, who serves, in effect, as the Company's principal financial officer, was determined by the Board of Directors. In 2003, none of Messrs. Kouba, Golleher and Mays served as an executive officer, or on the Board of Directors, of any entity of which any of the other members of the Board of Directors served as an executive officer or as a member of its Board of Directors.

DIRECTORS' COMPENSATION

During 2002, directors were paid an annual retainer of $25,000. Commencing April 2003, directors are paid an annual retainer of $50,000. In 2003 and 2002, directors also received a fee of $2,000 for each Board of Directors, Audit or Compensation Committee meeting attended.

On August 28, 2001, following the resignation of two directors designated by Yucaipa, including the chairman, the chief financial officer, the controller, and certain other officers of the Company, the Company entered into retention letter agreements with each of Messrs. Bartlett, Golleher and Kouba, the non-management members of the Board of Directors, pursuant to which the Company paid each of them a retention fee of $150,000 in exchange for their agreement to serve as a director of the Company for at least six months. If a director resigned before the end of the six-month period, the director would have been required to refund to the Company the pro rata portion of the retention fee equal to the percentage of the six-month period not served. Additionally, the Company agreed to compensate these directors at an hourly rate of $750 for services outside of Board of Directors and committee meetings for which they were paid $2,000 per meeting in accordance with existing Company policy. These agreements, including the hourly rate for services, were replaced by the Executive Services Agreements described under Executive Services Agreements.

In 2003, payments totaling approximately $145,000, $77,000, $599,000 and $587,000 were made to Messrs. Bartlett, Brown, Golleher and Kouba, respectively which includes, in the case of Messrs. Golleher and Kouba, the amounts shown in the Summary Compensation Table. The payments made to Mr. Bartlett totaling approximately $145,000 include approximately $32,000 for services that related to 2002 but were paid in 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of the Company's common stock at January 31, 2004. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company's common stock shown as beneficially owned by them.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock.

                                                              Number of Shares
                  Name and Address                             Of Common Stock      Percentage Of
               Of Beneficial Owner (1)                       Beneficially Owned        Class
          -----------------------------------------------   -------------------    ----------------
          Yucaipa and affiliates (2):
          Overseas Toys, L.P.
          OA3, LLC
          Multi-Accounts, LLC
          Ronald W. Burkle                                      5,169,482             23.7%

          Gotham International Advisors, L.L.C. (3)(4)
          Goldman Parters, L.P.
          Goldman Parters III, L.P.
          110 East 42nd Street
          18th Floor
          New York, NY 10017                                    1,742,851             10.5%

          H. Ty Warner (3)
          P.O. Box 5377
          Oak Brook, IL 60522                                    975,610              5.9%

          Eric Stanton (3)(5)
          39 Gloucester Road
          6th Floor
          Wanchai
          Hong Kong                                             1,123,023             6.7%

          Gregory P. Shlopak (3)(6)
          63 Main Street
          Gloucester, MA 01930                                  1,064,900             6.4%

1. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2003, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock including the conversion of the series A preferred stock.

2. Represents approximately 3,502,816 shares of common stock issuable upon conversion of 28,737 shares of outstanding series A preferred stock and 1,666,667 shares of common stock issuable upon conversion of 15,000 shares of series A preferred stock issuable pursuant to a warrant, which is currently exercisable. Percentages are based on common stock outstanding, plus all such convertible shares. Overseas Toys, L.P. is an affiliate of Yucaipa and is the holder of record of all the outstanding shares of series A preferred stock and the warrant to acquire the shares of series A preferred stock. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

Overseas Toys, L.P. is party to a Voting Agreement, dated September 1, 1999, with Patrick D. Brady, Allan I. Brown, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle may be deemed to have shared voting power over 9,475,104 shares for the purpose of election of certain nominees of Yucaipa to the Company's Board of Directors, and may be deemed to be members of a "group" for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC and Ronald W. Burkle disclaim beneficial ownership of any shares, except for the shares as to which they possess sole dispositive and voting power.

3. Based on 16,653,193 shares of common stock outstanding as of December 31, 2003.

4. The information concerning these holders is based solely on information contained in joint filings they have made with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Gotham International Advisors, L.L.C., or Gotham, serves as investment manager to Gotham Partners International, Ltd., or International, with respect to the shares of common stock directly owned by International. In its role as investment manager, Gotham has indicated that it has the sole power to vote, or to direct the vote of, and the sole power to dispose, or direct the disposition of, all of the 1,163,420 shares owned directly by International. Gotham Partners, L.P. and Gotham Partners III, L.P. each has indicated that it has the sole power to vote, or to direct the vote of, and the sole power to dispose, or direct the disposition of, all the 550,459 and 28,972 shares directly owned by each of them, respectively.

5. Eric Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,123,023 shares. Mr. Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa and Patrick D. Brady, Allan I. Brown, Gregory P. Shlopak, the Shlopak Foundation Trust and the Cyrk International Foundation Trust pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board of Directors. Mr. Stanton expressly disclaims beneficial ownership of any shares except for the 1,123,023 shares as to which he possesses sole voting and dispositive power.

6. The information concerning this holder is based solely on information contained in filings Mr. Shlopak has made with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Includes 84,401 shares held by a private charitable foundation as to which Mr. Shlopak, as trustee, has sole voting and dispositive power. Mr. Shlopak is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick D. Brady, Allan I. Brown, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board of Directors. Mr. Shlopak expressly disclaims beneficial ownership of any shares except for the 1,064,900 shares as to which he possesses sole voting and dispositive power.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information at December 31, 2003, regarding the beneficial ownership of the Company's common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of December 31, 2003) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company's directors and persons performing the roles of executive officers as a group.


                                                          Number of Shares
                       Name and Address                    Of Common Stock      Percentage Of
                   Of Beneficial Owner (1)               Beneficially Owned       Class (2)
        --------------------------------------------    ---------------------   --------------

        Allan I. Brown (3)                                          1,113,023       6.7%

        Joseph W. Bartlett (4)                                         80,000         *

        Joseph Anthony Kouba (5)                                       40,000         *

        George G. Golleher (6)                                         25,000         *

        Greg Mays                                                           -         -

        All directors and executive officers as
        a group (5 persons)                                         1,258,023       7.6%


*     Represents less than 1%

(1) The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 1888 Century Park East, Suite 222, Los Angeles, California, 90067. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2003, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights including the conversion of the series A preferred stock into shares of common stock.

(2) Based on 16,653,193 shares of common stock outstanding as of December 31, 2003.

(3) Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares. Mr. Brown is party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick
D. Brady, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board of Directors. Mr. Brown expressly disclaims beneficial ownership of any shares except for the 1,113,023 shares as to which he possesses sole voting and dispositive power.

(4) The 80,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2003.

(5) The 40,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2003.

(6) Includes 10,000 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2003, regarding the Company's 1993 Omnibus Stock Plan (the "1993 Plan") and 1997 Acquisition Stock Plan (the "1997 Plan"). The Company's stockholders previously approved the 1993 Plan and the 1997 Plan and all amendments that were subject to stockholder approval. As of December 31, 2003, options to purchase 225,000 shares of common stock were outstanding under the 1993 Plan and no options were outstanding under the 1997 Plan. The Company's 1993 Employee Stock Purchase Plan was terminated effective December 31, 2001, and no shares of the Company's common stock are issuable under that plan. The 1993 Plan expired in May 2003, except as to options outstanding under the 1993 Plan.


                                                                                    Number of Shares
                                                                                     of Common Stock
                                             Number of Shares                         Available for
                                             of Common Stock        Weighted-        Future Issuance
                                            to be Issued Upon        Average        (excluding those
                                               Exercise of        Exercise Price     in column (a))
                                            Outstanding Stock     of Outstanding     Under the Stock
                                                 Options          Stock Options       Option Plans
                                           --------------------- ----------------- --------------------

      Plans Approved by Stockholders             225,000         $5.33 per share        1,000,000

      Plans Not Approved by Stockholders      Not applicable      Not applicable     Not applicable

      Total                                      225,000         $5.33 per share        1,000,000


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursement for expenses, billed for professional services rendered by the Company's principal accountant for the fiscal years ended December 31, 2003 and 2002:

                                        Fiscal Year
                                  ---------------------
                                   2003          2002
                                  -------       -------
                                       (in thousands)
      Audit fees (1)               $  77          $  85

      Audit-related fees (2)           -             10

      Tax fees (3)                     2            155

      All other fees (4)               -              -
                                   -----          -----
      Total                        $  79          $ 250
                                   =====          =====

     (1) Audit fees consist of billings related to the audit of the Company's consolidated annual financial statements, review of the interim consolidated financial statements and services normally provided by the Company's principal accountant in connection with statutory and regulatory filings and engagements.

     (2) Audit-related fees consist of billings for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under Audit Fees. This category includes fees billed related to employee benefit plan audits.

     (3) Tax fees consist of billings related to tax compliance, planning, and consulting.

     (4) All other fees consist of billings for services other than those reported in the other categories.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

Pre-approval is provided by the Audit Committee for up to one year of all audit and permissible non-audit services provided by the Company's independent auditor. Any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific fee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          1.   FINANCIAL STATEMENTS:

               Consolidated Balance Sheets as of December 31, 2003 and 2002

               Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

               Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2003, 2002 and 2001

               Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

               Notes to Consolidated Financial Statements

          2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001:

               Schedule II: Valuation and Qualifying Accounts

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          3.   EXHIBITS

               Reference is made to the Exhibit Index, which follows.

               Schedule II to the consolidated financial statements in this Report on Form 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The Executive Committee of the Board of Directors has the responsibility for the role of the principal executive officer of the registrant.

Date: March 30, 2004                SIMON WORLDWIDE, INC.


                                    /s/ George G. Golleher             /s/ J. Anthony Kouba
                                    ----------------------             ----------------------------
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

/s/ Joseph W. Bartlett              Director                           March 30, 2004
--------------------------------
JOSEPH W. BARTLETT


/s/ Allan I. Brown                  Director                           March 30, 2004
--------------------------------
ALLAN I. BROWN


/s/ George G. Golleher              Director and Member of             March 30, 2004
--------------------------------    Executive Committee
GEORGE G. GOLLEHER


/s/ J. Anthony Kouba                Director and Member of             March 30, 2004
--------------------------------    Executive Committee
J. ANTHONY KOUBA


/s/ Greg Mays                       Principal Financial Officer        March 30, 2004
--------------------------------
GREG MAYS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
Simon Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide Inc. and its subsidiaries as of December 31, 2003, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a stockholders' deficit, has suffered significant losses from operations, has no operating revenue and faces numerous legal actions that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Los Angeles, California
January 30, 2004

                         PART I -- FINANCIAL INFORMATION

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      December 31,     December 31,
                                                          2003             2002
                                                      ------------     ------------
                                   ASSETS

Current assets:
  Cash and cash equivalents                             $      --        $   1,181
  Restricted cash                                             334            7,640
  Prepaid expenses and other current assets                   740            1,394
  Assets from discontinued operations to be
    disposed of -- current (see Note 4)                    16,827           14,255
                                                        ---------        ---------
Total current assets                                       17,901           24,470
Property and equipment, net                                    33               67
Investments                                                   500              500
Other assets                                                  276              293
                                                        ---------        ---------
                                                           18,710           25,330
Assets from discontinued operations to be
  disposed of -- non-current (see Note 4)                   1,128            1,110
                                                        ---------        ---------
                                                        $  19,838        $  26,440
                                                        =========        =========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable:
    Trade                                               $      75        $      51
    Affiliates                                                161              155
  Accrued expenses and other current liabilities              123              478
  Liabilities from discontinued
  operations -- current (see Note 4)                       17,955           15,365
                                                        ---------        ---------
                                                           18,314           16,049

Commitments and contingencies

Redeemable preferred stock, Series A1 senior
  cumulative participating convertible, $.01 par
  value, 28,737 shares issued and outstanding
  at December 31, 2003 and 27,616 shares issued
  and outstanding at December 31, 2002, stated
  at redemption value of $1,000 per share                  28,737           27,616

Stockholders' deficit:
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 16,653,193 shares issued and
  outstanding at December 31, 2003 and 2002                   167              167

  Additional paid-in capital                              138,500          138,500

  Retained deficit                                       (165,880)        (155,892)
                                                        ---------        ---------
Total stockholders' deficit                               (27,213)         (17,225)
                                                        ---------        ---------
                                                        $  19,838        $  26,440
                                                        =========        =========


        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                  2003            2002            2001
                                                                --------        --------        ---------

Revenues                                                        $     --        $     --        $      --

General and administrative expenses                                5,270           5,156            4,757
Investment losses                                                     --          10,250            3,159
                                                                --------        --------        ---------
Loss from continuing operations before income taxes               (5,270)        (15,406)          (7,916)
Income tax provision                                                  --              --               --
                                                                --------        --------        ---------
Net loss from continuing operations                               (5,270)        (15,406)          (7,916)
Income (loss) from discontinued
  operations, net of tax (see Note 4)                             (3,591)          6,120         (114,429)
                                                                --------        --------        ---------
Net loss                                                          (8,861)         (9,286)        (122,345)
Preferred stock dividends                                          1,127           1,091            1,042
                                                                --------        --------        ---------
Net loss available to common stockholders                       $ (9,988)       $(10,377)       $(123,387)
                                                                ========        ========        =========

Loss per share from continuing operations available
  to common stockholders:
  Loss per common share - basic and diluted                     $  (0.38)       $  (0.99)       $   (0.54)
                                                                ========        ========        =========
  Weighted average shares outstanding --
    basic and diluted                                             16,653          16,653           16,455
                                                                ========        ========        =========

Income (loss) per share from discontinued operations:
  Income (loss) per common share -- basic and diluted           $  (0.22)       $   0.37        $   (6.96)
                                                                ========        ========        =========
  Weighted average shares outstanding -- basic and diluted        16,653          16,653           16,455
                                                                ========        ========        =========

Net loss available to common stockholders:
  Net loss per common share -- basic and diluted                $  (0.60)       $  (0.62)       $   (7.50)
                                                                ========        ========        =========
  Weighted average shares outstanding -- basic and diluted        16,653          16,653           16,455
                                                                ========        ========        =========


        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
              For the years ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                                                     Accumulated       Total
                                                Common       Additional  Retained                       Other      Stockholders'
                                                Stock         Paid-in    (Deficit)   Comprehensive  Comprehensive    (Deficit)
                                           ($.01 Par Value)   Capital     Earnings       Loss       Income (Loss)      Equity
                                           ----------------  ----------  ---------   -------------  -------------  -------------
Balance, December 31, 2000 (unaudited)        $  161          $138,978   $ (22,128)                    $ (835)       $ 116,176

Comprehensive loss:
  Net loss                                                                (122,345)    $(122,345)                     (122,345)
                                                                                       ---------
  Other comprehensive loss, net of
    income taxes:
    Net unrealized loss on
      available-for-sale
      securities                                                                             (94)                          (94)
    Translation adjustment                                                                (1,186)                       (1,186)
                                                                                       ---------
  Other comprehensive loss                                                                (1,280)      (1,280)
                                                                                       ---------
Comprehensive loss                                                                     $(123,625)
                                                                                       =========
Dividends on preferred stock                                                (1,042)                                     (1,042)
Phantom shareholder contingent obligation                       (5,042)                                                 (5,042)
Options compensation                                               459                                                     459
Issuance of shares under employee
  stock option and stock purchase plans            1               164                                                     165
Issuance of shares for businesses acquired         5             1,407                                                   1,412
                                              ------          --------   ---------                     ------        ---------
Balance, December 31, 2001                       167           135,966    (145,515)                    (2,115)         (11,497)

Comprehensive loss:
  Net loss                                                                  (9,286)    $  (9,286)                       (9,286)
                                                                                       ---------
  Other comprehensive loss, net of
    income taxes:
    Translation adjustment                                                                 2,115                         2,115
                                                                                       ---------
  Other comprehensive loss                                                                 2,115        2,115
                                                                                       ---------
Comprehensive loss                                                                     $  (7,171)
                                                                                       =========
Dividends on preferred stock
                                                                            (1,091)                                     (1,091)
Phantom shareholder contingent obligation                        2,994                                                   2,994
Options compensation                                              (460)                                                   (460)
                                              ------          --------   ---------                     ------        ---------
Balance, December 31, 2002                       167           138,500    (155,892)                        --          (17,225)

Comprehensive loss:
  Net loss                                                                  (8,861)    $  (8,861)                       (8,861)
                                                                                       ---------
  Other comprehensive loss                                                                    --           --
                                                                                       ---------
Comprehensive loss                                                                     $  (8,861)
                                                                                       =========
Dividends on preferred stock
                                                                            (1,127)                                     (1,127)
                                              ------          --------   ---------                     ------        ---------
Balance, December 31, 2003                    $  167          $138,500   $(165,880)                    $   --        $ (27,213)
                                              ======          ========   =========                     ======        =========


        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             2003         2002          2001
                                                           -------      --------      ---------
Cash flows from operating activities:
  Net loss                                                 $(8,861)     $ (9,286)     $(122,345)
  Income (loss) from discontinued operations                (3,591)        6,120       (114,429)
                                                           -------      --------      ---------
  Loss from continuing operations                           (5,270)      (15,406)        (7,916)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                              64            58             58
      Charge for impaired assets, net                           --           432             --
      Charge for impaired investments                           --        10,250          2,313
  Increase (decrease) in cash from changes
    in working capital items:
      Prepaid expenses and other current assets                654          (316)          (816)
      Accounts payable                                          29            45            (28)
      Accrued expenses and other current liabilities          (355)          345            (40)
                                                           -------      --------      ---------
Net cash used in operating activities                       (4,878)       (4,592)        (6,429)
                                                           -------      --------      ---------

Cash flows from investing activities:
  Purchase of property and equipment                           (30)           --             --
  Decrease (increase) in restricted cash                     7,306        (4,772)        (2,868)
  Other, net                                                    17          (208)            --
                                                           -------      --------      ---------
Net cash provided by (used in) investing activities          7,293        (4,980)        (2,868)
                                                           -------      --------      ---------
Net cash provided by financing activities                       --            --             --
                                                           -------      --------      ---------
Net cash provided by (used in) continuing operations         2,415        (9,572)        (9,297)

Net cash provided by (used in) discontinued operations      (3,596)       10,753        (51,176)
                                                           -------      --------      ---------
Net increase (decrease) in cash and cash equivalents        (1,181)        1,181        (60,473)
Cash and cash equivalents, beginning of period               1,181            --         60,473
                                                           -------      --------      ---------
Cash and cash equivalents, end of period                   $    --      $  1,181      $      --
                                                           =======      ========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                               $    --      $     22      $     440
                                                           =======      ========      =========
    Income taxes                                           $    11      $     72      $     465
                                                           =======      ========      =========

Supplemental non-cash investing activities:
  Issuance of additional stock related
    to acquisitions                                        $    --      $     --      $   1,413
                                                           =======      ========      =========
  Dividends paid in kind on mandatorily
    redeemable preferred stock                             $ 1,121      $  1,078      $   1,038
                                                           =======      ========      =========

        See the accompanying Notes to Consolidated Financial Statements.


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES -- 2001

The Company sold its CPG business on February 15, 2001, to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt. Two million three hundred thousand dollars ($2,300,000) of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. In March 2002, the Company entered into a settlement agreement with Cyrk whereby the Company cancelled the remaining indebtedness outstanding under the aforementioned subordinated note from Cyrk, totaling $2.3 million. See Note 3.

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

In August 2001, Simon Worldwide, Inc. (the "Company") experienced the loss of its two largest customers: McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"), now known as Altria, Inc. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. As of December 31, 2003, the Company had reduced its worldwide workforce to 7 employees from 9 employees and 136 employees as of December 31, 2002 and 2001, respectively. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

At December 31, 2003, the Company had a stockholders' deficit of $27.2 million. For the year ended December 31, 2003, the Company had a net loss of $8.9 million. The Company continued to incur losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Item 3), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue throughout 2004 and possibly into 2005. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Legal Actions Associated with the McDonald's Matter below. To date, the Board of Directors has made no decision on which course of action to take.

Prior to the loss of its two largest customers in August 2001 and the subsequent loss of its other customers, the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales programs.

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with one of the Company's subsidiaries, Simon Marketing, Inc. ("Simon Marketing") as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or even alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001, by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. See Legal Actions Associated with the McDonald's Matter, below. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, respectively, of total net sales during 2001. The Company had no sales during 2003 or 2002. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At December 31, 2003, 2002 and

2001, the Company had no customer backlog. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

As a result of actions taken in the second half of 2001, the Company recorded third and fourth quarter pre-tax charges totaling approximately $80.3 million. These charges related principally to the write-down of goodwill attributable to Simon Marketing ($46.7 million) and to a substantial reduction of its worldwide infrastructure, including asset write-downs ($22.4 million), lump-sum severance costs associated with the termination of approximately 377 employees ($6.3 million), lease cancellations ($1.8 million), legal fees ($1.7 million) and other costs associated with the McDonald's and Philip Morris matters ($1.4 million). During 2002, the Company also recorded a pre-tax net charge totaling approximately $4.6 million associated with the loss of customers. Charges totaling $8.6 million, primarily related to asset write-downs ($3.6 million), professional fees ($4.3 million), labor and other costs ($.7 million), were partially offset by recoveries of certain assets, totaling $1.3 million (see
Note 6 for details), that had been written off and included in the 2001 charges attributable to the loss of significant customers and other gains ($2.7 million).

As an inducement to the Company's directors to continue their services to the Company, in the wake of the events of August 21, 2001, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee which the Company is unable to pay. These arrangements, and the Executive Service Agreements described below, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors.

The chief executive officer's employment with the Company terminated in March 2002 but he remains on the Company's Board of Directors. The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board of Directors consisting of Messrs. George Golleher and Anthony Kouba, who jointly act as chief executive officers, in consultation with financial, legal and other advisors. Messrs. Golleher and Kouba have entered into Executive Service Agreements dated May 30, 2003, in connection with such responsibilities.

CLASS, REPRESENTATIVE AND OTHER THIRD-PARTY ACTIONS AGAINST MCDONALD'S AND THE COMPANY

As a result of the Jacobson embezzlement described under Loss of Customers, Resulting Events and Going Concern in Item 1. Business, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") were filed in Illinois, the headquarters of McDonald's, and in multiple jurisdictions nationwide and in Canada. Plaintiffs in these actions asserted diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey also alleged a pattern of racketeering. Plaintiffs in many of these actions alleged, among other things, that defendants, including the Company, its subsidiary Simon Marketing, and McDonald's, misrepresented that plaintiffs had a chance at winning certain high-value prizes when in fact the prizes were stolen by Mr. Jacobson. Plaintiffs sought various forms of relief, including restitution of monies paid for McDonald's food, disgorgement of profits, recovery of the "stolen" game prizes, other compensatory damages, attorney's fees, punitive damages and injunctive relief.

The class and/or representative actions filed in Illinois state court were consolidated in the Circuit Court of Cook County, Illinois (the "Boland" case). Numerous class and representative actions filed in California were consolidated in California Superior Court for the County of Orange (the "California Court"). Numerous class and representative actions filed in federal courts nationwide were transferred by the Judicial Panel on Multidistrict Litigation (the "MDL Panel") to the federal district court in Chicago, Illinois (the "MDL Proceedings"). Numerous of the class and representative actions filed in state courts other than in Illinois and California were removed to federal court and transferred by the MDL Panel to the MDL Proceedings.

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

On April 8, 2003, the Illinois Circuit Court issued a final order approving the Boland Settlement. The Boland Settlement was conditioned upon a final judgment being issued in the Boland case and in the case before the California Court, both of which have now occurred and, therefore, the Boland Settlement has become effective. While the Boland Settlement is enforceable to bar claims of persons who have not opted out, individual claims may be asserted by those persons who are determined to have properly opted out of the Boland Settlement. The Company has been informed that approximately 250 persons in the United States and Canada purport to have opted out of the Boland Settlement. Claims may also be asserted in Canada and elsewhere if a court were to determine the claim to be distinguishable from and not barred by the Boland Settlement.

The remaining cases in the MDL Proceedings were dismissed on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1 million winning ticket. This case had been ordered to arbitration.

On or about September 13, 2002, an action was filed against Simon Marketing and McDonald's in Ontario Provincial Court alleging that Simon Marketing and McDonald's deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, an action was filed against Simon Marketing in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Company and McDonald's have filed motions to dismiss or stay these cases on the basis of the Boland Settlement. The Canadian Court has dismissed the case filed in September 2002, but has allowed the October 2002 case to move forward. It is anticipated that McDonald's and the Company will appeal the ruling.

On August 22, 2003, the Company was served with a lawsuit in the State Circuit Court for Montgomery County Maryland filed by Stone Street Capital, Inc. ("Stone Street") against Simon Marketing, McDonald's and George Chandler, an individual convicted as a conspirator with Mr. Jacobson in connection with the theft of "stolen" McDonald's game pieces. Stone Street alleges that it purchased a purported winning game ticket from Mr. Chandler who purportedly assigned to it the right to receive 19 installment payments of $50,000 each under the ticket. Such installment payments were terminated after the Jacobson theft was uncovered, and Stone Street seeks to recover amounts paid by it for the assignment from McDonald's and Simon Marketing. An attempt to remove the case to federal court has been unsuccessful, and the matter is proceeding in Maryland.

LEGAL ACTIONS BETWEEN THE COMPANY AND MCDONALD'S

McDonald's termination of its contractual relationship with the Company led to various lawsuits between the Company and Simon Marketing on the one hand and McDonald's and certain of its agents and suppliers on the other which were commenced between October 2001 and March 2002. In July 2003, all parties to these lawsuits entered into a settlement agreement.

Under the settlement, all causes of action between the parties have been dismissed and mutual releases have been exchanged. In addition, McDonald's will pay $6.9 million to the Company and will assign to the Company all rights to insurance proceeds agreed to be paid by the Company's errors and omissions insurance carriers after payment of expenses relating to the Boland Settlement. The precise amount of insurance proceeds will not be known until all expenses of the Boland Settlement have been calculated, but the Company currently estimates that insurance proceeds will be approximately $9.3 million which would result in total net proceeds to the Company of approximately $13 million after payment of attornies' fees relating to the settlement. In addition, both parties will be mutually released from all obligations to the other party which includes all related trade payables and accrued expenses which are recorded within discontinued operations. It is expected that payments made to the Company pursuant to the settlement with McDonald's will be received by mid-2004.

As a result of this settlement, in consideration for paying an amount in the settlement equal to the remaining limits of the Company's policies, the errors and omissions insurance carriers of the Company have been released from any further obligations to defend the Company, Simon Marketing or any additional insureds under the policies from any claims brought with respect to the Jacobson embezzlement or any other promotional games, including the cases pending in Canada, Maryland and elsewhere described in Item 3. Legal Proceedings.

OTHER LEGAL ACTIONS ARISING FROM JACOBSON EMBEZZLEMENT

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company filed a first amended complaint against PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. Subsequently, the defendants' demurrers to the first and a second amended complaint were sustained in part, including the dismissal of all claims for punitive damages with no leave to amend. A third amended complaint was filed, and defendants' demurrer to all causes of action was sustained without leave to amend. A dismissal of the case will result. The Company intends to appeal this ruling.

As a result of this lawsuit, PWC resigned as the Company's independent certified public accountants on April 17, 2002. In addition, on April 17, 2002, PWC withdrew its audit report dated March 26, 2002, filed with the Company's original 2001 Annual Report on Form 10-K. PWC indicated that it believed the lawsuit resulted in an impairment of its independence in connection with the audit of the Company's 2001 consolidated financial statements. The Company does not believe that PWC's independence was impaired. On June 6, 2002, the Company engaged BDO Seidman LLP as the Company's new independent certified public accountants. In connection with obtaining PWC's agreement to re-release their audit report dated February 15, 2001, for inclusion in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001, the Company agreed to indemnify PWC against any legal costs and expenses incurred by PWC in the successful defense of any legal action that arises as a result of such inclusion. Such indemnification will be void if a court finds PWC liable for professional malpractice. The Company has been informed that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act of 1933 is against public policy and therefore unenforceable. PWC has provided the Company with a copy of a 1995 letter from the Office of the Chief Accountant of the Commission, which states that, in a similar situation, his Office would not object to an indemnification agreement of the kind between the Company and PWC.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Sales were generally recognized when title to the product passes to the customer, which occurs when the products were shipped or services were provided to customers. Sales of certain imported goods were recognized at the time shipments were received at the customer's designated location.

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

STOCK-BASED COMPENSATION PLANS AND PRO FORMA STOCK-BASED COMPENSATION EXPENSE

At December 31, 2003, the Company had one stock-based compensation plan, which is described below. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, and has applied APB No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized related to such plans during the years ended December 31, 2003 and 2002. Had compensation cost for the Company's grants for stock based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below.

                                                             2003          2002          2001
                                                            -------      --------      ---------
                                                                      (in thousands)

Net loss available to common stockholders -- as reported    $(9,988)     $(10,377)     $(123,387)
Add: Stock-based compensation expense
     included in reported net income, net of income tax          --          (276)           275
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of income taxes                             --            --           (843)
                                                            -------      --------      ---------
Net loss available to common stockholders -- pro forma      $(9,988)     $(10,653)     $(123,995)
                                                            =======      ========      =========

Loss per common share -- basic and diluted -- as reported   $ (0.60)     $  (0.62)     $   (7.50)

Loss per common share -- basic and diluted -- pro forma       (0.60)        (0.64)         (7.45)

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

CASH EQUIVALENTS

Cash equivalents consist of short-term, highly liquid investments, which have original maturities at the date of purchase of three months or less.

INVESTMENTS

Investments are stated at fair value. Current investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and as such, unrealized gains and losses are reported in a separate component of stockholders' equity. Long-term investments, for which there are no readily available market values, are accounted for under the cost method and are carried at the lower of cost or estimated fair value.

PROPERTY AND EQUIPMENT

Historically, property and equipment are stated at cost and are depreciated primarily using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. Property and equipment currently have been adjusted to reflect an impairment charge associated with the Company's loss of its customers. See Note 1. The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and the resulting gains or losses are reflected in income.

IMPAIRMENT OF LONG-LIVED ASSETS

Periodically, the Company assesses, based on undiscounted cash flows, if there has been an other-than-temporary impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing anticipated undiscounted future cash flows with the carrying value of the related long lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

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

FOREIGN CURRENCY TRANSLATION

The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average rates of exchange during the period. Translation gains and losses are recorded in a separate component of stockholders' equity and transaction gains and losses are reflected in income.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share have been determined in accordance with the provisions of SFAS No. 128, "Earnings per Share."

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in December 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 31, 2003, and must be adopted no later than March 15, 2004. The Company does not have any variable interest entities that must be consolidated.

In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are manditorily redeemable through the transfer of company assets at a specified date or upon an event that is likely to occur, an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer settle the obligation through the transfer of assets, an instrument that embodies an unconditional obligation or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company had $28.7 million and $27.6 million of convertible preferred stock outstanding at December 31, 2003 and 2002, respectively. Because such convertible preferred stock is not mandatorily redeemable at a specified date or upon an event that is likely to occur, the Company does not consider its convertible preferred stock to be mandatorily redeemable within the scope of SFAS No. 150. Accordingly, the Company does not expect SFAS No. 150 to have a material impact on its financial position, results of operations or cash flows.

3. SALE OF BUSINESS

In February 2001, the Company sold its Corporate Promotions Group ("CPG") business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., an investor group led by Gemini Investors LLC, a Wellesley, Massachusetts based private equity investment firm, pursuant to a Purchase Agreement entered into as of January 20, 2001 (as amended, the "Purchase Agreement") for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt, $2.3 million of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash.

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

Following the closing of the sale of the CPG business, certain disputes arose between the Company and Cyrk. In March 2002, the Company entered into a settlement agreement with Cyrk. Under the settlement agreement (1) the Company contributed $500,000 towards the settlement of a lawsuit against the Company and Cyrk made by a former employee, (2) the Company cancelled the remaining indebtedness outstanding under Cyrk's subordinated promissory note in favor of the Company in the original principal amount of $2.3 million, (3) Cyrk agreed to vacate the Danvers, Massachusetts facility by June 15, 2002, and that lease would terminate as of June 30, 2002, thereby terminating the Company's substantial lease liability thereunder, (4) Cyrk and the Company each released the other from all known and unknown claims (subject to limited exceptions) including Cyrk's release of all indemnity claims made against the Company arising out of Cyrk's purchase of the CPG business, and (5) a letter of credit in the amount of $500,000 was provided by Cyrk for the benefit of the Company to support a portion of a $3.7 million letter of credit provided by the Company for the benefit of Cyrk in connection with Cyrk's purchase of the CPG business. If Cyrk fails to perform its obligations under this agreement, or fails to perform and discharge liabilities assumed in connection with its purchase of the CPG business, then all or a portion of Cyrk's indebtedness to the Company under the subordinated promissory note may be reinstated. Pursuant to this agreement, the Company's 2001 financial statements reflect the settlement, and include a pre-tax charge of $3.2 million associated with the write-off of the subordinated note and other charges relating to final sale and settlement.

4. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company had effectively eliminated a majority of its ongoing promotions business operations by April 2002. Accordingly, the discontinued activities of the Company, including the operations of CPG sold in February 2001 (see Note 3), have been classified as discontinued operations in the accompanying consolidated financial statements. The Company includes sufficient cash within discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. By utilizing cash generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Note 1), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. Assets and liabilities relating to discontinued operations as of December 31, 2003 and 2002, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                                December 31,     December 31,
                                                                    2003            2002
                                                                ------------     ------------
                                                                       (in thousands)
Assets:
  Cash and cash equivalents                                        $10,065         $13,236
  Restricted cash                                                    6,547              --
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $13,852
    at December 31, 2003 and $13,416 at December 31, 2002               41             558
  Prepaid expenses and other current assets                            174             461
                                                                   -------         -------
  Total current assets                                              16,827          14,255
  Property and equipment, net                                           --              --
  Other assets                                                       1,128           1,110
                                                                   -------         -------
Assets from discontinued operations to be disposed
  of -- non-current                                                $17,955         $15,365
                                                                   =======         =======
Liabilities:
  Accounts payable:
    Trade                                                          $ 5,170         $ 5,736
  Accrued expenses and other current liabilities                    12,785           9,629
                                                                   -------         -------
  Total current liabilities                                         17,955          15,365
                                                                   -------         -------
Liabilities from discontinued operations                           $17,955         $15,365
                                                                   =======         =======

Net income (loss) from discontinued operations for the years ended December 31, 2003, 2002 and 2001, as disclosed in the accompanying consolidated financial statements, consists of the following:

                                                           2003          2002          2001
                                                          -------      --------      ---------
                                                                    (in thousands)
Net sales                                                 $    --      $     --      $ 324,040
Cost of sales                                                  --            --        252,326
                                                          -------      --------      ---------
Gross profit                                                   --            --         71,714

Selling, general and administrative expenses                1,359         3,464         74,492
Goodwill amortization expense                                  --            --          1,574
Management fees                                                --         1,458            619
Impairment of intangible asset                                 --            --         46,671
Charges attributable to loss of significant customers          --         4,574         33,644
Gain on settlement of obligations                             (23)      (12,023)            --
Restructuring                                                  --          (750)        20,212
                                                          -------      --------      ---------
Operating income (loss)                                    (1,336)        3,277       (105,498)

Interest income                                              (246)         (366)        (2,075)
Interest expense                                               --            35            576
Other (income) expense                                      2,501           974         (4,244)
Loss on sale of business                                       --            --          2,300
                                                          -------      --------      ---------
Income (loss) before income taxes                          (3,591)        2,634       (102,055)
Income tax expense (benefit)                                   --        (3,486)        12,374
                                                          -------      --------      ---------
Net income (loss)                                         $(3,591)     $  6,120      $(114,429)
                                                          =======      ========      =========

5. RESTRICTED CASH

Restricted cash at December 31, 2003 and 2002 primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit (see Note 9) and $2.7 million deposited into an irrevocable trust entered into during 2002. See Note 16.

6. ACCOUNTS RECEIVABLE

On November 13, 2001, the Company had filed suit against Philip Morris in California Superior Court for the County of Los Angeles, asserting numerous causes of action arising from Philip Morris' termination of the Company's relationship with Philip Morris. Subsequently, the Company dismissed the action without prejudice, so that the Company and Philip Morris could attempt to resolve this dispute outside of litigation. During 2002, a settlement was reached resulting in a payment of $1.5 million by Philip Morris to the Company. As this payment was in excess of the Company's net outstanding receivable due from Philip Morris, a gain of approximately $463,000 was recorded (see Note 14) during the second quarter, included in gain on settlement of obligations disclosed in Note 4. During the second quarter of 2002, the Company also received payments, totaling approximately $877,000, relating to accounts receivable from other former customers that had been previously deemed to be uncollectible and written off during 2001. The Company also received approximately $464,000 in connection with the termination of a retirement plan maintained by one of its foreign subsidiaries. These recoveries, totaling approximately $1.3 million, have been recorded as reductions to charges attributable to loss of significant customers, disclosed in Note 4. Also see
Note 13.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                    Discontinued       Continuing
                                     Operations        Operations               Total
                                   --------------    ----------------      ----------------
                                                    As of December 31,
                                   --------------------------------------------------------
                                   2003    2002      2003       2002       2003       2002
                                   -----   -----     -----      -----      -----      -----
                                                      (in thousands)
Machinery and equipment            $  --   $  --     $ 292      $ 173      $ 292      $ 173
Less: Accumulated depreciation
  and amortization                    --      --      (259)      (106)      (259)      (106)
                                   -----   -----     -----      -----      -----      -----
                                   $  --   $  --     $  33      $  67      $  33      $  67
                                   =====   =====     =====      =====      =====      =====

During 2002, property and equipment reflected impairment charges totaling $2.4 million, which has been included in charges attributable to loss of customer in
Note 4. See Note 13 for details. Depreciation and amortization expense on property and equipment totaled approximately $64,000, $475,000 and $3.9 million during 2003, 2002 and 2001, respectively.

8. INVESTMENTS

SHORT-TERM

As of December 31, 2001 the Company owned 190,000 shares of a marketable security that were stated at fair value of $152,000. During 2002, the Company sold its investment in the stock and recognized a nominal loss.

LONG-TERM

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and Internet-related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the Internet. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The book value of the Company's investment portfolio totaled $500,000 as of December 31, 2003, which is accounted for under the cost method. While the Company will continue to periodically evaluate its Internet investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

In June 2002, certain events occurred which indicated an impairment of the Company's investment in Alliance Entertainment Corp. ("Alliance"), an indirect investment through a limited liability company that is owned by Yucaipa. Yucaipa is believed to be indirectly a significant shareholder in Alliance, which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. This investment had a carrying value of $10.0 million at December 31, 2001. The Company recorded a pre-tax non-cash charge of $10.0 million in June 2002 to write-down its investment.

9. BORROWINGS AND LONG-TERM OBLIGATIONS

The Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. The Company's Credit and Security Agreements, which provided for working capital and other financing arrangements expired on May 15, 2002.

As a result of the precipitous drop in the value of the Company's common stock after the announcement of the loss of its two largest customers (see Note 1), the Company had recorded a $5.0 million adjustment in the third quarter of 2001 to accelerate the recognition of contingent payment obligations (due in June
2002) arising from the acquisition of Simon Marketing in

1997. This obligation was recorded as a charge to additional paid in capital during 2001. Pursuant to Separation, Settlement and General Release Agreements entered into during 2002, the Company paid approximately $2.0 million to settle this obligation. The remaining liability, totaling approximately $3.0 million, was reversed through additional paid in capital during 2002.

In connection with the discontinuance of the Company's supermarket operations, the Company filed a lawsuit in 1993 against its former contractual partner. During 1998 the Company settled the litigation by entering into a Joint Business Arrangement with the defendant, at which time the Company made a cash payment and recorded a $2.9 million accrual for the maximum potential liability under the agreement, which was included in other long-term obligations within discontinued operations in the Company's 2001 consolidated financial statements. During 2002, the Company paid approximately $2.2 million to settle these obligations, resulting in a settlement gain of $725,000, recorded as a reduction to selling, general, and administrative expenses in Note 4.

10. LEASE OBLIGATIONS

During 2002, the Company settled all of its outstanding domestic and international real estate and equipment lease obligations, except for one expired warehouse lease with approximately $70,000 of unpaid rent, and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. As these settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities, the Company recorded a 2002 gain totaling approximately $2.8 million, recorded as a reduction to selling, general, and administrative expenses in Note 4.

The approximate minimum rental commitments under all noncancelable leases as of December 31, 2003 total approximately $103,000, which are due in 2004.

Rental expense for all operating leases was $345,000, $2.7 million, and $8.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Rent is charged to operations on a straight-line basis for certain leases.

11. INCOME TAXES

The components of the provision (benefit) for income taxes, all of which are related to discontinued operations for all periods, are as follows (in thousands):

                       2003         2002          2001
                      ------      --------      -------
Current:
        Federal       $   --      $ (3,486)     $   520
        State             --            --           --
        Foreign           --            --           --
                      ------      --------      -------
                          --        (3,486)         520

Deferred:
        Federal           --            --       10,702
        State             --            --        1,152
                      ------      --------      -------
                          --            --       11,854
                      ------      --------      -------
                      $   --      $ (3,486)     $12,374
                      ======      ========      =======

As required by SFAS No. 109 "Accounting for Income Taxes," the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of approximately $47,028 is required at December 31, 2003. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2003 and 2002, were as follows (in thousands):

                                     2003            2002
                                   --------        --------
     Deferred tax assets:
       Receivable reserves         $  2,207        $  2,207
       Other asset reserves          11,560          12,173
       Deferred compensation             26              19
       Capital Losses                 6,901           6,894
       Foreign tax credits              253           1,881
       Net operating losses          26,064          20,582
       Depreciation                      17             (41)
       Valuation Allowance          (47,028)        (43,715)
                                   --------        --------
                                   $     --        $     --
                                   ========        ========

As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $67,781 and $34,412, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards began to expire in 2003. As of December 31, 2003, the Company also had foreign tax credit carryforwards of $253 that began to expire in 2003. As of December 31, 2003, the Company had capital loss carryforwards of approximately $16,108 which begin to expire in 2006.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                                 2003    2002    2001
                                                                 ----    ----    ----

Federal Tax (benefit) rate                                       (34%)   (34%)   (35%)

Increase (decrease) in taxes resulting from
        State Income Taxes                                        (6)     (6)     (1)
        Effect of foreign income or loss                          23      (5)     32
        Release of prior year estimated tax liability             --     (27)     --
        Goodwill                                                  --      --      16
        Non-deductible loss on sale of business                   --      11      --
        Change in valuation allowance                             51      30      --
        Effect of non-utilization of state losses                  2       5      --
        Life Insurance                                             3       4      --
        Adjustment to State Tax Liability                         (9)     18      --
        Foreign Tax Credits                                       27     (14)     --
        Post-tax return filing Net Operating Loss Adjustments    (50)     (9)     --
        Other, net                                                (6)     --      (1)
                                                                 ---     ---     ---
                                                                   0%    (27%)    11%
                                                                 ===     ===     ===

An audit by the Internal Revenue Service covering the tax years 1996 through 2000 was concluded during 2003. The Company incurred no additional income tax upon conclusion of the IRS audit.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At December 31, 2003 and 2002, accrued expenses and other current liabilities consisted of the following:

                                              Discontinued         Continuing
                                               Operations          Operations                Total
                                          ------------------   ------------------     -------------------
                                                                As of December 31,
                                          ---------------------------------------------------------------
                                            2003       2002      2003      2002        2003        2002
                                          -------     ------     ----      ----       -------     -------
                                                                 (in thousands)
Accrued payroll and related items and
  deferred compensation                   $    73     $  344     $ --      $ --       $    73     $   344
Inventory purchases                         4,471      4,378       --        --         4,471       4,378
Royalties                                   1,552      1,552       --        --         1,552       1,552
Contingent loss                             2,835         --       --        --         2,835          --
Other                                       3,854      3,355      123       478         3,977       3,833
                                          -------     ------     ----      ----       -------     -------
                                          $12,785     $9,629     $123      $478       $12,908     $10,107
                                          =======     ======     ====      ====       =======     =======

During 2002, the Company settled lease obligations that were outstanding as of December 31, 2001. See Note 10.

13. CHARGES ATTRIBUTABLE TO LOSS OF CUSTOMERS

During 2002, the Company recorded a pre-tax net charge totaling approximately $4.6 million associated with the loss of customers. Charges totaling $8.6 million, primarily related to asset write-downs ($3.6 million), professional fees ($4.3 million), labor and other costs ($.7 million), were partially offset by recoveries of certain assets, totaling $1.3 million (see Note 6), that had been written off and included in the 2001 charges attributable to the loss of significant customers and other gains ($2.7 million).

In the second half of 2001, the Company recorded third and fourth quarter pre-tax charges totaling approximately $33.6 million. These charges related principally to a substantial reduction of the Company's worldwide infrastructure, including asset write-downs ($22.4 million), lump-sum severance costs associated with the termination of approximately 377 employees ($6.3 million), lease cancellations ($1.8 million), legal fees ($1.7 million) and other costs associated with the McDonald's and Philip Morris matters ($1.4 million).

14. GAIN ON SETTLEMENT OF OBLIGATIONS

During 2002 the Company negotiated settlements related to outstanding liabilities with many of its vendors. As these settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities, the Company recorded a gain, totaling approximately $12.0 million. This gain is classified as gain on settlement of obligations disclosed in Note 4. No such gains were recorded by the Company during 2001. Nominal settlement gains were recorded by the Company during 2003.

15. RESTRUCTURING AND OTHER CHARGES

A summary of the charges for the years ended December 31, 2003, 2002 and 2001 is as follows:

                     2003      2002        2001
                     ----      -----      -------
                          (in thousands)
Restructuring        $ --      $(750)(1)  $20,212
                     ====      =====      =======

(1) Consists of an accrual reversal of $304 and $446 related to the Company's 2001 and 2000 restructuring efforts, respectively.

2001 RESTRUCTURING

After the February 2001 sale of its CPG business, and its previously announced intentions, the Company conducted a second quarter 2001 evaluation of its remaining businesses with the objective of restoring consistent profitability through a more rationalized, cost-efficient business model. As a result of this evaluation, and pursuant to a plan approved by its Board of Directors, the Company has taken action to shutdown or consolidate certain businesses, sell certain assets and liabilities related to its legacy corporate catalog business in the United Kingdom and eliminate approximately two-thirds (40 positions) of its Wakefield, Massachusetts corporate office workforce. Additionally, the Company announced the resignation of its co-chief executive officer and two other executive officers, including the Company's chief financial officer. Consequently, the Company announced that all responsibilities for the chief executive officer position had been consolidated under Allan I. Brown, who had served as co-chief executive officer since November 1999 and as the chief executive officer of Simon Marketing, the Company's wholly owned subsidiary based in Los Angeles, California, since 1975.

As a result of these actions, the Company recorded a second quarter 2001 pre-tax charge of approximately $20.2 million for restructuring expenses. The second quarter charge relates principally to employee termination costs ($10.5 million), asset write-downs which were primarily attributable to a consolidation of its Wakefield, Massachusetts workspace ($6.5 million), a loss on the sale of the United Kingdom business ($2.1 million) and the settlement of certain lease obligations ($1.1 million). The restructuring plan was complete by the first quarter of 2002. During 2002, the Company revised its initial estimate of future restructuring activities and, as a result, recorded an approximately $304,000 reduction to the restructuring accrual outstanding as of December 31, 2001. A summary of activity in the restructuring accrual related to the 2001 restructuring action is as follows (in thousands):


          BALANCE AT JANUARY 1, 2001       $     --
          Restructuring provision            20,212
          Non-cash asset write-downs         (8,874)
          Employee termination costs
            and other cash payments          (9,340)
                                           --------
          BALANCE AT DECEMBER 31, 2001        1,998
          Employee termination costs
            and other cash payments          (1,544)
          Non-cash asset write-downs           (150)
          Accrual reversal                     (304)
                                           --------
          BALANCE AT DECEMBER 31, 2002     $     --
                                           ========

16. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or (ii) March 1, 2022, the Company is required to replenish the Trust (up to $2.7 million) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in restricted cash in the accompanying consolidated balance sheets.

17. REDEEMABLE PREFERRED STOCK

In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,502,816 shares as of December 31, 2003, and 3,347,340 shares as of
December 31, 2002).

In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of a newly authorized series of preferred stock at a purchase price of $15 million. Each share of this series of preferred stock issued upon exercise of the warrant is convertible, at Yucaipa's option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,667 shares as of December 31, 2003 and 2002). The warrant expires on November 10, 2004.

Assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 17% of the then outstanding common shares at December 31, 2003 and 2002. Assuming the preceding conversion, and assuming the exercise of the warrant and the conversion of the preferred stock issuable upon its exercise, Yucaipa would own a total of approximately 24% and 23% of the then outstanding common shares at December 31, 2003 and 2002, respectively, making it the Company's largest shareholder.

Yucaipa has voting rights equivalent to the number of shares of common stock into which their preferred stock is convertible on the relevant record date. Also, Yucaipa is entitled to receive a quarterly dividend equal to 4% of the base liquidation preference of $1,000 per share outstanding, payable in cash or in-kind at the Company's option.

In the event of liquidation, dissolution or winding up of the affairs of the Company, Yucaipa, as holder of the preferred stock, will be entitled to receive the redemption price of $1,000 per share plus all accrued dividends plus (1) (a) 7.5% of the amount that the Company's retained earnings exceeds $75 million less
(b) the aggregate amount of any cash dividends paid on common stock which are not in excess of the amount of dividends paid on the preferred stock, divided by
(2) the total number of preferred shares outstanding as of such date (the "adjusted liquidation preference"), before any payment is made to other stockholders.

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

Additionally, the Company paid Yucaipa a management fee of $500,000 per year for a five-year term for which Yucaipa provided general business consultation and advice and management services. On October 17, 2002, the Management Agreement was terminated and a payment was made to Yucaipa of $1.5 million and each party was released from further obligations thereunder.

18. STOCK PLANS

1993 OMNIBUS STOCK PLAN

Under its 1993 Omnibus Stock Plan, as amended (the "Omnibus Plan"), which terminated in May 2003 except as to options outstanding at that time, the Company reserved up to 3,000,000 shares of its common stock for issuance pursuant to the grant of incentive stock options, nonqualified stock options or restricted stock. The Omnibus Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the Omnibus Plan, the Compensation Committee had the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares; (ii) the exercise period (which may not exceed ten years); (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the common stock on the date of grant); (iv) the type and duration of options or restrictions, limitations on transfer and other restrictions; and (v) the time, manner and form of payment. Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, generally, no incentive stock option may be exercised more than 60 days following termination of employment. However, in the event that termination is due to death or disability, the option is exercisable for a maximum of 180 days after such termination. Options granted under this plan generally become exercisable in three equal installments commencing on the first anniversary of the date of grant. Options granted during 2003 become exercisable in two equal installments commencing on the first anniversary of the date of grant. No further options may be granted under the Omnibus Plan.

1997 ACQUISITION STOCK PLAN

The 1997 Acquisition Stock Plan (the "1997 Plan") is intended to provide incentives in connection with the acquisitions of other businesses by the Company. The 1997 Plan is identical in all material respects to the Omnibus Plan, except that the number of shares available for issuance under the 1997 Plan is 1,000,000 shares.

The fair value of each option grant under the above plans was estimated using the Black-Scholes option pricing model with the following assumptions for 2003: expected dividend yield of 0 %; expected life of 9.4 years; expected volatility of 40%; and, a risk-free interest rate of 2.0%. The following assumptions were used for 2001 grants: expected dividend yield of 0 %; expected life of 3.0 years; expected volatility of 142%; and, a risk-free interest rate of 4.4%. There were no stock options granted under any of the plans during 2002.

The following summarizes the status of the Company's stock options as of December 31, 2003, 2002 and 2001 and changes for the years then ended:

                                                        2003                        2002                   2001
                                                      Weighted                    Weighted                Weighted
                                                      Exercise                    Exercise                Exercise
                                           Shares      Price         Shares        Price       Shares      Price
                                         ----------   --------   --------------   --------   ----------   --------
Outstanding at the beginning of year        130,000     $9.16         1,176,199     $7.55     1,847,448    $ 9.45
  Granted                                    95,000      0.10                --        --       182,000      0.35
  Exercised                                      --        --                --        --            --        --
  Canceled                                       --        --         1,046,199      7.35      (853,249)    10.32
                                         ----------                   ---------              ----------
Outstanding at end of year                  225,000      5.33           130,000      9.16     1,176,199      7.55
                                         ==========                   =========              ==========

Options exercisable at year-end             130,000      9.16           122,500      9.59       844,809      8.96
                                         ==========                   =========              ==========

Options available for future grant        1,000,000                   2,456,389               2,586,389
                                         ==========                   =========              ==========

Weighted average fair value of
  options granted during the year        $    0.02               Not applicable              $     1.92

The following table summarizes information about stock options outstanding at December 31, 2003:

                               Options Outstanding                  Options Exercisable
                    -----------------------------------------   ---------------------------
                                     Weighted
    Range of                          Average        Weighted                   Weighted
    Exercise           Number        Remaining       Average      Number         Avera
     Prices         Outstanding   Contractual Life    Price     Exercisable      Price
---------------     -----------   ----------------   --------   -----------  --------------
$ 0.10 - $ 1.99        95,000          9.35            0.10            --    not applicable
$ 2.00 - $ 5.38        65,000          5.63            4.60        65,000              4.60
$ 7.56 - $ 8.81        25,000          5.85            8.31        25,000              8.31
$12.25 - $15.50        25,000          4.04           14.85        25,000             14.85
$16.50 - $28.75        15,000          1.24           20.83        15,000             20.83
                      -------                                    --------

$ 0.10 -  28.75       225,000          6.76          $ 5.33      $130,000            $ 9.16
======   ======       =======          ====          ======      ========            ======

EMPLOYEE STOCK PURCHASE PLAN

Pursuant to its 1993 Employee Stock Purchase Plan, as amended (the "Stock Purchase Plan"), which terminated effective December 31, 2001, the Company was authorized to issue up to an aggregate of 600,000 shares of its common stock to substantially all full-time employees electing to participate in the Stock Purchase Plan. Eligible employees could contribute, through payroll withholdings or lump-sum cash payment, up to 10% of their base compensation during six-month participation periods beginning in January and July of each year. At the end of each participation period, the accumulated deductions were applied toward the purchase of Company common stock at a price equal to 85% of the market price at the beginning or end of the participation period, whichever is lower. As of December 31, 2001, no shares can be purchased under the Stock Purchase Plan. Employee purchases amounted to 57,808 shares in 2001 at prices ranging from $2.59 to $2.87 per share. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 2001: expected dividend yield of 0%; expected life of six months; expected volatility of 142%; and, a risk-free interest rate of 4.4%. The weighted average fair value of those purchase rights granted in 2001 was $1.69 per share. There were no employee purchases of shares during 2003 or 2002.

COMMON STOCK PURCHASE WARRANTS

In February 1998, the Company issued 975,610 shares of its common stock and a warrant to purchase up to 100,000 shares of its common stock in a private placement, resulting in net proceeds of approximately $10 million to be used for general corporate purposes. The warrant was exercisable at any time from the grant date of February 12, 1998, to February 12, 2003, at an exercise price of $10.25 per share, which represented the fair market value on the grant date, and now has expired.

19. COMPREHENSIVE INCOME

The Company's comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized holding gains (losses) on available-for-sale securities, and is presented in the Consolidated Statements of Stockholders' (Deficit) Equity. Components of other comprehensive income
(loss) consist of the following:

                                                2003         2002         2001
                                               ------       ------       -------
                                                       (in thousands)
Change in unrealized gains and
  losses on investments                        $   --       $   --       $   (94)
Foreign currency translation adjustments           --        2,115        (1,186)
Income tax benefit related to unrealized
  gains and losses on investments                  --           --            --
                                               ------       ------       -------
Other comprehensive income (loss)              $   --       $2,115       $(1,280)
                                               ======       ======       =======

20. PROFIT-SHARING RETIREMENT PLAN

Until December 2002, the Company had a qualified profit-sharing plan under
Section 401(k) of the Internal Revenue Code that was available to substantially all employees. Under this plan the Company matched one-half of employee contributions up to six percent of eligible payroll. Employees were immediately fully vested for their contributions and vested in the Company contribution ratably over a three-year period. The Company's contribution expense for the years ended December 31, 2003, 2002 and 2001 was approximately $0, $50,000 and $664,000, respectively.

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

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. If this occurs, Winthrop has the right to draw upon the Company's letter of credit, which as of February 29, 2004, was $3.335 million, $2.835 million of which is secured by restricted cash of the Company. The Company's $3.335 million letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. The Company will have indemnification rights against Cyrk for all losses relating to any default by Cyrk under the Winthrop lease. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. As a result of the foregoing facts, the Company has recorded a charge of $2.835 million with respect to the liability arising from the Winthrop lease.

22. RELATED PARTY TRANSACTIONS

As an inducement to the Company's directors to continue their services to the Company, in the wake of the events of August 21, 2001, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries ("Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee, which the Company is unable to pay. These arrangements, and all other arrangements disclosed in Item 11. Executive Compensation, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors.

In connection with the wind-down of its business operations and pursuant to negotiations that began in the fourth quarter of 2001, the Company entered into a Termination, Severance and General Release Agreement ("Agreement") with its chief executive officer in March 2002. In accordance with the terms of this Agreement, the chief executive officer's employment with the Company terminated in March 2002 (the chief executive officer remains on the Company's Board of Directors) and substantially all other agreements, obligations and rights existing between the chief executive officer and the Company were terminated, including the chief executive officer's Employment Agreement dated September 1, 1999, as amended, and his retention agreement dated August 29, 2001. For additional information related to the chief executive officer's retention agreement, see the Company's Report on Form 10-Q for the quarter ended September 30, 2001. The ongoing operations of the Company and Simon Marketing are being managed by the Executive Committee of the Board of Directors consisting of George G. Golleher and J. Anthony Kouba, in consultation with outside financial, legal and other advisors. As a result of the foregoing, the Company recorded a 2001 fourth quarter pre-tax charge of $4.6 million, relating principally to the forgiveness of indebtedness of the chief executive officer to the Company, a lump-sum severance payment and the write-off of an asset associated with an insurance policy on the life of the chief executive officer. The Company received a full release from the chief executive officer in connection with this Agreement, and the Company provided the chief executive officer with a full release. Additionally, the Agreement calls for the chief executive officer to provide consulting services to the Company for a period of six months after the chief executive officer's employment with the Company terminated in exchange for a fee of approximately $46,666 per month, plus specified expenses.

In addition, retention agreements were entered into in September and October 2001 with certain key employees which provided for retention payments ranging from 8% to 100% of their respective salaries conditioned upon continued employment through specified dates and/or severance payments up to 100% of these employee's respective annual salaries should such employees be terminated within the parameters of their agreements such as termination without cause. In the first quarter of 2002, additional similar agreements were entered into with certain employees of one of the Company's subsidiaries. Payments under these agreements have been made at various dates from September 2001 through March 2002. The Company's obligations under these agreements were approximately $3.1 million. Approximately $2.5 million of these commitments had been segregated in separate cash accounts in October 2001, in which security interests had been granted to certain employees, and released back to the Company in 2002 when all such retention and severance payments were made to these applicable employees.

On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by the payment to Yucaipa of $1.5 million and each party was released from further obligations thereunder. The Company recorded this payment to management fees during 2002. See Notes 4 and 17.

On February 7, 2003, the Company entered into additional agreements with Messrs. Golleher and Kouba in order to induce them to continue to serve as members of the Executive Committee of the Board of Directors and to compensate them for the additional obligations, responsibilities and potential liabilities of such service, including responsibilities imposed under the federal securities laws by virtue of the fact that, as members of the Executive Committee, they served, in effect, as the chief executive officers of the Company since the Company had no executive officers. The agreements provided for a fee of $100,000 to each of Messrs. Golleher and Kouba for each of 2003 and 2002. Also on that date, the Company entered into a similar agreement with Greg Mays who provided financial and accounting services to the Company as a consultant but, in effect, served as the Company's chief financial officer. The agreement provided for a fee of $50,000 to Mr. Mays for each of 2003 and 2002.

In May 2003 the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, Golleher, Kouba, Mays and Terrence Wallock, acting general counsel of the Company. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements replace the letter agreements with Messrs. Bartlett, Golleher and Kouba dated August 28, 2001. See Directors' Compensation. The Agreements can be terminated at any time by the Company, by the lump sum payment of 180 days compensation and by the Executive upon 180 days prior notice, except in certain limited circumstances, and provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, $6,731 per week to Messrs. Golleher and Kouba, $4,040 per week to Mr. Mays and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided for time spent in litigation after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time for litigation and merger and acquisition activities. The Agreements call for the payment of health insurance benefits and provide for a mutual release upon termination.

23. SEGMENTS AND RELATED INFORMATION

Until the events of August 2001 occurred (see Note 1), the Company operated in one industry--the promotional marketing industry. The Company's business in this industry encompassed the design, development and marketing of high-impact promotional products and programs.

A significant percentage of the Company's sales and trade receivables had been attributable to a small number of customers. The following schedule summarizes the concentration of sales and trade receivables for customers with sales in excess of 10% of total sales for the year ended December 31, 2001. There were no sales during 2003 or 2002. A majority of the accounts receivable as of December 31, 2003 and 2002 pertained to one customer for which a 100% reserve has been established.

                                 % of Trade
                   % of Sales   Receivables
                   ----------   -----------
                      2001          2001
                   ----------   -----------
     Company A         78            55
     Company B          8            15

The Company historically conducted its promotional marketing business on a global basis. The following summarizes the Company's net sales for the year ended December 31, 2001, by geographic area. There were no sales during 2003 or 2002.

                            2001
                       --------------
                       (in thousands)
    United States       $   199,583
    Germany                  45,709
    Asia                     45,301
    United Kingdom           13,676
    Other foreign            19,771
                        -----------
    Consolidated        $   324,040
                        ===========


The following summarizes the Company's long-lived assets as of December 31, 2003, 2002 and 2001, by geographic area:

                     2003          2002         2001
                    ------       -------       -------
                              (in thousands)
United States       $1,935       $ 1,949       $16,267
Foreign                  2            21           987
                    ------       -------       -------
                    $1,937       $ 1,970       $17,254
                    ======       =======       =======

Geographic areas for net sales are based on customer locations. Long-lived assets include property and equipment, excess of cost over net assets acquired (in 2001) and other non-current assets.

24. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share ("EPS") computation for income (loss) available to common stockholders and other related disclosures required by SFAS No.128 "Earnings Per Share":

                                                           For the Twelve Months Ended December 31,
                         -----------------------------------------------------------------------------------------------------------
                                         2003                               2002                               2001
                         ----------------------------------- ----------------------------------- -----------------------------------
                           Income       Shares     Per Share   Income       Shares     Per Share   Income      Shares      Per Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)   Amount  (Numerator) (Denominator)  Amount
                         ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
                                                             (in thousands, except share data)
Basic and diluted EPS:
  Loss from continuing
    operations             $(5,270)                           $(15,406)                           $  (7,916)
  Preferred stock
    dividends                1,127                               1,091                                1,042
                           -------                            --------                            ---------
  Loss from continuing
    operations available
    to common
    stockholders           $(6,397)    16,653,193   $(0.38)   $(16,497)  16,653,193     $(0.99)   $  (8,958)  16,454,779    $(0.54)
                           =======     ==========   ======    ========   ==========     ======    =========   ==========    ======
  Income (loss) from
    discontinued
    operations             $(3,591)    16,653,193   $(0.22)   $  6,120   16,653,193     $ 0.37    $(114,429)  16,454,779    $(6.96)
                           =======     ==========   ======    ========   ==========     ======    =========   ==========    ======

Net loss                   $(8,861)                           $ (9,286)                           $(122,345)
Preferred stock dividends    1,127                               1,091                                1,042
                           -------                            --------                            ---------
Net loss available to
  common stockholders      $(9,988)    16,653,193   $(0.60)   $(10,377)  16,653,193     $(0.62)   $(123,387)  16,454,779    $(7.50)
                           =======     ==========   ======    ========   ==========     ======    =========   ==========    ======

For the years ended December 31, 2003 and 2002, 3,547,296 and 3,422,725, respectively, shares of convertible preferred stock and common stock equivalents and for the year ended December 31, 2001, 3,376,032 shares of convertible preferred stock, common stock equivalents and contingently and non-contingently issuable shares related to acquired companies were not included in the computation of diluted EPS because to do so would have been antidilutive.

25. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2003 and 2002, respectively:

                                                  First          Second          Third        Fourth
                    2003                         Quarter         Quarter        Quarter       Quarter
------------------------------------------       -------         -------        -------       -------
                                                         (in thousands, except per share data)
Continuing operations:
  Net sales                                      $    --         $    --        $    --       $    --
  Gross profit                                        --              --             --            --
  Net loss                                        (1,472)         (1,389)        (1,228)       (1,181)
  Loss per common share available
    to  common -- basic & diluted                  (0.10)          (0.10)         (0.09)        (0.09)

Discontinued operations:
  Net sales                                      $    --         $    --        $    --       $    --
  Gross profit                                        --              --             --            --
  Net income (loss)                                 (117)             85           (311)       (3,248)
  Income (loss) per common share available
    to common -- basic & diluted                   (0.01)             --          (0.02)        (0.19)

                                                  First          Second          Third         Fourth
                    2002                         Quarter        Quarter         Quarter       Quarter
------------------------------------------       -------        --------        -------       -------
                                                        (in thousands, except per share data)
Continuing Operations:
  Net Sales                                      $    --        $     --        $    --       $    --
  Gross Profit                                        --              --             --            --
  Net loss                                        (1,328)        (11,218)        (1,318)       (1,542)
  Loss per common share available
   to common -- basic & diluted                    (0.10)          (0.69)         (0.10)        (0.10)

Discontinued Operations:
  Net Sales                                      $    --        $     --        $    --       $    --
  Gross Profit                                        --              --             --            --
  Net income (loss)                               (3,839)          9,766           (405)          598
  Income (loss) per common share available
    to common -- basic & diluted                   (0.23)           0.59          (0.02)         0.03

                                   Schedule II
                              Simon Worldwide, Inc.
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                           Additions
                                          Charged To                         Deductions
Accounts Receivable,    Balance At         Costs And                      (Charged Against    Balance At
    Allowance For       Beginning          Expenses                           Accounts           End
 Doubtful Accounts      Of Period     (Bad Debt Expenses)    Recoveries      Receivable)      Of Period
--------------------    ----------    -------------------    ----------   ----------------    ----------
      2003               $13,416            $   523           $   --            $   87          $13,852
      2002                15,616                 --            1,733               467           13,416
      2001                 2,074             15,492(1)            --             1,950           15,616

                                           Additions
  Deferred Income       Balance At         Charged To                                         Balance At
     Tax Asset          Beginning          Costs And                                             End
Valuation Allowance     Of Period           Expenses         Recoveries       Deductions      Of Period
-------------------     ----------         ---------         ----------       ----------      ----------
      2003                43,715              3,313               --                --           47,028
      2002                45,515             (1,800)              --                --           43,715
      2001                 5,557             39,958               --                --           45,515

(1) Approximately $2,101 of the 2001 bad debt expense was recorded as selling, general and administrative expenses in the accompanying consolidated financial statements. The remainder, totaling approximately $13,391, was recorded as charges attributable to loss of significant customers.

EXHIBITS

EXHIBIT NO.    DESCRIPTION

 2.1(9) Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

 2.2(12) Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

 2.3(16) March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

 2.4(16)       Mutual Release Agreement between Cyrk and Simon

 2.5(17)       Letter Agreement Between Cyrk and Simon, dated December 20, 2002

 3.1(3)        Restated Certificate of Incorporation of the Registrant

 3.2(1)        Amended and Restated By-laws of the Registrant

 3.3(10) Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock

 4.1(1)        Specimen certificate representing Common Stock

10.1(2)(3)     1993 Omnibus Stock Plan, as amended

10.2(2)(4)     Life Insurance Agreement dated as of November 15, 1994, by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994, between Gregory P.
               Shlopak and Patrick D. Brady, Trustee, entitled "The Shlopak
               Family 1994 Irrevocable Insurance Trust"

10.2.1(2)(4)   Assignments of Life Insurance policies as Collateral, each dated
               November 15, 1994

10.3(2)(4)     Life Insurance Agreement dated as of November 15, 1994, by and between the Registrant and Patrick D. Brady as Trustee under a declaration of trust dated November 7, 1994, between Gregory P.
               Shlopak and Patrick D. Brady, Trustee, entitled "The Gregory P.
               Shlopak 1994 Irrevocable Insurance Trust"

10.3.1(2)(4)   Assignments of Life Insurance policies as Collateral, each dated
               November 15, 1994

10.5(2)(5)     1997 Acquisition Stock Plan

10.6(6) Securities Purchase Agreement dated February 12, 1998, by and between the Company and Ty Warner

10.7(7)        Severance Agreement between the Company and Gregory P. Shlopak

10.10(10)      Registration Rights Agreement between the Company and Overseas
               Toys, L.P.

10.18(12)      Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001

10.22(2)(16)   Termination, Severance and General Release Agreement between the
               Company and Allan Brown, dated March 18, 2002

10.23(16)      Amended Consulting Agreement and General Release between the
               Company and Eric Stanton, dated March 1, 2002

10.24(16)      Settlement and General Release Agreement between the Company and
               Vivian Foo, dated March 15, 2002

10.25(16)      Indemnification Trust Agreement between the Company and
               Development Specialists, Inc. as Trustee, dated March 1, 2002

10.27(17)      Letter Agreement, dated October 9, 2002, to terminate and settle the Management Agreement between the Company and Yucaipa

10.28(18)      February 7, 2003, letter agreements with George Golleher, Anthony
               Kouba and Greg Mays regarding 2002 and 2003 compensation

10.29(18)      May 30, 2003, Executive Services Agreements with Joseph Bartlett,
               Allan Brown, George Golleher, Anthony Kouba, Gregory Mays, and
               Terrence Wallock

21.1(17)       List of Subsidiaries

31 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the "Exchange Act"), filed herewith

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1 Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed herewith

99.2(2)(9)     Termination Agreement among the Company, Patrick Brady, Allan
               Brown, Gregory Shlopak, Eric Stanton, and Eric Stanton
               Self-Declaration of Revocable Trust

--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)            Management contract or compensatory plan or arrangement.

(3) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated March 31, 1995, and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-45655) and incorporated herein by reference.

(6) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Report on Form 8-K dated December 31, 1998, and incorporated herein by reference.

(8) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(10) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 2000, and incorporated herein by reference.

(12) Filed as an exhibit to the Registrant's Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(13) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(14) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated June 30, 2001, and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's Registration Statement on Form 10-Q dated September 30, 2001, and incorporated herein by reference.

(16) Filed as an exhibit to the Registrant's original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(17) Filed as an exhibit to the Registrant's Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(18) Filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.