Form 10-Q
period 2004-03-31
SIMON WORLDWIDE INC
filed 2004-05-10
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to ________________________

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

At April 30, 2004, 16,653,193 shares of the Registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                  PAGE NUMBER
                                                                                  -----------
PART I       FINANCIAL INFORMATION

             Item 1.     Condensed Financial Statements (Unaudited)

                         Consolidated Balance Sheets -
                         March 31, 2004 and December 31, 2003                          3

                         Consolidated Statements of Operations -
                         For the three months ended March 31, 2004, and 2003           4

                         Consolidated Statements of Comprehensive Loss -
                         For the three months ended March 31, 2004, and 2003           5

                         Consolidated Statements of Cash Flows -
                         For the three months ended March 31, 2004, and 2003           6

                         Notes to Consolidated Financial Statements                    7

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                 14

             Item 3.     Quantitative and Qualitative Disclosures About Market
                         Risk                                                          17

             Item 4.     Controls and Procedures                                       17

PART II      OTHER INFORMATION

             Item 1.     Legal Proceedings                                             18

             Item 6.     Exhibits and Reports on Form 8-K                              18

             SIGNATURE                                                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      March 31,     December 31,
                                                                                        2004           2003
                                                                                    ------------    ------------
                                                                                    (Unaudited)
                                                     ASSETS
Current assets:
   Cash and cash equivalents                                                        $          -    $          -
   Restricted cash                                                                             -             334
   Prepaid expenses and other current assets                                                 527             740
   Assets from discontinued operations to be disposed of - current (see Note 4)           16,038          16,827
                                                                                    ------------    ------------
Total current assets                                                                      16,565          17,901
Property and equipment, net                                                                   18              33
Investments                                                                                  500             500
Other assets                                                                                 276             276
                                                                                    ------------    ------------
                                                                                          17,359          18,710
Assets from discontinued operations to be disposed of - non-current (see Note 4)           1,100           1,128
                                                                                    ------------    ------------
                                                                                    $     18,459    $     19,838
                                                                                    ============    ============
                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable:
     Trade                                                                          $         32    $         75
     Affiliates                                                                              163             161
   Accrued expenses and other current liabilities                                             70             123
   Liabilities from discontinued operations - current (see Note 4)                        17,910          17,955
                                                                                    ------------    ------------
Total current liabilities                                                                 18,175          18,314

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 29,024 shares issued and outstanding at March
   31, 2004, and 28,737 shares issued and outstanding
   at December 31, 2003, stated at redemption value of $1,000 per share                   29,024          28,737

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares authorized;
     16,653,193 shares issued and outstanding at March 31, 2004, and
     December 31, 2003                                                                       167             167
   Additional paid-in capital                                                            138,500         138,500
   Retained deficit                                                                     (167,407)       (165,880)
                                                                                    ------------    ------------
Total stockholders' deficit                                                              (28,740)        (27,213)
                                                                                    ------------    ------------
                                                                                    $     18,459    $     19,838
                                                                                    ============    ============

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                For the three months
                                                                  ended March 31,
                                                              ------------------------
                                                                 2004          2003
                                                              ----------    ----------
Revenue                                                       $        -    $        -
General and administrative expenses                                1,028         1,472
                                                              ----------    ----------
Loss from continuing operations before income taxes               (1,028)       (1,472)
Income tax benefit                                                     -             -
                                                              ----------    ----------
Net loss from continuing operations                               (1,028)       (1,472)
Loss from discontinued operations, net of tax (see Note 4)          (210)         (117)
                                                              ----------    ----------
Net loss                                                          (1,238)       (1,589)
Preferred stock dividends                                            289           278
                                                              ----------    ----------
Net loss available to common stockholders                     $   (1,527)   $   (1,867)
                                                              ==========    ==========
Loss per share from continuing operations available
   to common stockholders:
   Loss per common share - basic and diluted                  $    (0.08)   $    (0.10)
                                                              ==========    ==========
   Weighted average shares outstanding - basic and diluted        16,653        16,653
                                                              ==========    ==========
Loss per share from discontinued operations:
   Loss per common share - basic and diluted                  $    (0.01)   $    (0.01)
                                                              ==========    ==========
   Weighted average shares outstanding - basic and diluted        16,653        16,653
                                                              ==========    ==========
Net loss available to common stockholders:
   Loss per common share - basic and diluted                  $    (0.09)   $    (0.11)
                                                              ==========    ==========
   Weighted average shares outstanding - basic and diluted        16,653        16,653
                                                              ==========    ==========

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (in thousands)

                                                   For the three months
                                                     ended March 31,
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------
Net loss                                         $   (1,238)   $   (1,589)
                                                 ----------    ----------
Other comprehensive income, before tax:
     Foreign currency translation adjustments             -             -
Income tax expense related to items of
     other comprehensive income                           -             -
                                                 ----------    ----------
Other comprehensive income, net of tax                    -             -
                                                 ----------    ----------
Comprehensive loss                               $   (1,238)   $   (1,589)
                                                 ==========    ==========

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For the three months
                                                               ended March 31,
                                                           ------------------------
                                                              2004          2003
                                                           ----------    ----------
Cash flows from operating activities:
   Net loss                                                $   (1,238)   $   (1,589)
   Loss from discontinued operations                             (210)         (117)
                                                           ----------    ----------
   Loss from continuing operations                             (1,028)       (1,472)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation                                               15            15
   Increase (decrease) in cash from changes
     in working capital items:
        Prepaid expenses and other current assets                 213           177
        Accounts payable                                          (41)          (47)
        Accrued expenses and other current liabilities            (53)         (158)
                                                           ----------    ----------
Net cash used in operating activities                            (894)       (1,485)
                                                           ----------    ----------
Cash flows from investing activities:
   Purchase of property and equipment                               -           (12)
   Increase in restricted cash                                    334           435
                                                           ----------    ----------
Net cash used in investing activities                             334           423
                                                           ----------    ----------
Net cash provided by financing activities                           -             -
                                                           ----------    ----------
Net cash used in continuing operations                           (560)       (1,062)
Net cash provided by (used in) discontinued operations            560          (119)
                                                           ----------    ----------
Net increase (decrease) in cash and cash equivalents                -        (1,181)
Cash and cash equivalents, beginning of period                      -         1,181
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $        -    $        -
                                                           ==========    ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Income taxes                                          $        7    $        2
                                                           ==========    ==========
Supplemental non-cash investing activities:
   Dividends paid in kind on redeemable preferred stock    $      287    $      276
                                                           ==========    ==========

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Simon Worldwide, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those considered necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue throughout 2004 and possibly into 2005. During the second quarter of 2002, the discontinued activities of the Company, consisting of certain revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company's promotions business, have been classified as discontinued operations for financial reporting purposes.

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

At March 31, 2004, and December 31, 2003, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.

The operating results for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

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

At March 31, 2004, and December 31, 2003, the Company had a stockholders' deficit of $28.7 million and $27.2 million, respectively. For the three months ended March 31, 2004 and 2003, the Company had a net loss of $1.2 million and $1.6 million, respectively. The Company continued to incur losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Legal Actions Between the Company and McDonald's below), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit, loss of customers and the related legal matters at March 31, 2004, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with one of the Company's subsidiaries, Simon Marketing, Inc. ("Simon Marketing") as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or even alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001, by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, respectively, of total net sales during 2001. The Company had no sales during the three months ended March 31, 2004, and 2003. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At March 31, 2004, and 2003, the Company had no customer backlog. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

LEGAL ACTIONS ASSOCIATED WITH THE MCDONALD'S MATTER

CLASS, REPRESENTATIVE AND OTHER THIRD-PARTY ACTIONS AGAINST MCDONALD'S AND THE COMPANY

As a result of the Jacobson embezzlement described under Loss of Customers, Resulting Events and Going Concern above, numerous consumer class action and representative action lawsuits (hereafter variously referred to as, "actions", "complaints" or "lawsuits") were filed in Illinois, the headquarters of McDonald's, and in multiple jurisdictions nationwide and in Canada. Plaintiffs in these actions asserted diverse causes of action, including negligence, breach of contract, fraud, restitution, unjust enrichment, misrepresentation, false advertising, breach of warranty, unfair competition and violation of various state consumer fraud statutes. Complaints filed in federal court in New Jersey also alleged a pattern of racketeering. Plaintiffs in many of these actions alleged, among other things, that defendants, including the Company, its subsidiary Simon Marketing, and McDonald's, misrepresented that plaintiffs had a chance at winning certain high-value prizes when in fact the prizes were stolen by Mr. Jacobson. Plaintiffs sought various forms of relief, including restitution of monies paid for McDonald's food, disgorgement of profits, recovery of the "stolen" game prizes, other compensatory damages, attorney's fees, punitive damages and injunctive relief.

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

On or about September 13, 2002, an action was filed against Simon Marketing and McDonald's in Ontario Provincial Court alleging that Simon Marketing and McDonald's deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs are Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, an action was filed against Simon Marketing in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Company and McDonald's have filed motions to dismiss or stay these cases on the basis of the Boland Settlement. The Canadian Court has dismissed the case filed in September 2002, but has allowed the October 2002 case to move forward. McDonald's and the Company have appealed the ruling.

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

As a result of this settlement, in consideration for paying an amount in the settlement equal to the remaining limits of the Company's policies, the errors and omissions insurance carriers of the Company have been released from any further obligations to defend the Company, Simon Marketing or any additional insureds under the policies from any claims brought with respect to the Jacobson embezzlement or any other promotional games, including the cases pending in Canada, Maryland and elsewhere.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify the following financial instruments as liabilities (or assets in some circumstances) in its financial statements: instruments issued in the form of shares that are manditorily redeemable through the transfer of company assets at a specified date or upon an event that is likely to occur, an instrument (other than an outstanding share) that embodies an obligation to repurchase the issuer's equity shares and that requires or may require the issuer settle the obligation through the transfer of assets, an instrument that embodies an unconditional obligation or an instrument (other than an outstanding share) that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company had $29.0 million and $28.7 million of preferred stock outstanding at March 31, 2004, and December 31, 2003, respectively. Because such preferred stock is not mandatorily redeemable at a specified date or upon an event that is likely to occur, the Company does not consider its preferred stock to be mandatorily redeemable within the scope of SFAS No. 150. Accordingly, the Company does not expect SFAS No. 150 to have a material impact on its financial position, results of operations or cash flows.

4. DISCONTINUED OPERATIONS

As discussed in Note 2, by April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to its promotions business and defending and pursuing litigation with respect thereto. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. The Company includes sufficient cash within discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. By utilizing cash generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Note 2), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

Assets and liabilities from discontinued operations as of March 31, 2004, and December 31, 2003, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                                 March 31,     December 31,
                                                                   2004            2003
                                                               ------------    ------------
Assets:
   Cash and cash equivalents                                   $      9,409    $     10,065
   Restricted cash                                                    6,431           6,547
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $13,917
     at March 31, 2004, and $13,852 at December 31, 2003                 40              41
   Prepaid expenses and other current assets                            158             174
                                                               ------------    ------------
   Total current assets                                              16,038          16,827
   Other assets                                                       1,100           1,128
                                                               ------------    ------------
   Assets from discontinued operations to be disposed of       $     17,138    $     17,955
                                                               ============    ============
Liabilities:
   Accounts payable - trade                                    $      5,148    $      5,170
   Accrued expenses and other current liabilities                    12,762          12,785
                                                               ------------    ------------
   Total current liabilities                                         17,910          17,955
                                                               ------------    ------------
   Liabilities from discontinued operations                    $     17,910    $     17,955
                                                               ============    ============

Net loss from discontinued operations for the three months ended March 31, 2004 and 2003, as disclosed in the accompanying consolidated financial statements, consists of the following:

                                                For the three months
                                                   ended March 31,
                                                --------------------
                                                  2004        2003
                                                --------    --------
Net sales                                       $      -    $      -
Cost of sales                                          -           -
                                                --------    --------
Gross profit                                           -           -

Selling, general and administrative expenses         174         245
Gain on settlement of obligations                      -          (2)
                                                --------    --------
Operating loss                                      (174)       (243)

Interest income                                      (32)        (74)
Interest expense                                       -           -
Other income (expense)                                68         (52)
                                                --------    --------
Loss before income taxes                            (210)       (117)
Income tax benefit                                     -           -
                                                --------    --------
Net loss from discontinued operations           $   (210)   $   (117)
                                                ========    ========

5. LONG-TERM INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and Internet-related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the Internet. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $500,000 as of March 31, 2004, and December 31, 2003, which is accounted for under the cost method. While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. SHORT-TERM BORROWINGS

The Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. The Company's Credit and Security Agreements, which provided for working capital and other financing arrangements expired on May 15, 2002.

Restricted cash at March 31, 2004, and December 31, 2003, primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and $2.7 million deposited into an irrevocable trust during 2002. See Note 7.

7. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or (ii) March 1, 2022, the Company is required to replenish the Trust (up to $2.7 million) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in restricted cash within continuing operations in the accompanying consolidated balance sheets as of March 31, 2004, and December 31, 2003.

8. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by SFAS No. 128, "Earnings per Share," (in thousands, except share data):

                                                                      For the Three Months Ended March 31,
                                                                  2004                                      2003
                                                ---------------------------------------   ---------------------------------------
                                                  Income         Shares       Per Share     Income         Shares       Per Share
                                                (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                                -----------   -------------   ---------   -----------   -------------   ---------
Basic and diluted EPS:
   Loss from continuing operations              $   (1,028)                               $    (1,472)
   Preferred stock dividends                           289                                        278
                                                -----------                               -----------
   Loss from continuing operations available
     to common stockholders                     $   (1,317)      16,653,193   $   (0.08)  $    (1,750)     16,653,193   $   (0.10)
                                                ===========   =============   =========   ===========   =============   =========

   Income (loss) from discontinued operations   $     (210)      16,653,193   $   (0.01)  $      (117)     16,653,193   $   (0.01)
                                                ===========   =============   =========   ===========   =============   =========
   Net loss                                         (1,238)                                    (1,589)
   Preferred stock dividends                           289                                        278
                                                -----------                               -----------
   Net loss available to common stockholders    $   (1,527)      16,653,193   $   (0.09)  $    (1,867)     16,653,193   $   (0.11)
                                                ===========   =============   =========   ===========   =============   =========

For the three months ended March 31, 2004, and 2003, 3,502,606 and 3,365,936 shares of convertible preferred stock and common stock equivalents, were not included in the computation of diluted EPS because to do so would have been antidilutive.

9. STOCK-BASED COMPENSATION PLAN AND PRO FORMA STOCK-BASED COMPENSATION EXPENSE

At March 31, 2004, the Company had one stock-based compensation plan. The Company adopted the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, and has applied APB No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized related to such plans during the three months ended March 31, 2004, and 2003. Since there were no employee stock option grants during the three months ended March 31, 2004, and 2003, there is no impact on net income as reported in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. (the "Company") for the three months ended March 31, 2004, as compared to the same period in the previous year. This discussion should be read in conjunction with the consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to the Company's 2003 Annual Report on Form 10-K which is incorporated herein by reference.

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

At March 31, 2004, and December 31, 2003, the Company had a stockholders' deficit of $28.7 million and $27.2 million, respectively. For the three months ended March 31, 2004 and 2003, the Company had a net loss of $1.2 million and $1.6 million, respectively. The Company incurred losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Loss of Customers, Resulting Events and Going Concern discussed in
Item 1), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Until the unanticipated events of August 2001 occurred, the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8% of total net sales in 2001. The Company had no sales during 2003 or 2002.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. If this occurs, Winthrop has the right to draw upon the Company's letter of credit, which as of February 29, 2004, was $3.335 million, $2.835 million of which is secured by restricted cash of the Company. The Company's $3.335 million letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. The Company will have indemnification rights against Cyrk for all losses relating to any default by Cyrk under the Winthrop lease. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. As a result of the foregoing facts, the Company has recorded a charge of $2.835 million during the fourth quarter of 2003 with respect to the liability arising from the Winthrop lease.

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Loss of Customer, Resulting Events and Going Concern Discussed in Item 1. To date, the Board of Directors has made no decision on which course of action to take. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004 (see Loss of Customer, Resulting Events and Going Concern Discussed in Item 1), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

General and administrative expenses totaled $1.0 million in the first quarter of 2004 as compared to $1.5 million in the first quarter of 2003, primarily due to decreases in labor expense, insurance expense, and Board of Director Fees.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

The Company had no sales or gross profit during the three months ended March 31, 2004 and 2003, due to the loss of its McDonald's and Philip Morris business in 2001 as well as the loss of its other customers. See notes to consolidated financial statements.

Selling, general and administrative expenses totaled $.17 million in the first quarter of 2004 as compared to $.25 million in the first quarter of 2003 primarily due to decreases in professional fees and space and facilities expenses. See notes to consolidated financial statements.

During the three months ended March 31, 2003, the Company dissolved two foreign subsidiaries pertaining to the promotions business resulting in a net gain of approximately $.4 million recorded as other income within discontinued operations. This gain resulted from the resolution of obligations and general accruals for amounts less than the amounts carried on the Company's books. No such gain was recorded during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section in Note 2 to the Notes to Condensed Consolidated Financial Statements have had and will continue to have a substantial adverse impact on the Company's cash position. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Since inception, the Company had financed its working capital and capital expenditure requirements through cash generated from operations, and investing and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases. The Company incurred losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses incurred to manage the affairs of the Company and outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. By utilizing cash which had been generated from discontinued operations and assuming payments are received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company, or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Note 2 of the Notes to Condensed Consolidated Financial Statements. To date, the Board of Directors has made no decision on which course of action to take.

CONTINUING OPERATIONS

Working capital from continuing operations at March 31, 2004, was $.3 million compared to $.7 million at December 31, 2003. Net cash used in operating activities from continuing operations during the three months ended March 31, 2004, totaled $.9 million, primarily due to a net loss from continuing operations of $1.0 million partially offset by a net increase in working capital of $.1 million. Net cash used in operating activities from continuing operations during the three months ending March 31, 2003, totaled $1.5 million, primarily due to a loss from continuing operations of $1.5 million and a decrease in accrued expenses of $.2 million partially offset by a decrease in prepaid expenses and other current assets of $.2 million.

Net cash provided by investing activities from continuing operations during the three months ended March 31, 2004, totaled $.3 million, primarily due to a decrease in restricted cash. Net cash provided by investing activities during the three months ended March 31, 2003, totaling $.4 million, primarily represented decreases in restricted cash balances during the period. There were also no financing activities from continuing operations during the three months ended March 31, 2004 and 2003.

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

Restricted cash included within continuing operations at March 31, 2004, and December 31, 2003, totaled $0 and $.3 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

DISCONTINUED OPERATIONS

Working capital from discontinued operations at March 31, 2004, was a deficit of $(1.9) million compared to a deficit of $(1.1) million at December 31, 2003. Net cash provided by discontinued operations during the three months ended March 31, 2004, totaled $.6 million, primarily due to a reallocation of funds, totaling $.7 million, from discontinued to continuing operations and net cash provided by investing activities of $.1 million, partially offset by net cash used by operating activities of $.2 million. Net cash used in discontinued operations during the three months ended March 31, 2003, totaled $.1 million, which was primarily due to net cash used in operating activities of $.8 million and net cash used in investing activities of $.3 million, partially offset by and a reallocation of funds, totaling approximately $1.0 million, between continuing and discontinued operations due to changes in minimum working capital requirements.

Net cash used in operating activities from discontinued operations during the three months ended March 31, 2004, of $.2 million, primarily consisted of a net loss from discontinued operations. Net cash used in operating activities of discontinued operations during the three months ended March 31, 2003, of $.8 million primarily consisted of a net loss from discontinued operations of $.1 million and a decrease in accounts payable and accrued liabilities totaling $1.0 million, partially offset by a decrease in accounts receivable totaling $.3 million.

Net cash provided by investing activities from discontinued operations during the three months ended March 31, 2004, totaled $.1 million million, primarily due to a decrease in restricted cash. Net cash used in investing activities within discontinued operations during the three months ended March 31, 2003, of $.3 million primarily consisted of an increase in restricted cash.

There were no financing activities within discontinued operations during the three months ended March 31, 2004 and 2003.

Restricted cash included within discontinued operations at March 31, 2004, and December 31, 2003, totaled $6.4 million and $6.5 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and amounts deposited into an irrevocable trust totaling $2.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: As of March 31, 2004, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Executive Committee, which has the responsibility for the role of chief executive officer of the Company, and Greg Mays, the chief financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and financial officers of the Company concluded that the Company's disclosure controls and procedures were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See "Legal Actions Associated with the McDonald's Matter" in Note 2 of the Notes to Consolidated Financial Statements in Part I of this Report on Form 10-Q for disclosure related to legal proceedings involving the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed herewith:

         10.30 May 3, 2004, Amendment No. 1 to Executive Services Agreements with Joseph Bartlett, Allan Brown, George Golleher, Anthony Kouba, Gregory Mays, and Terrence Wallock

         31.1 Certification of George G. Golleher pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         31.2 Certification of J. Anthony Kouba pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         31.3 Certification of Greg Mays pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         32 Certification of George G. Golleher, J. Anthony Kouba and Greg Mays pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarterly period ended March 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2004                             SIMON WORLDWIDE, INC.

                                              /s/ J. ANTHONY KOUBA
                                              ---------------------------
                                              J. Anthony Kouba
                                              Executive Committee Member
                                              (duly authorized signatory)