Form 10-Q
period 2004-06-30
SIMON WORLDWIDE INC
filed 2004-08-16
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to _____________________

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

At July 31, 2004, 16,653,193 shares of the registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                        PAGE NUMBER
PART I      FINANCIAL INFORMATION

            Item 1.    Condensed Financial Statements (Unaudited)

                       Consolidated Balance Sheets -
                       June 30, 2004 and December 31, 2003                                   3

                       Consolidated Statements of Operations -
                       For the three and six months ended June 30, 2004 and 2003             4

                       Consolidated Statements of Cash Flows -
                       For the six months ended June 30, 2004 and 2003                       5

                       Notes to Condensed Consolidated Financial Statements                  6

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                        13

            Item 3.    Quantitative and Qualitative Disclosures About Market Risk           17

            Item 4.    Controls and Procedures                                              17

PART II     OTHER INFORMATION

            Item 1.    Legal Proceedings                                                    18

            Item 6.    Exhibits and Reports on Form 8-K                                     18

            SIGNATURE                                                                       19

                         PART I - FINANCIAL INFORMATION

ITEM  1. CONDENSED FINANCIAL STATEMENTS

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     June 30,     December 31,
                                                                                      2004           2003
                                                                                   ----------     ------------
                                                                                   (Unaudited)
                              ASSETS

Current assets:
   Cash and cash equivalents                                                        $   3,820      $       -
   Restricted cash                                                                      6,402            334
   Prepaid expenses and other current assets                                              334            740
   Assets from discontinued operations to be disposed of - current (see Note 4)         5,063         16,827
                                                                                    ---------      ---------
Total current assets                                                                   15,619         17,901
Property and equipment, net                                                                15             33
Investments                                                                               500            500
Other assets                                                                              187            276
                                                                                    ---------      ---------
                                                                                       16,321         18,710
Assets from discontinued operations to be disposed of - non-current (see Note 4)          219          1,128
                                                                                    ---------      ---------
                                                                                    $  16,540      $  19,838
                                                                                    =========      =========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable:
     Trade                                                                          $      65      $      75
     Affiliates                                                                           166            161
   Accrued expenses and other current liabilities                                          60            123
   Liabilities from discontinued operations - current (see Note 4)                     17,419         17,955
                                                                                    ---------      ---------
Total current liabilities                                                              17,710         18,314

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 29,314 shares issued and outstanding at June 30,
   2004, and 28,737 shares issued and outstanding
   at December 31, 2003, stated at redemption value of $1,000 per share                29,314         28,737

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,653,193 shares issued and outstanding at June 30, 2004, and
     December 31, 2003                                                                    167            167
   Additional paid-in capital                                                         138,500        138,500
   Retained deficit                                                                  (169,151)      (165,880)
                                                                                    ---------      ---------
Total stockholders' deficit                                                           (30,484)       (27,213)
                                                                                    ---------      ---------
                                                                                    $  16,540      $  19,838
                                                                                    =========      =========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                      (in thousands, except per share data)

                                                                                For the three months      For the six months
                                                                                    ended June 30,           ended June 30,
                                                                               ----------------------    ---------------------
                                                                                 2004         2003         2004         2003
                                                                               --------     --------     ---------    --------
Revenue                                                                        $      -     $      -     $      -     $      -
General and administrative expenses                                                 633        1,389        1,661        2,861
                                                                               --------     --------     --------     --------
Loss from continuing operations before income taxes                                (633)      (1,389)      (1,661)      (2,861)
Income tax benefit                                                                    -            -            -            -
                                                                               --------     --------     --------     --------
Net loss from continuing operations                                                (633)      (1,389)      (1,661)      (2,861)
Income (loss) from discontinued operations, net of tax (see Note 4)                (818)          85       (1,028)         (32)
                                                                               --------     --------     --------     --------
Net loss                                                                         (1,451)      (1,304)      (2,689)      (2,893)
Preferred stock dividends                                                           293          282          582          558
                                                                               --------     --------     --------     --------
Net loss available to common stockholders                                      $ (1,744)    $ (1,586)    $ (3,271)    $ (3,451)
                                                                               ========     ========     ========     ========
Loss per share from continuing operations available to common stockholders:
   Loss per common share - basic and diluted                                   $  (0.05)    $  (0.10)    $  (0.14)    $  (0.21)
                                                                               ========     ========     ========     ========
   Weighted average shares outstanding - basic and diluted                       16,653       16,653       16,653       16,653
                                                                               ========     ========     ========     ========
Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted                          $  (0.05)    $      -     $  (0.06)    $      -
                                                                               ========     ========     ========     ========
   Weighted average shares outstanding - basic and diluted                       16,653       16,653       16,653       16,653
                                                                               ========     ========     ========     ========
Net loss available to common stockholders:
   Loss per common share - basic and diluted                                   $  (0.10)    $  (0.10)    $  (0.20)    $  (0.21)
                                                                               ========     ========     ========     ========
   Weighted average shares outstanding - basic and diluted                       16,653       16,653       16,653       16,653
                                                                               ========     ========     ========     ========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                  For the six months
                                                                     ended June 30,
                                                                   2004         2003
                                                                 --------     --------
Cash flows from operating activities:
   Net loss                                                      $ (2,689)    $ (2,893)
   Loss from discontinued operations                               (1,028)         (32)
                                                                 --------     --------
   Loss from continuing operations                                 (1,661)      (2,861)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation                                                   18           31
   Increase (decrease) in cash from changes
     in working capital items:
        Prepaid expenses and other current assets                     406          641
        Accounts payable                                               (5)          83
        Accrued expenses and other current liabilities                (63)        (472)
                                                                 --------     --------
Net cash used in operating activities                              (1,305)      (2,578)
                                                                 --------     --------
Cash flows from investing activities:
   Purchase of property and equipment                                   -          (12)
   Decrease (increase) in restricted cash                          (6,068)       1,445
   Other, net                                                          89            -
                                                                 --------     --------
Net cash provided by (used in) investing activities                (5,979)       1,433
                                                                 --------     --------
Net cash provided by financing activities                               -            -
                                                                 --------     --------
Net cash used in continuing operations                             (7,284)      (1,145)
Net cash provided by (used in) discontinued operations             11,104          (36)
                                                                 --------     --------
Net increase (decrease) in cash and cash equivalents                3,820       (1,181)
Cash and cash equivalents, beginning of period                          -        1,181
                                                                 --------     --------
Cash and cash equivalents, end of period                         $  3,820     $      -
                                                                 ========     ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                                $     14     $      6
                                                                 ========     ========
Supplemental non-cash investing activities:
   Dividends paid in kind on redeemable preferred stock          $    577     $    555
                                                                 ========     ========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those considered necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue throughout 2004 and possibly into 2005. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company's promotions business, have been classified as discontinued operations for financial reporting purposes.

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

At June 30, 2004, the Company had one stock-based compensation plan. The Company adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock -- Based Compensation-Transition and Disclosure -- An Amendment of FASB Statement No. 123," and has applied APB No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized related to such plans during the three and six months ended June 30, 2004 and 2003. Since there were no employee stock option grants during the three and six months ended June 30, 2004 and 2003, there is no impact on net income as reported in the accompanying condensed consolidated financial statements.

At June 30, 2004, and December 31, 2003, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.

The operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.    LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's and, to a lesser extent, Philip Morris. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2004, the Company had reduced its worldwide workforce to 5 employees from 136 employees at December 31, 2001. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

At June 30, 2004, and December 31, 2003, the Company had a stockholders' deficit of $30.5 million and $27.2 million, respectively. For the six months ended June 30, 2004 and 2003, the Company had a net loss of $2.7 million and $2.9 million, respectively. The Company continued to incur losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald's in 2004 (see Legal Actions Between the Company and McDonald's below), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

However, as a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with one of the Company's subsidiaries, Simon Marketing, Inc. ("Simon Marketing") as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently plead guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found or even alleged to have any knowledge of or complicity in his illegal scheme. The Second Superseding Indictment filed December 7, 2001, by the U.S. Attorney in the United States District Court for the Middle District of Florida charged that Mr. Jacobson "embezzled more than $20 million worth of high value winning McDonald's promotional game pieces from his employer, [Simon]". Simon Marketing was identified in the Indictment, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. Net sales to McDonald's and Philip Morris accounted for 78% and 8%, respectively, of total net sales during 2001. The Company had no sales during the six months ended June 30, 2004 and 2003. The Company's financial condition, results of operations and net cash flows have been and will continue to be materially adversely affected by the loss of the McDonald's and Philip Morris business, as well as the loss of its other customers. At June 30, 2004 and 2003, the Company had no customer backlog. In addition, the absence of business from McDonald's and Philip Morris has adversely affected the Company's relationship with and access to foreign manufacturing sources.

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

The remaining cases in the MDL Proceedings were dismissed on April 29, 2003, other than a case originally filed in federal district court in Kentucky, in which the plaintiff has opted out of the Boland Settlement. The plaintiff in that case asserts that McDonald's and Simon Marketing failed to redeem a purported $1 million winning ticket. This case had been ordered to arbitration. The plaintiff has appealed that order.

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

Under the settlement, all causes of action between the parties have been dismissed and mutual releases have been exchanged. In addition, McDonald's has paid $6.9 million to the Company and assigned to the Company all rights to insurance proceeds agreed to be paid by the Company's errors and omissions insurance carriers after payment of expenses relating to the Boland Settlement. The amount of insurance proceeds paid to the Company was $8.72 million which resulted in total net proceeds to the Company of approximately $13 million after payment of attornies' fees relating to the settlement. In addition, both parties are mutually released from all obligations to the other party which includes all related trade payables and accrued expenses which are recorded within discontinued operations.

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

OTHER LEGAL ACTIONS ARISING FROM JACOBSON EMBEZZLEMENT

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleges that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, seeks unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. The defendants' motion to dismiss for "forum non conveniens" has been denied in the case and, following demurrers by the defendants, the Company filed a first amended complaint against PWC and one of the two other accounting firms named as defendants in the original complaint, KPMG LLP. Subsequently, the defendants' demurrers to the first and a second amended complaint were sustained in part, including the dismissal of all claims for punitive damages with no leave to amend. A third amended complaint was filed, and defendants' demurrer to all causes of action was sustained without leave to amend. A dismissal of the case will result. The Company has appealed this ruling with respect to PWC only.

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), requires an investor with a majority of the variable interest in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 31, 2003, and with adoption no later than March 15, 2004. The Company does not have any variable interest entities that must be consolidated.

4.    DISCONTINUED OPERATIONS

As discussed in Note 2, by April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to its promotions business and defending and pursuing litigation with respect thereto. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. The Company typically includes sufficient cash within discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. By utilizing cash received pursuant to the settlement with McDonald's in 2004 (see Note 2), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

Assets and liabilities from discontinued operations as of June 30, 2004, and December 31, 2003, as disclosed in the accompanying condensed consolidated financial statements, consist of the following:

                                                                    June 30,   December 31,
                                                                      2004        2003
                                                                     -------      -------
Assets:
   Cash and cash equivalents                                         $ 5,063      $10,065
   Restricted cash                                                         -        6,547
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $13,861
     at June 30, 2004, and $13,852 at December 31, 2003                    -           41
   Prepaid expenses and other current assets                               -          174
                                                                     -------      -------
   Total current assets                                                5,063       16,827
   Other assets                                                          219        1,128
                                                                     -------      -------
Assets from discontinued operations to be disposed of                $ 5,282      $17,955
                                                                     =======      =======
Liabilities:
   Accounts payable - trade                                          $ 4,957      $ 5,170
   Accrued expenses and other current liabilities                     12,462       12,785
                                                                     -------      -------
   Total current liabilities                                          17,419       17,955
                                                                     -------      -------
Liabilities from discontinued operations                             $17,419      $17,955
                                                                     =======      =======

Net income (loss) from discontinued operations for the three and six months ended June 30, 2004 and 2003, as disclosed in the accompanying condensed consolidated financial statements, consists of the following:

                                                  For the three months   For the six months
                                                      ended June 30,       ended June 30,
                                                  --------------------   ------------------
                                                     2004        2003      2004        2003
                                                  ---------     -----    --------     -----
Net sales                                           $     -         -           -     $   -
Cost of sales                                             -         -           -         -
                                                    -------     -----     -------     -----
Gross profit                                              -         -           -         -

General and administrative expenses                     408        49         582       294
Gain on settlement of obligations                       (20)      (10)        (20)      (12)
Impairment (see Note 9)                               1,029         -       1,029         -
                                                    -------     -----     -------     -----
Operating loss                                       (1,417)      (39)     (1,591)     (282)
Interest income                                         (77)     (100)       (109)     (174)
Other income                                           (522)      (24)       (454)      (76)
                                                    -------     -----     -------     -----
Net income (loss) from discontinued operations      $  (818)    $  85     $(1,028)    $ (32)
                                                    =======     =====     =======     =====

5.    LONG-TERM INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and Internet-related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the Internet. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $500,000 as of June 30, 2004, and December 31, 2003, and which is accounted for under the cost method. While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6.    SHORT-TERM BORROWINGS

The Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. Restricted cash at June 30, 2004, and December 31, 2003, primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and $2.7 million deposited into an irrevocable trust during 2002. See Note 7.

7.    INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or (ii) March 1, 2022, the Company is required to replenish the Trust (up to $2.7 million) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. At June 30, 2004, these funds are included in restricted cash within continuing operations.

8.    EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by FASB Statement No. 128, "Earnings per Share," (in thousands, except share data):

                                                                  For the Three Months Ended June 30,
                                                             2004                                     2003
                                            --------------------------------------   --------------------------------------
                                              Income         Shares      Per Share     Income         Shares      Per Share
                                            (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                                            -----------   -------------    ------    -----------   -------------    ------
Basic and diluted EPS:
   Loss from continuing operations          $      (633)                             $    (1,389)
   Preferred stock dividends                        293                                      282
                                            -----------                              -----------
   Loss from continuing operations
     available to common stockholders       $      (926)     16,653,193  $   (0.05)  $    (1,671)     16,653,193  $   (0.10)
                                            ===========      ==========  =========   ===========      ==========  =========
   Loss from discontinued operations        $      (818)     16,653,193  $   (0.05)  $        85      16,653,193  $       -
                                            ===========      ==========  =========   ===========      ==========  =========
   Net loss                                 $    (1,451)                             $    (1,304)
   Preferred stock dividends                        293                                      282
                                            -----------                              -----------
   Net loss available to common
     stockholders                           $    (1,744)     16,653,193  $   (0.10)  $    (1,586)     16,653,193  $   (0.10)
                                            ===========      ==========  =========   ===========      ==========  =========

For the three months ended June 30, 2004 and 2003, 3,537,804 and 3,399,760 shares of convertible preferred stock were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                                  For the Three Months Ended June 30,
                                                             2004                                     2003
                                            --------------------------------------   --------------------------------------
                                              Income         Shares      Per Share     Income         Shares      Per Share
                                            (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                                            -----------   -------------    ------    -----------   -------------    ------
Basic and diluted EPS:
   Loss from continuing operations          $    (1,661)                             $    (2,861)
   Preferred stock dividends                        582                                      558
                                            -----------                              -----------
   Loss from continuing operations
     available to common stockholders       $    (2,243)     16,653,193  $   (0.14)  $    (3,419)     16,653,193  $   (0.21)
                                            ===========      ==========  =========   ===========      ==========  =========
   Loss from discontinued operations        $    (1,028)     16,653,193  $   (0.06)  $       (32)     16,653,193  $       -
                                            ===========      ==========  =========   ===========      ==========  =========
   Net loss                                 $    (2,689)                             $    (2,893)
   Preferred stock dividends                        582                                      558
                                            -----------                              -----------
   Net loss available to common
     stockholders                           $    (3,271)     16,653,193  $   (0.20)  $    (3,451)     16,653,193  $   (0.21)
                                            ===========      ==========  =========   ===========      ==========  =========

For the six months ended June 30, 2004 and 2003, 3,520,302 and 3,373,406 shares of convertible preferred stock were not included in the computation of diluted EPS because to do so would have been antidilutive.

9.    IMPAIRMENT

During the three months ended June 30, 2004, certain events occurred that indicated the Company would not realize amounts related to an insurance policy on which the Company is the beneficiary of the cash surrender value. As such, the Company recorded an asset impairment charge of $1.0 million which is included in Impairment within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

10.   SUBSEQUENT EVENT

COMPLETION OF MCDONALD'S SETTLEMENT

The Company has completed the settlement with McDonald's as well as suppliers and agents of McDonald's in which all parties have agreed to dismiss all causes of action against each other and mutually release each other from all liabilities and obligations. All conditions to the agreement have been satisfied and McDonald's has paid $6.9 million and assigned to the Company insurance proceeds in the amount of $8.72 million for a total payment of approximately $13 million after legal fees. By reason of this payment, and due to the elimination of liabilities associated with the settlement of $12 million, the net worth of the Company will increase by approximately $25 million.

As a result of the McDonald's settlement, in consideration for paying an amount in the settlement equal to the remaining limits of its policies, the errors and omissions insurance carriers of the Company have been released from further obligations to defend the Company or its additional insureds from any claims brought with respect to any McDonald's promotional games, including the ongoing cases in Canada, Maryland and elsewhere described in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. (the "Company") for the three and six months ended June 30, 2004, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from of those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to the Company's 2003 Annual Report on Form 10-K which is incorporated herein by reference.

GENERAL

In August 2001, the Company experienced the loss of its two largest customers:
McDonald's Corporation ("McDonald's") and, to a lesser extent, Philip Morris Incorporated ("Philip Morris"), now known as Altria, Inc. See Loss of Customers, Resulting Events and Going Concern discussed in Item 1. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at that time or arose subsequent to that date. At June 30, 2004, the Company had reduced its worldwide workforce to 5 employees from 136 employees at December 31, 2001.

At June 30, 2004, and December 31, 2003, the Company had a stockholders' deficit of $30.5 million and $27.2 million, respectively. For the six months ended June 30, 2004 and 2003, the Company had a net loss of $2.7 million and $2.9 million, respectively. The Company incurred losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald's in 2004 (see Loss of Customers, Resulting Events and Going Concern discussed in Item 1), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Until the unanticipated events of August 2001 occurred, the Company had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. Net sales to McDonald's and Philip Morris accounted for 78% and 8% of total net sales in 2001. The Company had no sales during six months ended June 30, 2004 and 2003.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. If this occurs, Winthrop has the right to draw upon the Company's letter of credit, which as of July 31, 2004, was $3.335 million, $2.835 million of which is secured by restricted cash of the Company. The Company's $3.335 million letter of credit is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. The Company will have indemnification rights against Cyrk for all losses relating to any default by Cyrk under the Winthrop lease. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. As a result of the foregoing facts, the Company has recorded a charge of $2.835 million during the fourth quarter of 2003 with respect to the liability arising from the Winthrop lease.

OUTLOOK

As a result of the loss of its McDonald's and Philip Morris business, along with the resulting legal matters, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Loss of Customer, Resulting Events and Going Concern Discussed in Item 1. To date, the Board of Directors has made no decision on which course of action to take. By utilizing cash received pursuant to the settlement with McDonald's in 2004 (see Loss of Customer, Resulting Events and Going Concern Discussed in Item 1), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS

By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Continuing operations represent the direct costs required to maintain the Company's current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, and space and facility costs. The Company's continuing operations and discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying condensed consolidated financial statements and related notes.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

General and administrative expenses totaled $.6 million in the second quarter of 2004 as compared to $1.4 million in the second quarter of 2003, primarily due to reduced labor costs, insurance, professional fees, and Board of Director fees.

SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

General and administrative expenses totaled $1.7 million in the first six months of 2004 as compared to $2.9 million in the first six months of 2003, primarily due to reduced labor costs, insurance, professional fees, and Board of Director fees.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

The Company generated no sales or gross profits during the three months ended June 30, 2004 and 2003, due to the loss of its McDonald's and Philip Morris business and subsequent loss of its other customers. See Notes to Condensed Consolidated Financial Statements.

General and administrative expenses totaled $.4 million in the second quarter of 2004 as compared to $.05 million in the second quarter of 2003 primarily due to $.2 million in miscellaneous receivable write-offs and an increase in the net write-off of the deferred tax accounts of the Company's foreign subsidiaries. This increase was partially offset by reduced foreign currency exchange losses.

During the three months ended June 30, 2004 and 2003, the Company recorded nominal gains related to the settlement of outstanding liabilities with some of its vendors on terms more favorable to the Company than required by the existing terms of the liabilities. These settlements are included in Gain on Settlement of Obligations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the three months ended June 30, 2004, the Company recorded a gain of $.3 million related to the wind-down of one of the Company's foreign subsidiaries and resulting from the settlement of general accruals for less than amounts carried on the Company's books. In addition, during the three months ended June 30, 2004, the Company received various refunds totaling $.2 million related to the wind-down of the Company's promotions business. These amounts are included in Other Income within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the three months ended June 30, 2004, certain events occurred that indicated the Company would not realize amounts related to an insurance policy on which the Company is the beneficiary of the cash surrender value. As such, the Company recorded an asset impairment charge of $1.0 million which is included in Impairment within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The Company generated no sales or gross profits during the six months ended June 30, 2004 and 2003, due to the loss of its McDonald's and Philip Morris business and subsequent loss of its other customers. See Notes to Condensed Consolidated Financial Statements.

General and administrative expenses totaled $.6 million in the first six months of 2004 as compared to $.3 million in the first six months of 2003 primarily due to $.2 million in miscellaneous receivable write-offs and an increase in the net write-off of the deferred tax accounts of the Company's foreign subsidiaries. This increase was partially offset by reduced foreign currency exchange losses.

During the six months ended June 30, 2004 and 2003, the Company recorded nominal gains related to the settlement of outstanding liabilities with some of its vendors on terms more favorable to the Company than required by the existing terms of the liabilities. These settlements are included in Gain on Settlement of Obligations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the six months ended June 30, 2003, the Company dissolved two foreign subsidiaries pertaining to the promotions business resulting in a net gain of approximately $.4 million included as Other Income within discontinued operations. This gain resulted from the settlement of obligations and general accruals for amounts less than the amounts carried on the Company's books. During the six months ended June 30, 2004, the Company recorded a similar gain of $.3 million related to the wind-down of another of the Company's foreign subsidiaries and resulting from the settlement of general accruals for less than amounts carried on the Company's books. In addition, during the six months ended June 30, 2004, the Company received various refunds totaling $.2 million related to the wind-down of the Company's promotions business. These amounts are included in Other Income within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the six months ended June 30, 2004, certain events occurred that indicated the Company would not realize amounts related to an insurance policy on which the Company is the beneficiary of the cash surrender value. As such, the Company recorded an asset impairment charge of $1.0 million which is included in Impairment within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Loss of Customers, Resulting Events and Going Concern section in Note 2 of the Notes to Condensed Consolidated Financial Statements have had and will continue to have a substantial adverse impact on the Company's cash position. As a result of the stockholders' deficit, loss of customers and the related legal matters at December 31, 2003, the Company's registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Since inception, the Company had financed its working capital and capital expenditure requirements through cash generated from operations, and investing and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases. The Company incurred losses in 2003 and continues to incur losses in 2004 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company, or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors including the outcome of the significant litigation matters in which the Company is involved. See Note 2 of the Notes to Condensed Consolidated Financial Statements. To date, the Board of Directors has made no decision on which course of action to take.

CONTINUING OPERATIONS

Working capital from continuing operations at June 30, 2004, was $10.3 million compared to $.7 million at December 31, 2003. Net cash used in operating activities from continuing operations during the six months ended June 30, 2004, totaled $1.3 million primarily due to a loss from continuing operations of $1.7 million partially offset by a net change in working capital items of $.3 million. Net cash used in operating activities from continuing operations during the six months ended June 30, 2003, totaled $2.6 million, primarily due to a loss from continuing operations of $2.9 million partially offset by a net change in working capital items of $.3 million.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2004, totaled $6.0 million primarily due to an increase in restricted cash. Net cash provided by investing activities during the six months ended June 30, 2003, totaled $1.4 million, primarily due to a decrease in restricted cash.

There were no cash flows from financing activities during the six months ended June 30, 2004 and 2003.

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants. See Notes to Condensed Consolidated Financial Statements.

Restricted cash included within continuing operations at June 30, 2004, and December 31, 2003, totaled $6.4 million and $.3 million, respectively, and, at December 31, 2003, primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and, at June 30, 2004, included $2.7 million deposited into an irrevocable trust.

DISCONTINUED OPERATIONS

Working capital from discontinued operations at June 30, 2004, was a deficit of $12.4 million compared to a deficit of $1.1 million at December 31, 2003. Net cash provided by discontinued operations during the six months ended June 30, 2004, totaled $11.1 million and primarily related to a transfer of funds of $5.0 million, between continuing and discontinued operations due to changes in minimum working capital requirements, and net cash provided by investing activities of $6.4 million, partially offset by net cash used in operating activities of $.3 million. Net cash used in discontinued operations during the six months ended June 30, 2003, totaled $.04 million, and primarily related to net cash used in operating activities of $.4 million and net cash used in investing activities of $1.1 million, offset by a transfer of funds of $1.7 million, between continuing and discontinued operations due to changes in minimum working capital requirements.

Net cash used in operating activities of discontinued operations during the six months ended June 30, 2004, of $.3 million primarily consisted of a net loss from discontinued operations of $1.0 million and a net change in working capital items of $.5 million partially offset by a non-cash impairment charge of $1.0 million and other non-cash charges of $.2 million. Net cash used in operating activities of discontinued operations during the six months ended June 30, 2003, of $.4 million, primarily consisted of a net loss from discontinued operations of $.03 million and a net change in working capital items of $.4 million.

Net cash provided by investing activities within discontinued operations during the six months ended June 30, 2004, totaled $6.4 million and primarily consisted of a decrease in restricted cash. Net cash used by investing activities within discontinued operations during the six months ended June 30, 2003, of $1.1 million, primarily consisted of an increase in restricted cash.

There were no financing activities within discontinued operations during the six months ended June 30, 2004 and 2003.

Restricted cash included within discontinued operations at June 30, 2004, and December 31, 2003, totaled $0 and $6.5 million, respectively, and, at December 31, 2003, primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and amounts deposited into an irrevocable trust totaling $2.7 million.

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

ITEM  4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: As of June 30, 2004, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Executive Committee, which has the responsibility for the role of chief executive officer of the Company, and Greg Mays, the chief financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and financial officers of the Company concluded that the Company's disclosure controls and procedures were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

See "Legal Actions Associated with the McDonald's Matter" in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I of this Report on Form 10-Q for disclosure related to legal proceedings involving the Company.

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

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the three months ended June 30, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2004                     SIMON WORLDWIDE, INC.

                                           /s/ J. ANTHONY KOUBA
                                           --------------------
                                           J. Anthony Kouba
                                           Executive Committee Member
                                           (duly authorized signatory)