Form 10-Q
period 2004-09-30
SIMON WORLDWIDE INC
filed 2004-11-15
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004

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

           5200 WEST CENTURY BOULEVARD, LOS ANGELES, CALIFORNIA 90045
                    (Address of principal executive offices)
                                   (Zip code)

                                 (310) 417-4660
              (Registrant's telephone number, including area code)

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

At October 31, 2004, 16,653,193 shares of the registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                  PAGE NUMBER
PART I   FINANCIAL INFORMATION

         Item 1.     Condensed Financial Statements (Unaudited)

                     Consolidated Balance Sheets -
                     September 30, 2004, and December 31, 2003                         3

                     Consolidated Statements of Operations -
                     For the three and nine months ended September 30, 2004
                     and 2003                                                          4

                     Consolidated Statements of Cash Flows -
                     For the nine months ended September 30, 2004 and 2003             5

                     Notes to Condensed Consolidated Financial Statements              6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                    11

         Item 3.     Quantitative and Qualitative Disclosures About Market
                     Risk                                                             14

         Item 4.     Controls and Procedures                                          14

PART II  OTHER INFORMATION

         Item 1.     Legal Proceedings                                                15

         Item 2.     Unregistered Sales of Equity Securities and Use of
                     Proceeds                                                         15

         Item 3.     Defaults Upon Senior Securities                                  15

         Item 4.     Submission of Matters to a Vote of Security Holders              15

         Item 5.     Other Information                                                15

         Item 6.     Exhibits and Reports on Form 8-K                                 15

         SIGNATURE                                                                    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   September 30,    December 31,
                                                                                       2004            2003
                                                                                   -------------    ------------
                                                                                    (Unaudited)
                                                     ASSETS
Current assets:
   Cash and cash equivalents                                                         $  16,337       $      -
   Restricted cash                                                                       5,873            334
   Prepaid expenses and other current assets                                               110            740
   Assets from discontinued operations to be disposed of - current (see Note 4)          5,562         16,827
                                                                                     ---------      ---------
Total current assets                                                                    27,882         17,901
Property and equipment, net                                                                 13             33
Investments                                                                                500            500
Other assets                                                                               197            276
                                                                                     ---------      ---------
                                                                                        28,592         18,710
Assets from discontinued operations to be disposed of - non-current (see Note 4)           246          1,128
                                                                                     ---------      ---------
                                                                                     $  28,838      $  19,838
                                                                                     =========      =========
                                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable:
     Trade                                                                           $      84      $      75
     Affiliates                                                                            164            161
   Accrued expenses and other current liabilities                                           48            123
   Liabilities from discontinued operations - current (see Note 4)                       5,808         17,955
                                                                                     ---------      ---------
Total current liabilities                                                                6,104         18,314

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 29,608 shares issued and outstanding at
   September 30, 2004, and 28,737 shares issued and outstanding
   at December 31, 2003, stated at redemption value of $1,000 per share                 29,608         28,737

Stockholders' deficit:
   Common stock, $.01 par value, 50,000,000 shares authorized, 16,653,193 shares
     issued and outstanding at September 30, 2004, and December 31, 2003                   167            167
   Additional paid-in capital                                                          138,500        138,500
   Retained deficit                                                                   (145,541)      (165,880)
                                                                                     ---------      ---------
Total stockholders' deficit                                                             (6,874)       (27,213)
                                                                                     ---------      ---------
                                                                                     $  28,838      $  19,838
                                                                                     =========      =========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                     (in thousands, except per share data)

                                                                                 For the three months        For the nine months
                                                                                  ended September 30,         ended September 30,
                                                                                ----------------------      ----------------------
                                                                                  2004           2003         2004          2003
                                                                                --------      --------      --------      --------
Revenue                                                                         $      -      $      -      $      -      $      -
General and administrative expenses                                                  618         1,228         2,278         4,102
                                                                                --------      --------      --------      --------
Loss from continuing operations before income taxes                                 (618)       (1,228)       (2,278)       (4,102)
Income tax benefit                                                                     -             -             -             -
                                                                                --------      --------      --------      --------
Net loss from continuing operations                                                 (618)       (1,228)       (2,278)       (4,102)
Income (loss) from discontinued operations, net of tax (see Note 4)               24,520          (311)       23,491          (330)
                                                                                --------      --------      --------      --------
Net income (loss)                                                                 23,902        (1,539)       21,213        (4,432)
Preferred stock dividends                                                            292           282           874           840
                                                                                --------      --------      --------      --------
Net income (loss) available to common stockholders                              $ 23,610      $ (1,821)     $ 20,339      $ (5,272)
                                                                                ========      ========      ========      ========
Loss per share from continuing operations available to common stockholders:
   Loss per common share - basic and diluted                                    $  (0.05)     $  (0.09)     $  (0.19)     $  (0.30)
                                                                                ========      ========      ========      ========
   Weighted average shares outstanding - basic and diluted                        16,653        16,653        16,653        16,653
                                                                                ========      ========      ========      ========
Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted                           $   1.47      $  (0.02)     $   1.41      $  (0.02)
                                                                                ========      ========      ========      ========
   Weighted average shares outstanding - basic and diluted                        16,653        16,653        16,653        16,653
                                                                                ========      ========      ========      ========
Net income (loss) available to common stockholders:
   Net income (loss) per common share - basic and diluted                       $   1.42      $  (0.11)     $   1.22      $  (0.32)
                                                                                ========      ========      ========      ========
   Weighted average shares outstanding - basic and diluted                        16,653        16,653        16,653        16,653
                                                                                ========      ========      ========      ========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   For the nine months
                                                                                    ended September 30,
                                                                                   2004            2003
                                                                                  --------      --------
Cash flows from operating activities:
   Net income (loss)                                                              $ 21,213      $ (4,432)
   Income (loss) from discontinued operations                                       23,491          (330)
                                                                                  --------      --------
   Loss from continuing operations                                                  (2,278)       (4,102)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
        Depreciation                                                                    20            46
   Increase (decrease) in cash from changes
     in working capital items:
        Prepaid expenses and other current assets                                      630         1,046
        Accounts payable                                                                12            27
        Accrued expenses and other current liabilities                                 (75)         (446)
                                                                                  --------      --------
Net cash used in operating activities                                               (1,691)       (3,429)
                                                                                  --------      --------
Cash flows from investing activities:
   Purchase of property and equipment                                                    -           (27)
   Decrease (increase) in restricted cash                                           (5,539)        2,608
   Other, net                                                                           79             -
                                                                                  --------      --------
Net cash provided by (used in) investing activities                                 (5,460)        2,581
                                                                                  --------      --------
Net cash provided by financing activities                                                -             -
                                                                                  --------      --------
Net cash used in continuing operations                                              (7,151)         (848)
Net cash provided by (used in) discontinued operations                              23,488          (333)
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                                16,337        (1,181)
Cash and cash equivalents, beginning of period                                           -         1,181
                                                                                  --------      --------
Cash and cash equivalents, end of period                                          $ 16,337      $      -
                                                                                  ========      ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Income taxes                                                                 $     14      $      9
                                                                                  ========      ========
Supplemental non-cash investing activities:
   Dividends paid in kind on redeemable preferred stock                           $    871      $    837
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

Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald's Corporation ("McDonald's"), the Company's principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald's promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing related litigation. Although the settlement of litigation between the Company and McDonald's was completed in August 2004 (see Item 1. Legal Proceedings in Part II - Other Information), this process is ongoing and will continue throughout 2004 and into 2005. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes.

At September 30, 2004, the Company had one stock-based compensation plan. The Company adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock -- Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," and has applied APB No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized related to such plan during the three and nine months ended September 30, 2004 and 2003. Since there were no employee stock option grants during the three and nine months ended September 30, 2004 and 2003, there is no impact on net income as reported in the accompanying condensed consolidated financial statements.

At September 30, 2004, and December 31, 2003, the Company had a passive investment in a limited liability company controlled by an affiliate. See
Note 5.

The operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2. ABSENCE OF OPERATING BUSINESS; GOING CONCERN

As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2004, the Company had reduced its workforce to 5 employees from 136 employees at December 31, 2001. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

At September 30, 2004, and December 31, 2003, the Company had a stockholders' deficit of $6.9 million and $27.2 million, respectively. For the nine months ended September 30, 2004 and 2003, the Company had net income (losses) of $21.2 million and $(4.4) million, respectively. The Company continues to incur losses in 2004 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald's in 2004 (see Item 1. Legal Proceedings in Part II - Other Information), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit, loss of customers and pending legal matters at December 31, 2003, the Company's registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors. To date, the Board of Directors has made no decision on which course of action to take.

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

4.  DISCONTINUED OPERATIONS

By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to its promotions business and defending and pursuing related litigation. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. The Company typically includes sufficient cash within discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations.

Assets and liabilities from discontinued operations as of September 30, 2004, and December 31, 2003, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

                                                              September 30,  December 31,
                                                                 2004            2003
                                                              -------------  ------------
Assets:
   Cash and cash equivalents                                     $ 5,561       $10,065
   Restricted cash                                                     -         6,547
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $13,852
     at December 31, 2003                                              -            41
   Prepaid expenses and other current assets                           1           174
                                                                 -------       -------
   Total current assets                                            5,562        16,827
   Other assets                                                      246         1,128
                                                                 -------       -------
Assets from discontinued operations to be disposed of            $ 5,808       $17,955
                                                                 =======       =======
Liabilities:
     Accounts payable - trade                                    $   243       $ 5,170
     Accrued expenses and other current liabilities                5,565        12,785
                                                                 -------       -------
   Total current liabilities                                       5,808        17,955
                                                                 -------       -------
Liabilities from discontinued operations                         $ 5,808       $17,955
                                                                 =======       =======

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2004 and 2003, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

                                                    For the three months        For the nine months
                                                     ended September 30,         ended September 30,
                                                   ----------------------      ----------------------
                                                     2004          2003          2004          2003
                                                   --------      --------      --------      --------
Net sales                                          $      -             -             -      $      -
Cost of sales                                             -             -             -             -
                                                   --------      --------      --------      --------
Gross profit                                              -             -             -             -

General and administrative expenses                     488           227         1,070           502
Gain on settlement of obligations (see Note 9)      (24,480)          (17)      (24,500)          (23)
Impairment of asset (see Note 10)                         -             -         1,029             -
                                                   --------      --------      --------      --------
Operating income (loss)                              23,992          (210)       22,401          (479)

Interest income                                         (64)          (37)         (173)         (211)
Other (income) expense (see Note 11)                   (464)          138          (917)           62
                                                   --------      --------      --------      --------
Net income (loss) from discontinued operations     $ 24,520      $   (311)     $ 23,491      $   (330)
                                                   ========      ========      ========      ========

5. LONG-TERM INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and Internet-related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and Internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. The companies in which the Company has invested are subject to all the risks inherent in technology and the Internet. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $500,000 as of September 30, 2004, and December 31, 2003, and was accounted for under the cost method. While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. SHORT-TERM BORROWINGS

The Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. Restricted cash at September 30, 2004, and December 31, 2003, primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and $2.7 million deposited into an irrevocable trust during 2002. See Note 7.

7. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually, "Indemnitee" or collectively, "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and which amounts are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or
(b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or (ii) March 1, 2022, the Company is required to replenish the Trust (up to $2.7 million) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to the Company. At September 30, 2004, these funds are included in restricted cash within continuing operations.

8. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by FASB Statement No. 128, "Earnings per Share," (in thousands, except share data):

                                                                   For the Three Months Ended September 30,
                                                                 2004                                    2003
                                               ---------------------------------------  --------------------------------------
                                                 Income          Shares      Per Share    Income        Shares      Per Share
                                               (Numerator)    (Denominator)   Amount    (Numerator)  (Denominator)    Amount
                                               -----------    -------------  ---------  -----------  -------------  ----------
Basic and diluted EPS:
   Loss from continuing operations             $       (618)                             $  (1,228)
   Preferred stock dividends                            292                                    282
                                               ------------                              ---------
   Loss from continuing operations available
     to common stockholders                    $       (910)    16,653,193    $(0.05)    $  (1,510)   16,653,193      $(0.09)
                                               ============     ==========    ======     =========    ==========      ======
   Income (loss) from discontinued operations  $     24,520     16,653,193    $ 1.47     $    (311)   16,653,193      $(0.02)
                                               ============     ==========    ======     =========    ==========      ======
   Net income (loss)                           $     23,902                              $  (1,539)
   Preferred stock dividends                            292                                    282
                                               ------------                              ---------
   Net income (loss) available to common
     stockholders                              $     23,610     16,653,193    $ 1.42     $  (1,821)   16,653,193      $(0.11)
                                               ============     ==========    ======     =========    ==========      ======

For the three months ended September 30, 2004 and 2003, 3,573,352 and 3,433,921 shares, respectively, of convertible preferred stock, 1,666,667 shares related to an outstanding warrant, and 225,000 shares related to outstanding options, were not included in the computation of diluted EPS because to do so would have been antidilutive.

                                                                   For the Nine Months Ended September 30,
                                                                 2004                                    2003
                                               ---------------------------------------  --------------------------------------
                                                 Income          Shares      Per Share    Income        Shares      Per Share
                                               (Numerator)    (Denominator)   Amount    (Numerator)  (Denominator)    Amount
                                               -----------    -------------  ---------  -----------  -------------  ----------
Basic and diluted EPS:
   Loss from continuing operations             $     (2,278)                             $  (4,102)
   Preferred stock dividends                            874                                    840
                                               ------------                              ---------
   Loss from continuing operations available
     to common stockholders                    $     (3,152)    16,653,193    $(0.19)    $  (4,942)   16,653,193      $(0.30)
                                               ============     ==========    ======     =========    ==========      ======
   Income (loss) from discontinued operations  $     23,491     16,653,193    $ 1.41     $    (330)   16,653,193      $(0.02)
                                               ============     ==========    ======     =========    ==========      ======
   Net income (loss)                           $     21,213                              $  (4,432)
   Preferred stock dividends                            874                                    840
                                               ------------                              ---------
   Net income (loss) available to common
     stockholders                              $     20,339     16,653,193    $ 1.22     $  (5,272)   16,653,193      $(0.32)
                                               ============     ==========    ======     =========    ==========      ======

For the nine months ended September 30, 2004 and 2003, 3,538,180 and 3,400,121 shares, respectively, of convertible preferred stock, 1,666,667 shares related to an outstanding warrant, and 225,000 shares related to outstanding options, were not included in the computation of diluted EPS because to do so would have been antidilutive.

9. GAIN ON SETTLEMENT OF OBLIGATIONS

During the three months ended September 30, 2004, and in connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of $12 million, the Company recorded a gain of $25 million. This gain was partially offset by a contingent settlement loss of $.5 million. During the three and nine months ended September 30, 2003, the Company recorded nominal gains related to the settlement of outstanding liabilities with some of its vendors on terms more favorable to the Company than required by the existing terms of the liabilities.

10. IMPAIRMENT OF ASSET

During the nine months ended September 30, 2004, certain events occurred that indicated the Company would not realize amounts related to an insurance policy on which the Company is the beneficiary of the cash surrender value. As such, the Company recorded an asset impairment charge of $1.0 million which is included in Impairment of Asset within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

11. OTHER (INCOME) EXPENSE

During the three months ended September 30, 2004, the Company reduced its contingent loss liability related to its guarantee of an equipment lease by $.4 million to reflect the reduced potential loss. In addition, during the nine months ended September 30, 2004, the Company recorded a gain of $.3 million related to the wind-down of one of the Company's foreign subsidiaries and resulting from the settlement of general accruals for less than amounts carried on the Company's books. Also during the nine months ended September 30, 2004, the Company received various refunds totaling $.1 million related to the wind-down of the Company's promotions business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. (the "Company") for the three and nine months ended September 30, 2004, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to this Form 10-Q.

GENERAL

Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald's Corporation ("McDonald's"), the Company's principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald's promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing related litigation. Although the settlement of litigation between the Company and McDonald's was completed in August 2004 (see Item 1. Legal Proceedings in Part II - Other Information), this process is ongoing and will continue throughout 2004 and into 2005. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes.

As a result of the loss if its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2004, the Company had reduced its workforce to 5 employees from 136 employees at December 31, 2001. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

OUTLOOK

As a result of the stockholders' deficit, loss of customers and the pending legal matters at December 31, 2003, the Company's registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors. To date, the Board of Directors has made no decision on which course of action to take. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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

RESULTS OF CONTINUING OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

General and administrative expenses decreased to $.6 million and $2.3 million for the three and nine months, respectively, ended September 30, 2004, from $1.2 million and $4.1 million for the three and nine months, respectively, ended September 30, 2003, primarily due to reduced labor, insurance, and professional services costs.

RESULTS OF DISCONTINUED OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company generated no sales or gross profits during the three and nine months ended September 30, 2004 and 2003, due to the loss of its McDonald's business and subsequent loss of its other customers.

General and administrative expenses totaled $.5 million and $1.1 million for the three and nine months, respectively, ended September 30, 2004, as compared to $.2 million and $.5 million for the three and nine months, respectively, ended September 30, 2003, primarily due to exchange losses and an increase in the valuation allowance of the deferred tax accounts of the Company's foreign subsidiaries.

During the three and nine months ended September 30, 2004, and in connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of $12 million, the Company recorded a gain of $25 million included in Gain on Settlement of Obligations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements. During the three and nine months ended September 30, 2003, the Company recorded nominal gains related to the settlement of outstanding liabilities with some of its vendors on terms more favorable to the Company than required by the existing terms of the liabilities which are included in Gain on Settlement of Obligations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the three months ended September 30, 2004, the Company reduced its contingent loss liability related to its guarantee of an equipment lease by $.4 million to reflect the reduced potential loss.

During the nine months ended September 30, 2003, the Company dissolved two foreign subsidiaries which had been part of its promotions business resulting in a net gain of approximately $.4 million included as Other Income within discontinued operations. This gain resulted from the settlement of obligations and general accruals for amounts less than the amounts carried on the Company's books. During the nine months ended September 30, 2004, the Company recorded a similar gain of $.3 million related to the wind-down of another of the Company's foreign subsidiaries and resulting from the settlement of general accruals for less than amounts carried on the Company's books. In addition, during the nine months ended September 30, 2004, the Company received various refunds totaling $.1 million related to the wind-down of the Company's promotions business. These amounts are included in Other Income within discontinued operations disclosed in
Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2004, certain events occurred that indicated the Company would not realize amounts related to an insurance policy on which the Company is the beneficiary of the cash surrender value. As such, the Company recorded an asset impairment charge of $1.0 million which is included in Impairment of Asset within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Absence of Operating Business; Going Concern in
Note 2 of the Notes to Condensed Consolidated Financial Statements have had and will continue to have a substantial adverse impact on the Company's cash position. As a result of the stockholders' deficit, loss of customers and the pending legal matters at December 31, 2003, the Company's registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company continues to incur operating losses in 2004 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring one or more operating businesses, selling the Company, or distributing its net assets, if any, to shareholders. The decision on which course to take will depend upon a number of factors. See Note 2 of the Notes to Condensed Consolidated Financial Statements. To date, the Board of Directors has made no decision on which course of action to take.

CONTINUING OPERATIONS

Working capital from continuing operations at September 30, 2004, was $22.0 million compared to $.7 million at December 31, 2003. The increase is primarily due to the cash received and elimination of liabilities in connection with the Company's settlement of its litigation with McDonald's and related entities. Net cash used in operating activities from continuing operations during the nine months ended September 30, 2004, totaled $1.7 million primarily due to a net loss of $2.3 million partially offset by net change in working capital items of $.6 million. Net cash used in operating activities from continuing operations during the nine months ended September 30, 2003, totaled $3.4 million, primarily due to a net loss from continuing operations of $4.1 million partially offset by a net change in working capital items of $.6 million.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2004, totaled $5.5 million primarily due to an increase in restricted cash. Net cash provided by investing activities during the nine months ended September 30, 2003, totaled $2.6 million, primarily due to a decrease in restricted cash.

There were no cash flows from financing activities during the nine months ended September 30, 2004 and 2003.

Restricted cash included within continuing operations at September 30, 2004, and December 31, 2003, totaled $5.9 million and $.3 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and, at September 30, 2004, included $2.7 million deposited into an irrevocable trust.

DISCONTINUED OPERATIONS

Working capital from discontinued operations at September 30, 2004, was a deficit of $.2 million compared to a deficit of $1.1 million at December 31, 2003. Net cash provided by discontinued operations during the nine months ended September 30, 2004, totaled $23.5 million and primarily related to cash received and the elimination of liabilities in connection with the settlement with McDonald's totaling $25.0 million partially offset by non-cash impairment and other charges of $1.2 million and other items of $.3 million. Net cash used in discontinued operations during the nine months ended September 30, 2003, totaled $.3 million and primarily related to net cash used in operating activities of $.6 million and net cash used in investing activities of $1.8 million partially offset by a reallocation of funds, totaling $2.1 million, between continuing and discontinued operations due to changes in minimum working capital requirements.

Net cash provided by investing activities within discontinued operations during the nine months ended September 30, 2004, totaled $6.4 million and primarily consisted of a decrease in restricted cash. Net cash used by investing activities within discontinued operations during the nine months ended September 30, 2003, of $1.8 million, primarily consisted of an increase in restricted cash.

There were no financing activities within discontinued operations during the nine months ended September 30, 2004 and 2003.

Restricted cash included within discontinued operations at September 30, 2004, and December 31, 2003, totaled $0 and $6.5 million, respectively, and at December 31, 2003, primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and amounts deposited into an irrevocable trust totaling $2.7 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: As of September 30, 2004, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Executive Committee, which has the responsibility for the role of chief executive officer of the Company, and Greg Mays, the chief financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and financial officers of the Company concluded that the Company's disclosure controls and procedures were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

McDonald's Litigation. McDonald's termination of its contractual relationship with the Company led to various lawsuits between the Company and its subsidiary Simon Marketing on one hand and McDonald's and certain of its agents and suppliers on the other which were commenced between October 2001 and March 2002. In July 2003, all parties to these lawsuits entered into a settlement agreement and, in August 2004, the settlement was completed. Under the settlement, all causes of action between the parties have been dismissed and mutual releases have been exchanged. In addition, McDonald's has paid $6.9 million to the Company and assigned to the Company all rights to insurance proceeds agreed to be paid by the Company's errors and omissions insurance carriers after payment of expenses relating to the Boland Settlement. The amount of insurance proceeds paid to the Company was $8.7 million which resulted in total net proceeds to the Company of approximately $13 million after payment of attornies' fees relating to the settlement. The mutual releases cover all obligations between the parties, including all related trade payables and accrued expenses which were recorded within discontinued operations. As a result of this settlement, in consideration for paying an amount in the settlement equal to the remaining limits of the Company's policies, the errors and omissions insurance carriers of the Company have been released from any further obligations to defend the Company, Simon Marketing or any additional insureds under the policies from any related claims, including the previously reported cases pending in Canada.

Stone Street Litigation. The previously-reported Stone Street case pending in Maryland was settled in September 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)   Exhibits filed herewith:

      31.1 Certification of George G. Golleher pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

      31.2 Certification of J. Anthony Kouba pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

      31.3 Certification of Greg Mays pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

      32 Certification of George G. Golleher, J. Anthony Kouba and Greg Mays pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

      99.1 Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 2004                       SIMON WORLDWIDE, INC.

                                               /s/ J. ANTHONY KOUBA
                                               ---------------------------
                                               J. Anthony Kouba
                                               Executive Committee Member
                                               (duly authorized signatory)