Form 10-K
period 2004-12-31
SIMON WORLDWIDE INC
filed 2005-04-01
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

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

            5200 W. CENTURY BOULEVARD, LOS ANGELES, CALIFORNIA 90045
                     (Address of principal executive office)

                                 (310) 417-4660
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
COMMON STOCK, $0.01 PAR VALUE                            NONE
          PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ]

At June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant was $2,949,782.

At February 28, 2005, 16,653,193 shares of the registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.
                                    FORK 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                      INDEX

                                                                                                                PAGE
                                                       PART I

Item 1.   Business                                                                                                3
Item 2.   Properties                                                                                              5
Item 3.   Legal Proceedings                                                                                       5
Item 4.   Submission of Matters to a Vote of Security Holders                                                     5

                                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                                   6
Item 6.   Selected Financial Data                                                                                 6
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   7
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                             15
Item 8.   Financial Statements and Supplementary Data                                                            15
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   16
Item 9A.  Controls and Procedures                                                                                16
Item 9B.  Other Information                                                                                      16

                                                      PART III

Item 10.  Directors of the Registrant                                                                            17
Item 11.  Executive Compensation                                                                                 18
Item 12.  Security Ownership of Certain Beneficial Owners and Management                                         20
Item 13.  Certain Relationships and Related Transactions                                                         23
Item 14.  Principal Accountant Fees and Services                                                                 23

                                                       PART IV

Item 15.  Exhibits and Financial Statement Schedules                                                             25

                                     PART I

ITEM 1. BUSINESS

GENERAL

Prior to August 2001, the Company, incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The major client of the Company in recent years had been McDonald's Corporation ("McDonald's"), for whom the Company's Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing and promotional retail items. Net sales to McDonald's and Philip Morris, another significant client, accounted for 78% and 8%, respectively, of total net sales in 2001.

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently pled guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found to have any knowledge of or complicity in his illegal scheme. Simon Marketing was identified in the criminal indictment of Mr. Jacobson, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. As a result of the above events, the Company no longer has an on-going promotions business.

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue for some indefinite period primarily dependent upon on-going litigation. See Item 3. Legal Proceedings. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2004, the Company had reduced its workforce to 5 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2004, the Company had a stockholders' deficit of $7.7 million. For the year ended December 31, 2004, the Company had net income of $20.6 million primarily due to a settlement of litigation with McDonald's and the elimination thereby of previously outstanding liabilities recorded by the Company. The Company incurred losses within its continuing operations in 2004 and continues to incur losses in 2005 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit at December 31, 2004, and loss of customers, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is currently managed by the Executive Committee of the Board of Directors, consisting of Messrs. George Golleher and J. Anthony Kouba, who jointly act as Chief Executive Officers, in consultation with a principal financial officer and acting general counsel. In connection with such responsibilities, Messrs. Golleher and Kouba entered into Executive Services Agreements dated May 30, 2003, which were subsequently amended in May 2004. See
Item 11. Executive Compensation.

The Board of Directors continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock described below. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

1999 EQUITY INVESTMENT

In November 1999, Overseas Toys L.P., an affiliate of the Yucaipa Companies ("Yucaipa"), a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for 25,000 shares of a new series A convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and a warrant, which expired in November 2004, to purchase an additional 15,000 shares of series A convertible preferred stock (initially convertible into 1,666,667 shares of Company common stock). The net proceeds of $20.6 million from this transaction, which was approved by the Company's stockholders, were used for general corporate purposes. Under its terms, the preferred stock has a preference upon liquidation and must be redeemed under certain circumstances, including a sale of the Company or change of control as defined therein. As of December 31, 2004, the amount of the liquidation preference was $30.1 million and redemption value (101% of the liquidation preference) was $30.4 million. As of December 31, 2004, assuming conversion of all of the convertible preferred stock and accrued dividends, Overseas Toys L.P. would own approximately 18.0% of the then outstanding common stock.

In connection with the investment, the Company's Board of Directors was increased to seven members and three designees of Yucaipa, including Yucaipa's managing partner, Ronald W. Burkle, were elected to the Board of Directors and Mr. Burkle was elected Chairman. Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick Brady, Allan Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton agreed to vote all of the shares beneficially held by them to elect the three members nominated by Yucaipa. Mr. Burkle and Erika Paulson, a Yucaipa representative on the Board of Directors, subsequently resigned from the Board of Directors in August 2001.

2001 SALE OF BUSINESS

In February 2001, the Company sold its Corporate Promotions Group ("CPG") business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt. Two million three hundred thousand dollars ($2,300,000) of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. CPG had been engaged in the corporate catalog and specialty advertising segment of the promotions industry. Cyrk assumed certain liabilities of the CPG business as specified in the Purchase Agreement, and the Company agreed to transfer its former name, Cyrk, to the buyer. There is no material relationship between Cyrk and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to secure partial performance of assumed liabilities and the balance due on the note was forgiven, subject to a reinstatement thereof in the event of default by Cyrk under such assumed liabilities.

One of the obligations assumed by Cyrk was to Winthrop Resources Corporation ("Winthrop"). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. The available amount under this letter of credit reduces over time as the underlying obligation to Winthrop reduces. As of February 28, 2005, the available amount under the letter of credit was $2.6 million which is secured, in part, by $2.1 million of restricted cash of the Company. The Company's letter of credit is also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company. Cyrk has agreed to indemnify the Company if Winthrop makes any draw under this letter of credit. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. The letter of credit has semi-annual expirations through August 2007 when the underlying obligation is satisfied.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. As a result of the foregoing, the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward to $2.5 million during 2004 based on the reduction in the Winthrop liability. As of the date hereof, the Company has received no notification that Winthrop has drawn upon the letter of credit due to a default by Cyrk.

ITEM 2. PROPERTIES

As a result of the loss of its two major customers in 2001, the Company took actions to significantly reduce its infrastructure and its global property commitments. During 2002, the Company negotiated early terminations of all its domestic, Asian and European office, warehouse and distribution facility leases and settled its outstanding remaining real estate lease obligations. During 2002, the Company made aggregate payments totaling approximately $2.9 million related to the early termination of these leases.

In September 2004, the Company entered into a 12-month lease agreement for 2,600 square feet of office space in Los Angeles, California, with a monthly rent of approximately $3,600, into which it relocated its remaining scaled-down operations. For a summary of the Company's minimum rental commitments under all non-cancelable operating leases as of December 31, 2004, see Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

As a result of the Jacobson embezzlement described above in Item 1, numerous consumer class action and representative action lawsuits were filed in Illinois and multiple jurisdictions nationwide and in Canada. All actions brought in the United States were eventually consolidated and settled (the "Boland Settlement"), except for any plaintiff who opted out of such settlement. One such opt-out plaintiff, seeking to redeem a purported $1 million winning game ticket, had brought a lawsuit in Kentucky, which was transferred to Illinois and ordered to arbitration. The plaintiff has appealed the arbitration order.

On or about September 13, 2002, an action was filed against Simon Marketing and McDonald's in Canada in Ontario Provincial Court alleging substantially the same facts as in the United States class action lawsuits and adding an allegation that Simon Marketing and McDonald's deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs were Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, a second action was filed against Simon Marketing and McDonald's in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Company and McDonald's have filed motions to dismiss or stay these cases on the basis of the Boland Settlement. The Canadian Court has dismissed the case filed in September 2002, but has allowed the October 2002 case to move forward. An appeal of that decision by McDonald's and the Company has been denied by the Court of Appeal. The Company is unable to predict the outcome of the aforesaid lawsuit and its ultimate effect, if any, on the Company's financial condition, results of operations or net cash flows. In accordance with FASB Statement No. 5, "Accounting for Contingencies", and because the amount of any loss cannot be reasonably estimated, the company has not recorded an accrual for this contingency.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleged that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, sought unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. Defendants' demurrers to the first and a second amended complaint were sustained in part, including the dismissal of all claims for punitive damages with no leave to amend. A third amended complaint was filed, and defendants' demurrer to all causes of action was sustained without leave to amend. The Company has appealed this ruling with respect to PWC only.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until May 3, 2002, the Company's stock traded on The Nasdaq Stock Market under the symbol SWWI. On May 3, 2002, the Company's stock was delisted by Nasdaq due to the fact that the Company's stock was trading at a price below the minimum Nasdaq requirement. The following table presents, for the periods indicated, the high and low sales prices of the Company's common stock as reported on the over-the-counter market as reported in the Pink Sheets. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                 2004                        2003
                         -------------------          -------------------
                          High          Low            High          Low
                         -----         -----          -----         -----
First Quarter            $0.41         $0.05          $0.10         $0.04
Second Quarter            0.31          0.16           0.09          0.01
Third Quarter             0.22          0.10           0.15          0.05
Fourth Quarter            0.18          0.12           0.11          0.05

As of February 28, 2005, the Company had approximately 417 holders of record of its common stock. The last reported sale price of the Company's common stock on March 23, 2005, was $0.15.

The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

ITEM 6. SELECTED FINANCIAL DATA

By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations. The selected financial data for prior periods has been reclassified to conform to current period presentation. The following selected financial data had been derived from our audited financial statements and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:

                                                                                 For the Years Ended December 31,
                                                            ---------------------------------------------------------------------
                                                                                                                      (unaudited)
                                                             2004          2003         2002             2001             2000
                                                            -------      -------      --------        ---------       -----------
Selected income statement data:                                               (in thousands, except per share data)
Continuing operations:
   Net sales                                                $     -      $     -      $      -        $       -       $       -
   Net loss                                                  (3,625)      (5,270)      (15,406)          (7,916)         (8,179)
   Loss per common share available
            to common shareholders - basic and diluted        (0.29)       (0.38)        (0.99)           (0.54)          (0.57)

Discontinued operations:
   Net sales                                                      -            -             -          324,040         768,450
   Net income (loss)                                         24,261(1)    (3,591)        6,120         (114,429)(3)     (61,536)(4)
   Earnings (loss) per common share available
            to common shareholders - basic anddiluted          1.46        (0.22)         0.37(2)         (6.95)(3)       (3.85)(4)

                                                                   December 31,
                                         ---------------------------------------------------------------
                                                                                             (unaudited)
                                           2004         2003         2002          2001          2000
                                         --------    ---------  --------------   --------    -----------
Selected balance sheet data:                                    (in thousands)
Cash and cash equivalents (5)            $ 18,892    $  10,065     $ 14,417      $ 40,851    $    68,162
Total assets                               26,123       19,838       26,440        77,936        252,436
Long-term obligations                           -            -            -         6,785          6,587
Redeemable preferred stock                 29,904       28,737       27,616        26,538         25,500
Stockholders' (deficit) equity             (7,749)     (27,213)     (17,225)      (11,497)       116,176

(1) In connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13,000 and due to the elimination of liabilities associated with the settlement of approximately $12,000, the Company recorded a gain of approximately $25,000.

(2) Includes $4,574 of pre-tax charges attributable to loss of significant customers, $12,023 of pre-tax net gain on settlement of vendor payables and $4,432 on settlement of lease and other obligations.

(3) Includes $46,671 of pre-tax impairment of intangible asset, $33,644 of pre-tax charges attributable to loss of significant customers and $20,212 of pre-tax restructuring and nonrecurring charges.

(4) Includes $50,103 of pre-tax loss on sale of business and $6,395 of pre-tax restructuring and nonrecurring charges.

(5) Includes only non-restricted cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to this Report on Form 10-K for the year ended December 31, 2004.

BUSINESS CONDITIONS

Prior to August 2001, the Company, incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. The major client of the Company was McDonald's Corporation ("McDonald's"), for whom the Company's Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing and promotional retail items. Net sales to McDonald's and Philip Morris, another significant client, accounted for 78% and 8%, respectively, of total net sales in 2001.

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently pled guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found to have any knowledge of or complicity in his illegal scheme. Simon Marketing was identified in the criminal indictment of Mr. Jacobson, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. As a result of the above events, the Company no longer has an on-going promotions business.

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue for some indefinite period primarily dependent upon on-going litigation. See Item 3. Legal Proceedings. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2004, the Company had reduced its workforce to 5 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2004, the Company had a stockholders' deficit of $7.7 million. For the year ended December 31, 2004, the Company had net income of $20.6 million primarily due to a settlement of litigation with McDonald's and the elimination thereby of previously outstanding liabilities recorded by the Company. The Company incurred losses within its continuing operations in 2004 and continues to incur losses in 2005 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit at December 31, 2004, and loss of customers, the Company's registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is currently managed by the Executive Committee of the Board of Directors, consisting of Messrs. George Golleher and J. Anthony Kouba, who jointly act as Chief Executive Officers, in consultation with a principal financial officer and acting general counsel. In connection with such responsibilities, Messrs. Golleher and Kouba entered into Executive Services Agreements dated May 30, 2003, which were subsequently amended in May 2004. See
Item 11. Executive Compensation.

The Board of Directors continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management applies the following critical accounting policies in the preparation of the Company's consolidated financial statements:

LONG-TERM INVESTMENTS

In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $500,000 as of December 31, 2004, which is accounted for under the cost method. While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful and, thus, the Company may not ever realize any benefits from its portfolio of investments.

At December 31, 2004, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates in turn held an investment in Alliance Entertainment Corp. ("Alliance") which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002. On February 28, 2005, Alliance merged with Source Interlink Companies, Inc. ("Source"), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. See Note 19.

The Emerging Issues Task Force ("EITF") of the FASB, issued EITF 03-16, "Accounting for Investments in Limited Liability Companies," which required the Company to change its method of accounting for its investment in Yucaipa AEC Associates from the cost method to the equity method for periods ending after July 1, 2004. The adjustment related to the cumulative effect of this change in accounting principle which is equal to the Company's pro rata share of Yucaipa AEC Associates' gains and losses since making the original investment is immaterial.

During the third quarter of 2002, the Company also received a final return of capital, totaling approximately $275,000, on another investment with a carrying value totaling approximately $525,000 as of December 31, 2001. A loss of approximately $250,000 was recorded in connection with this final distribution.

CONTINGENCIES

The Company records an accrued liability and related charge for an estimated loss from a loss contingency if two conditions are met: (i) information is available prior to the issuance of the financial statements that indicates it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks are not recorded. Gain contingencies are recognized when realized.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. As a result of the foregoing, the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward to $2.5 million during 2004 based on the reduction in the Winthrop liability.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision entitled, "Share Based Payment," to Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation." This revision supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. As such, this revision eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was available under SFAS No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This revision requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions). The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. This revision is effective for the first interim or annual reporting period that begins after June 15, 2005.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following table includes certain significant contractual obligations of the Company at December 31, 2004. See Notes to Consolidated Financial Statements for additional information related to these and other obligations.

                                                                    Payments Due by Period
                                           --------------------------------------------------------------------
                                                          Less Than        1-3             4-5          After 5
                                             Total          1 Year        Years           Years          Years
                                           --------       ---------      -------        --------        -------
                                                                      (in thousands)
Operating leases (1)                       $     33       $      33      $     -        $      -        $     -
Contingent payment obligations                   53              53            -               -              -
Other long-term obligations(2)                  400              80          160             160              -
                                           --------       ---------      -------        --------        -------
Total contractual cash obligations         $    486       $     166      $   160        $    160        $     -
                                           ========       =========      =======        ========        =======

(1) Payments for operating leases are recognized as an expense in the Consolidated Statement of Operations on a straight-line basis over the term of the lease.

(2) Relates to life insurence premiums for the benifit of a former company executive and for which the company is obligated.

OTHER COMMERCIAL COMMITMENTS

Changes in general and administrative expenses going forward is dependent on the outcome of the various alternative courses of action for the Company going forward being considered by the Board of Directors which include possibly acquiring or combining with one or more operating businesses. The Board has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Accordingly, the Company cannot predict changes in general and administrative expenses going forward.

The following table includes certain commercial commitments of the Company at December 31, 2004. See Notes to Consolidated Financial Statements for additional information related to these and other commitments.

                                Total
                            Committed at                         Total Committed at end of
                             December 31,     --------------------------------------------------------
                                2004           1 Year  2 Years  3 Years  4 Years  5 Years   Thereafter
                            -------------     -------  -------  -------  -------  -------   ----------
                                                          (in thousands)
Standby letters of credit       $3,034        $ 2,043  $   961  $    33  $    33  $    33   $       33
                            =============     =======  =======  =======  =======  =======   ==========

The $3,034 of standby letters of credit committed at December 31, 2004, primarily related to letters of credit provided by the Company to support Cyrk's and the Company's obligations to Winthrop Resources Corporation.

RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS

By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. Continuing operations represent the direct costs required to maintain the Company's current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, and space and facility costs. The Company's continuing operations and discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying consolidated financial statements and related notes.

CONTINUING OPERATIONS

2004 COMPARED TO 2003

General and administrative expenses totaled $3.6 million in 2004 compared to $5.3 million in 2003. The decrease is primarily due to reductions in professional fees ($.7 million), insurance expense ($.5 million), labor costs ($.4 million) and facilities costs ($.1 million).

Changes in general and administrative expenses going forward is dependent on the outcome of the various alternative courses of action for the Company going forward being considered by the Board of Directors which include possibly acquiring or combining with one or more operating businesses. The Board has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Accordingly, the Company cannot predict changes in general and administrative expenses going forward.

2003 COMPARED TO 2002

General and administrative expenses totaled $5.3 million in 2003 compared to $5.2 million in 2002, primarily due to an increase in insurance expense ($.44 million) partially offset by a decrease in Board of Director fees ($.35 million). Investment losses in 2002 represented charges related to an other-than-temporary investment impairment associated with the Company's investment portfolio, totaling $10.3 million. As of December 31, 2003, a majority of the Company's investments had been written down.

DISCONTINUED OPERATIONS

2004 COMPARED TO 2003

There were no net sales or gross profit during 2004 or 2003, which was primarily attributable to the effects associated with the loss of the Company's McDonald's and Philip Morris business.

General and administrative expenses totaled $2.0 million in 2004 compared to $1.4 million in 2003. The increase is primarily due to a charge of $1.0 against an asset related to an insurance policy for the benefit of a former Company executive and on which the company was the beneficiary of the cash surrender value partially offset by reductions in professional fees, labor costs, facilities costs, and other items related to the wind-down of the Company's Europe, Hong Kong and United States entities.

Gain on settlement of obligations totaled $24.5 million in 2004 compared to $.02 million during 2003. During 2004, and in connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of $12 million, the Company recorded a gain of $25 million. This gain was partially offset by a settlement loss of $.5 million. During 2003, the Company's gains related to the settlement of outstanding liabilities with some of its vendors on terms more favorable to the Company than required by the existing terms of the liabilities.

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

In connection with a contingent liability arising from its obligations under the Winthrop lease, the Company recorded a charge of $2.8 million during 2003 which is recorded to other expense within discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The loss of the McDonald's and Philip Morris business has had and will continue to have a substantial adverse impact on the Company's cash position. As a result of the stockholders' deficit at December 31, 2004, and loss of customers, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Since inception, the Company had financed its working capital and capital expenditure requirements through cash generated from operations, and investing and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases. The Company incurred losses within its continuing operations in 2004 and continues to incur losses in 2005 for the general and administrative expenses incurred to manage the affairs of the Company and outstanding legal matters. Inasmuch as the Company no longer generates operating income within its continuing operations, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

The Board of Directors continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock.

CONTINUING OPERATIONS

Working capital attributable to continuing operations at December 31, 2004, was $21.4 million compared to $.7 million at December 31, 2003. The increase in working capital is primarily due to cash received and the elimination of liabilities related to the McDonald's settlement within the Company's discontinued operations and subsequent transfer of cash to continuing operations as the Company's discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

Net cash used in operating activities from continuing operations during 2004 totaled $2.8 million, primarily due to a loss from continuing operations of $3.6 million, resulting from the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters, partially offset by changes in working capital items of $.8 million. By utilizing cash which had been received pursuant to the settlement with McDonald's in 2004 of $13 million, after attorney's fees, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In addition, the Company does not expect any significant capital expenditures in the foreseeable future.

Net cash used in operating activities from continuing operations during 2003 totaled $4.9 million, primarily due to a loss from continuing operations of $5.3 million, resulting from the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters, partially offset by a net increase in working capital items of $.4 million.

Net cash used in operating activities from continuing operations during 2002 totaled $4.6 million, primarily due to a loss from continuing operations of $15.4 million partially offset by charges for impaired assets and investments of $.4 million and $10.3 million, respectively.

Net cash used in investing activities during 2004 totaled $2.6 million primarily due to an increase in restricted cash as such restricted cash was transferred from discontinued operations on the basis that discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

Net cash provided by investing activities during 2003 totaled $7.3 million, primarily due to a decrease in restricted cash as such restricted cash was transferred to discontinued operations on the basis that discontinued operations required additional assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

Net cash used in investing activities from continuing operations during 2002 totaled $5.0 million, primarily due to an increase in restricted cash balances, totaling $4.8 million. Such restricted cash was transferred from discontinued operations on the basis that discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

There were no financing cash flows from continuing operations during 2004, 2003 or 2002.

Restricted cash included within continuing operations at December 31, 2004 and 2003, totaled $3.0 million and $.3 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit.

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants. As of December 31, 2004, there have not been any claims made against the trust.

DISCONTINUED OPERATIONS

Working capital (deficit) attributable to discontinued operations at December 31, 2004, was $(.2) million compared to $(1.1) million at December 31, 2003. The increase in working capital can be attributed to additional cash required within the Company's discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations resulting from a charge against an asset related to an insurance policy for the benefit of a former Company executive and on which the Company was the beneficiary of the cash surrender value.

Net cash provided by discontinued operations during 2004 totaled $24.3 million, primarily due to cash received and the elimination of liabilities related to the McDonald's settlement totaling $25.0 million and cash provided by investing activities of $3.6 million primarily related to a reduction in restricted cash, partially offset by a settlement loss of $.5 million, a net change in working capital items of $2.8 million and other charges of $1.0 million.

Net cash used in discontinued operations during 2003 totaled $3.6 million, primarily due to net cash used in operating activities of $.2 million, net cash used in investing activities of $6.6 million and a reallocation of funds, totaling approximately $3.2 million, from continuing to discontinued operations due to changes in minimum working capital requirements.

Net cash used in operating activities of discontinued operations during 2003 of $.2 million primarily consisted of a net loss of $3.6 million partially offset by a non-cash charge for a contingent loss of $2.8 million and a provision for doubtful accounts and other items of $.6 million.

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

There were no financing activities of discontinued operations during 2004 and 2003. Net cash used in financing activities of discontinued operations during 2002 of $1.6 million primarily consisted of repayments of short and long-term borrowings.

In 2004, the Company recorded a net settlement gain of $24.5 million primarily due to cash received and the elimination of liabilities related to the McDonald's settlement totaling $25.0 million partially offset by a settlement loss of $.5 million related to a life insurance policy for a former Company executive and on which the Company was obligated to make premium payments.

The Company recorded nominal settlement gains during 2003.

During 2002, due to the loss of its two largest customers, as well as its other customers, the Company negotiated early terminations on many of its facility and non-facility operating leases, and also negotiated settlements related to liabilities with many of its suppliers. During 2002, approximately $22.0 million of the Company's recorded liabilities were settled. These settlements were on terms generally more favorable to the Company than required by the existing terms of these obligations.

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

At December 31, 2004, the Company had various pre-existing letters of credit outstanding, which are cash collateralized and have various expiration dates through August 2007. As of December 31, 2004, the Company had approximately $3.0 million in outstanding letters of credit, which primarily consisted of letters of credit provided by the Company to support Cyrk's and the Company's obligations to Winthrop Resources Corporation. These letters of credit are secured, in part, by $2.5 million of restricted cash of the Company. The Company's letter of credit which supports Cyrk's obligations to Winthrop is also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. Cyrk has agreed to indemnify the Company if Winthrop makes any draw under the letter of credit which supports Cyrk's obligations to Winthrop.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. If this occurs, Winthrop has the right to draw upon the Company's letter of credit, which as of February 28, 2005, was $2.6 million, $2.1 million of which is secured by restricted cash of the Company. The Company will have indemnification rights against Cyrk for all losses relating to any default by Cyrk under the Winthrop lease. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. As a result of the foregoing facts, the Company has recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward in 2004 to $2.5 million based on the reduction in the Winthrop liability.

Restricted cash included within discontinued operations at December 31, 2004 and 2003 totaled $2.8 million and $6.5 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and amounts deposited into an irrevocable trust, totaling $2.7 million. These amounts are in addition to the restricted cash amounts included within continuing operations at December 31, 2004 and 2003, totaling $3.0 million and $.3 million, respectively, which primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit.

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

All of the Company's cash equivalents consist of short-term, highly liquid investments, with original maturities at the date of purchase of three-months or less.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003              F-2

Consolidated Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002                                       F-3

Consolidated Statements of Stockholders' Deficit for the years ended
   December 31, 2004, 2003 and 2002                                       F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, 2003 and 2002                                       F-5

Notes to Consolidated Financial Statements                                F-6

Schedule II: Valuation and Qualifying Accounts                           F-21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: As of December 31, 2004, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Executive Committee, which has the responsibility for the role of Chief Executive Officer of the Company, and Greg Mays, the Principal Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, the Company's disclosure controls were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

ITEM 9B. OTHER INFORMATION

None.

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

Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick
D. Brady, Allan I. Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton agreed to vote all of the shares beneficially held by them to elect the three Directors nominated by Yucaipa. On November 10, 1999, Ronald W. Burkle, George G. Golleher and Richard Wolpert were the three Yucaipa nominees elected to the Company's Board of Directors, of which Mr. Burkle became Chairman. Mr. Wolpert resigned from the Board of Directors on February 7, 2000. Thereafter, Yucaipa requested that Erika Paulson be named as its third designee to the Board of Directors and on May 25, 2000, Ms. Paulson was elected to fill the vacancy created by Mr. Wolpert's resignation. On August 24, 2001, Mr. Burkle and Ms. Paulson resigned from the Board of Directors and Yucaipa has not subsequently designated replacement nominees. On June 15, 2001, Patrick D. Brady resigned from the Board of Directors. On May 25, 2004, Gregory Mays was elected to the Board of Directors to fill the vacancy which had been created by Mr. Brady's resignation.

The following table sets forth the names and ages of the Directors, the year in which each individual was first elected a director and the year his term expires:

       Name                     Age           Class        Year Term Expires    Director Since
------------------              ---           -----        -----------------    --------------
Joseph W. Bartlett               71             I                 2003               1993
Allan I. Brown                   64             I                 2003               1999
J. Anthony Kouba                 57            III                2002               1997
George G. Golleher               56            II                 2004               1999
Gregory Mays                     58            III                2005               2004

No stockholders meeting to elect directors was held in 2004 or 2003. In accordance with Delaware law and the Company's by-laws, Mr. Bartlett's, Mr. Brown's, Mr. Kouba's, and Mr. Golleher's terms as directors continue until their successors are elected and qualified.

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

MR. MAYS is a consultant and private investor. He also serves as the Company's acting Chief Financial Officer. Through his career, Mr. Mays has held numerous executive and financial positions, most recently as Executive Vice President - Finance and Administration of Ralphs Grocery Company from 1995 to 1999. Mr. Mays also serves on the Board of Directors of Source Interlink Companies, Inc.

The Company's on-going operations are now being managed by an Executive Committee of the Board of Directors consisting of Messrs. Golleher and Kouba, who act as Co-Chief Executive Officers, in consultation with Mr. Mays as Principal Financial Officer and an acting general counsel.

CODE OF ETHICS

The Company has adopted a code of ethics applicable to all directors, officers and employees which is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company undertakes to provide a copy to any person without charge upon written request.

AUDIT COMMITTEE FINANCIAL EXPERT

The members of the Audit Committee of the Board of Directors are Messrs. Bartlett, Golleher, and Kouba. The Board of Directors has determined that Mr. Golleher is an "audit committee financial expert," as defined in the rules of the Securities and Exchange Commission, by reason of his experience described under "Business History of Directors." Mr. Golleher may be deemed not to be an "independent director" under the rules applicable to national stock exchanges in the event the Company should ever qualify and seek relisting.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation the Company paid or accrued for services rendered in 2004, 2003 and 2002, for the individuals who have the responsibility for the roles of the executive officers of the Company:

                           Summary Compensation Table

                                                                                                  Long-Term
                                                           Annual Compensation (1)               Compensation
                                             -----------------------------------------------      Securities
                 Name and                                                       Other Annual      Underlying      All Other
            Principal Position               Year        Salary        Bonus    Compensation        Options     Compensation
---------------------------------------      ----       --------       -----    ------------     ------------   ------------
J. Anthony Kouba                             2004       $350,000       $   -        $   -                -      $    112,192(2)(3)
Executive Committee Member and Director      2003        425,669           -            -           20,000           161,500(2)
                                             2002        100,000           -            -                -           740,926(2)

George Golleher                              2004       $350,000       $   -        $   -                -      $    110,192(2)(3)
Executive Committee Member and Director      2003        433,544           -            -           20,000           165,405(2)
                                             2002        100,000           -            -                -           636,495(2)

Greg Mays                                    2004       $210,000       $   -        $   -                -      $     41,551(2)
Chief Financial Officer and Director         2003        254,009           -            -           10,000           101,168
                                             2002         50,000           -            -                -           587,139

1. In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted for all of the individuals in the table because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for such individuals for 2004, 2003 and 2002.

2. Includes Board of Directors retainer and meeting fees. See Directors' Compensation below.

3.    Includes $22,192 for services that related to 2003 but were paid in 2004.

OPTION GRANTS IN THE LAST FISCAL YEAR

There were no option grants during the last fiscal year.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

There were no exercises of stock options during the last fiscal year.

EXECUTIVE SERVICES AGREEMENTS

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, Golleher, Kouba, Mays and Terrence Wallock, acting general counsel of the Company. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for on-going administration as well as future opportunities. The Agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, $6,731 per week to Messrs. Golleher and Kouba, $4,040 per week to Mr. Mays and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. As of December 31, 2004, no such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year's compensation and by the executive upon one year's notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year's salary. Under the amendment health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Until March 2002, decisions concerning executive compensation were made by the Compensation Committee of the Board of Directors, which consisted of Messrs. Bartlett and Kouba. Neither Messrs. Bartlett nor Kouba is or was an officer or employee of the Company or any of its subsidiaries during such period. After March 2002, the Company ceased to have any executive officers and decisions concerning the compensation of Messrs. Kouba and Golleher, the members of the Executive Committee of the Board of Directors who serve, in effect, as the Principal Executive Officers of the Company, were made by the non-Executive Committee members of the Board of Directors. The compensation of Mr. Mays, who serves, in effect, as the Company's Principal Financial Officer, was determined by the Board of Directors. In 2004, none of Messrs. Kouba, Golleher or Mays served as an executive officer, or on the Board of Directors, of any entity of which any of the other members of the Board of Directors served as an executive officer or as a member of its Board of Directors.

DIRECTORS' COMPENSATION

Since April 2003, Directors are paid an annual retainer of $50,000. Directors also receive a fee of $2,000 for each Board of Directors, Compensation, Governance and Nominating Committee meeting attended. Beginning in May 2004 chairmen of the Compensation, Governance and Nominating Committee also receive annual retainers of $7,500 and $5,000, respectively, plus an additional $500 for each committee meeting they chair.

As an inducement to the Company's Directors to continue their services to the Company in the wake of the events of August 21, 2001, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries (individually "Indemnitee" and collectively "Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. See Notes to Consolidated Financial Statements. Pursuant to this Agreement, the Company deposited a total of $2.7 million with an independent trustee to fund any indemnification amounts owed to an Indemnitee which the Company is unable to pay. These arrangements, and the Executive Services Agreements, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors. As of December 31, 2004, there have not been any claims made against the trust.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of the Company's common stock at January 31, 2005. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company's common stock shown as beneficially owned by them.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth each person known by the Company (other than Directors and Executive Officers) to own beneficially more than 5% of the outstanding common stock:

                                               Number of Shares
               Name and Address                 Of Common Stock    Percentage Of
            Of Beneficial Owner (1)           Beneficially Owned       Class
--------------------------------------------  ------------------   -------------
Yucaipa and affiliates (2)(3)
Overseas Toys, L.P.
OA3, LLC
Multi-Accounts, LLC
Ronald W. Burkle                                   3,644,848            18.0%

Gotham International Advisors, L.L.C. (3)(4)
Gotham Partners, L.P.
Gotham Partners III, L.P.
110 East 42nd Street
18th Floor
New York, NY 10017                                 1,631,351             9.8%

Hazelton Capital Limited (4)(5)
28 Hazelton Avenue
Toronto, Ontario Canada M5R 2E2                    1,130,537             6.8%

Eric Stanton (4)(6)
39 Gloucester Road
6th Floor
Wanchai
Hong Kong                                          1,123,023             6.7%

Gregory P. Shlopak (4)(7)
63 Main Street
Gloucester, MA 01930                               1,064,900             6.4%

H. Ty Warner (4)
P.O. Box 5377
Oak Brook, IL 60522                                  975,610             5.9%

1. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2004, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock including the conversion of the series A preferred stock.

2. Represents shares of common stock issuable upon conversion of 29,904 shares of outstanding series A preferred stock and accrued dividends. Percentage based on common stock outstanding, plus all such convertible shares. Overseas Toys, L.P. is an affiliate of Yucaipa and is the holder of record of all the outstanding shares of series A preferred stock. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

Overseas Toys, L.P. is party to a Voting Agreement, dated September 1, 1999, with Patrick D. Brady, Allan I. Brown, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle may be deemed to have shared voting power over 8,233,616 shares for the purpose of election of certain nominees of Yucaipa to the Company's Board of Directors, and may be deemed to be members of a "group" for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC and Ronald W. Burkle disclaim beneficial ownership of any shares, except for the shares as to which they possess sole dispositive and voting power.

3. Based on 16,653,193 shares of common stock outstanding and shares of common stock issuable upon conversion of 29,904 shares of outstanding series A preferred stock and accrued dividends as of December 31, 2004.

4. Based on 16,653,193 shares of common stock outstanding as of December 31, 2004.

5. The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information at December 31, 2004, regarding the beneficial ownership of the Company's common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of December 31, 2004) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company's Directors and persons performing the roles of executive officers as a group:

                                            Number of Shares
             Name and Address               Of Common Stock      Percentage Of
         Of Beneficial Owner (1)           Beneficially Owned      Class (2)
---------------------------------------    ------------------    -------------
Allan I. Brown (3)                              1,123,023             6.7%

Joseph W. Bartlett (4)                             90,000              *

Joseph Anthony Kouba (5)                           50,000              *

George G. Golleher (6)                             35,000              *

Greg Mays (7)                                       5,000              *

All directors and executive officers as
a group (5 persons)                             1,303,023             7.8%


* Represents less than 1%

(1) The address of each of the Directors and Executive Officers is c/o Simon Worldwide, Inc., 5200 W. Century Boulevard, Suite 420, Los Angeles, California, 90045. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2004, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights including the conversion of the series A preferred stock into shares of common stock.

(2) Based on 16,653,193 shares of common stock outstanding as of December 31, 2004.

(3) Includes 10,000 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2004. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares of common stock. Mr. Brown is party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick D. Brady, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board of Directors. Mr. Brown expressly disclaims beneficial ownership of any shares except for the 1,113,023 shares as to which he possesses sole voting and dispositive power.

(4) The 90,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2004.

(5) The 50,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2004.

(6) Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2004.

(7) The 5,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2004, regarding the Company's 1993 Omnibus Stock Plan (the "1993 Plan") and 1997 Acquisition Stock Plan (the "1997 Plan"). The Company's stockholders previously approved the 1993 Plan and the 1997 Plan and all amendments that were subject to stockholder approval. As of December 31, 2004, options to purchase 220,000 shares of common stock were outstanding under the 1993 Plan and no options were outstanding under the 1997 Plan. The Company's 1993 Employee Stock Purchase Plan was terminated effective December 31, 2001, and no shares of the Company's common stock are issuable under that plan. The 1993 Plan expired in May 2003, except as to options outstanding under the 1993 Plan.

                                                                               Number of Shares
                                                                               of Common Stock
                                       Number of Shares                          Available for
                                       of Common Stock         Weighted-       Future Issuance
                                      to be Issued Upon         Average        (excluding those
                                         Exercise of         Exercise Price     in column (a))
                                      Outstanding Stock      of Outstanding    Under the Stock
                                           Options           Stock Options       Option Plans
                                      -----------------    ----------------    ----------------
Plans Approved by Stockholders             220,000         $ 4.80 per share        1,000,000

Plans Not Approved by Stockholders      Not applicable       Not applicable     Not applicable

Total                                      220,000         $ 4.80 per share        1,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursement for expenses, for professional services rendered by the Company's independent registered public accounting firm for the fiscal years ended December 31, 2004 and 2003:

                            Fiscal Year
                          ----------------
                           2004      2003
                          ------    ------
                           (in thousands)

Audit fees (1)            $   89    $   87
Audit-related fees (2)        12        16
Tax fees (3)                  45        58
All other fees (4)             -         -
                          ------    ------
Total                     $  146    $  160
                          ======    ======

(1) Audit fees consist of billings related to the audit of the Company's consolidated annual financial statements, review of the interim consolidated financial statements and services normally provided by the Company's independent registered public accounting firm in connection with statutory and regulatory filings and engagements.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) DOCUMENTS FILED AS PART OF THIS REPORT

          1. FINANCIAL STATEMENTS:

               Consolidated Balance Sheets as of December 31, 2004 and 2003

               Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

               Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2004, 2003 and 2002

               Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

               Notes to Consolidated Financial Statements

          2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002:

               Schedule II: Valuation and Qualifying Accounts

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (b) EXHIBITS

               Reference is made to the Exhibit Index, which follows.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The Executive Committee of the Board of Directors has the responsibility for the role of the Principal Executive Officer of the registrant.

Date: April 1, 2005            SIMON WORLDWIDE, INC.

                               /s/ George G. Golleher      /s/ J. Anthony Kouba
                               ------------------------    ---------------------
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

/s/ Joseph W. Bartlett        Director                           April 1, 2005
--------------------------
JOSEPH W. BARTLETT

/s/ Allan I. Brown            Director                           April 1, 2005
--------------------------
ALLAN I. BROWN

/s/ George G. Golleher        Director and Member of             April 1, 2005
--------------------------    Executive Committee
GEORGE G. GOLLEHER

/s/ J. Anthony Kouba          Director and Member of             April 1, 2005
--------------------------    Executive Committee
J. ANTHONY KOUBA

/s/ Greg Mays                 Director and Principal Financial   April 1, 2005
--------------------------    Officer
GREG MAYS

EXHIBITS

EXHIBIT NO.     DESCRIPTION
2.1 (6)         Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

2.2 (8)         Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

2.3 (9)         March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of
                March 22, 2002

2.4 (9)         Mutual Release Agreement between Cyrk and Simon

2.5 (10)        Letter Agreement Between Cyrk and Simon, dated December 20, 2002

3.1 (3)         Restated Certificate of Incorporation of the Registrant

3.2 (1)         Amended and Restated By-laws of the Registrant

3.3 (7)         Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock

4.1 (1)         Specimen certificate representing Common Stock

10.1 (2)(3)     1993 Omnibus Stock Plan, as amended

10.2 (2)(4)     Life Insurance Agreement dated as of November 15, 1994, by and between the Registrant and Patrick D.
                Brady as Trustee under a declaration of trust dated November 7, 1994, between Gregory P. Shlopak and
                Patrick D. Brady, Trustee, entitled "The Shlopak Family 1994 Irrevocable Insurance Trust"

10.2.1 (2)(4)   Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

10.3 (2)(4)     Life Insurance Agreement dated as of November 15, 1994, by and between the Registrant and Patrick
                D. Brady as Trustee under a declaration of trust dated November 7, 1994, between Gregory P. Shlopak and
                Patrick D. Brady, Trustee, entitled "The Gregory P. Shlopak 1994 Irrevocable Insurance Trust"

10.3.1 (2)(4)   Assignments of Life Insurance policies as Collateral, each dated November 15, 1994

10.5 (2)(5)     1997 Acquisition Stock Plan

10.6 (5)        Securities Purchase Agreement dated February 12, 1998, by and between the Company and Ty Warner

10.10 (7)       Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.18 (8)       Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15,
                2001

10.25 (9)       Indemnification Trust Agreement between the Company and Development Specialists, Inc. as Trustee,
                dated March 1, 2002

10.28 (11)      February 7, 2003, letter agreements with George Golleher, J. Anthony Kouba and Greg Mays regarding
                2002 and 2003 compensation

10.29 (11)      May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, George Golleher, J.
                Anthony Kouba, Gregory Mays, and Terrence Wallock

10.30 (12)      May 3, 2004, Amendment No. 1 to Executive Services Agreement

21.1 (10)       List of Subsidiaries

31              Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the "Exchange Act"),
                filed herewith

32              Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-
                Oxley Act of 2002, filed herewith

99.1            Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
                Litigation Reform Act of 1995, filed herewith

---------------------
(1)             Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 33-63118) or
                an amendment thereto and incorporated herein by reference.

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

(6)             Filed as an exhibit to the Registrant's Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(7)             Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(8)             Filed as an exhibit to the Registrant's Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(9)             Filed as an exhibit to the Registrant's original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(10)            Filed as an exhibit to the Registrant's Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(11)            Filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 2002, filed on
                July 29, 2003, and incorporated herein by reference.

(12)            Filed as an exhibit to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, filed on
                May 10, 2004, and incorporated herein by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Simon Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP /s/

Los Angeles, California
March 21, 2005

                         PART I - FINANCIAL INFORMATION

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      December 31,   December 31,
                                                                                          2004           2003
                                                                                      ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $     18,892   $          -
   Restricted cash                                                                           2,973            334
   Prepaid expenses and other current assets                                                   483            740
   Assets from discontinued operations to be disposed of - current (Note 4)                  2,815         16,827
                                                                                      ------------   ------------
Total current assets                                                                        25,163         17,901

Non-current assets:
   Property and equipment, net                                                                  13             33
   Investments                                                                                 500            500
   Other assets                                                                                198            276
   Assets from discontinued operations to be disposed of - non-current (Note 4)                249          1,128
                                                                                      ------------   ------------
Total non-current assets                                                                       960          1,937
                                                                                      ------------   ------------
                                                                                      $     26,123   $     19,838
                                                                                      ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable:
      Trade                                                                           $        226   $         75
      Affiliates                                                                               166            161
   Accrued expenses and other current liabilities                                              512            123
   Liabilities from discontinued operations - current (Note 4)                               3,064         17,955
                                                                                      ------------   ------------
Total current liabilities                                                                    3,968         18,314

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative
   participating convertible, $.01 par value, 29,904 shares issued and outstanding at December 31, 2004, and 28,737 shares issued and outstanding
   at December 31, 2003, stated at redemption value of $1,000 per share                     29,904         28,737

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares authorized;
      16,653,193 shares issued and outstanding at December 31, 2004 and 2003                   167            167
   Additional paid-in capital                                                              138,500        138,500
   Retained deficit                                                                       (146,416)      (165,880)
                                                                                      ------------   ------------
Total stockholders' deficit                                                                 (7,749)       (27,213)
                                                                                      ------------   ------------
                                                                                      $     26,123   $     19,838
                                                                                      ============   ============

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                  2004           2003           2002
                                                                               ----------     ----------     ----------
Revenues                                                                       $        -     $        -     $        -

General and administrative expenses                                                 3,625          5,270          5,156
Investment losses                                                                       -              -         10,250
                                                                               ----------     ----------     ----------
Loss from continuing operations before income taxes                                (3,625)        (5,270)       (15,406)
Income tax provision                                                                    -              -              -
                                                                               ----------     ----------     ----------
Net loss from continuing operations                                                (3,625)        (5,270)       (15,406)
Income (loss) from discontinued
   operations, net of tax (Note 4)                                                 24,261         (3,591)         6,120
                                                                               ----------     ----------     ----------
Net income (loss)                                                                  20,636         (8,861)        (9,286)
Preferred stock dividends                                                           1,172          1,127          1,091
                                                                               ----------     ----------     ----------
Net income (loss) available to common stockholders                             $   19,464     $   (9,988)    $  (10,377)
                                                                               ==========     ==========     ==========

Loss per share from continuing operations available
   to common stockholders:
   Loss per common share - basic and diluted                                   $    (0.29)    $    (0.38)    $    (0.99)
                                                                               ==========     ==========     ==========
   Weighted average shares outstanding - basic and diluted                         16,653         16,653         16,653
                                                                               ==========     ==========     ==========

Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted                          $     1.46     $    (0.22)    $     0.37
                                                                               ==========     ==========     ==========
   Weighted average shares outstanding - basic and diluted                         16,653         16,653         16,653
                                                                               ==========     ==========     ==========

Net income (loss) available to common stockholders:
   Net income (loss) per common share - basic and diluted                      $     1.17     $    (0.60)    $    (0.62)
                                                                               ==========     ==========     ==========
   Weighted average shares outstanding - basic and diluted                         16,653         16,653         16,653
                                                                               ==========     ==========     ==========

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              For the years ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                                                        Accumulated
                                                 Common      Additional                                   Other           Total
                                                 Stock         Paid-in    Retained    Comprehensive   Comprehensive   Stockholders'
                                           ($.01 Par Value)    Capital     Deficit     Income (Loss)   Income (Loss)     Deficit
                                           ----------------  ----------  -----------  --------------  --------------  -------------
Balance, December 31, 2001                 $            167  $  135,966  $  (145,515)                 $       (2,115) $     (11,497)

Comprehensive loss:
  Net loss                                                                    (9,286) $       (9,286)                        (9,286)
  Other comprehensive income, net of
    income taxes:
    Translation adjustment                                                                     2,115                          2,115
                                                                                      --------------
  Other comprehensive income                                                                   2,115           2,115
                                                                                      --------------
Comprehensive loss                                                                    $       (7,171)
                                                                                      ==============
Dividends on preferred stock                                                  (1,091)                                        (1,091)
Phantom shareholder contingent obligation                         2,994                                                       2,994
Options compensation                                               (460)                                                       (460)
                                           ----------------  ----------  -----------                  --------------  -------------
Balance, December 31, 2002                              167     138,500     (155,892)                              -        (17,225)

Comprehensive loss:
  Net loss                                                                    (8,861) $       (8,861)                        (8,861)
  Other comprehensive income                                                                       -               -
                                                                                      --------------
Comprehensive loss                                                                    $       (8,861)
                                                                                      ==============
Dividends on preferred stock                                                  (1,127)                                        (1,127)
                                           ----------------  ----------  -----------                  --------------  -------------
Balance, December 31, 2003                              167     138,500     (165,880)                              -        (27,213)

Comprehensive loss:
  Net income                                                                  20,636  $       20,636                         20,636
  Other comprehensive income                                                                       -               -
                                                                                      --------------
Comprehensive income                                                                  $       20,636
                                                                                      ==============
Dividends on preferred stock                                                  (1,172)                                        (1,172)
                                           ----------------  ----------  -----------                  --------------  -------------
Balance, December 31, 2004                 $            167  $  138,500  $  (146,416)                 $            -  $      (7,749)
                                           ================  ==========  ===========                  ==============  =============

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              2004           2003           2002
                                                           ----------     ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                       $   20,636     $   (8,861)    $   (9,286)
   Income (loss) from discontinued operations                  24,261         (3,591)         6,120
                                                           ----------     ----------     ----------
   Loss from continuing operations                             (3,625)        (5,270)       (15,406)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation                                              20             64             58
         Charge for impaired assets, net                            -              -            432
         Charge for impaired investments                            -              -         10,250
         Gain on settlement of obligations                    (11,500)           (23)       (16,455)
         Cash received from settlement                         13,000              -              -
         Cash provided by (used in) discontinued operations     9,108           (127)        (6,024)
         Cash transferred to continuing operations             10,066          3,119         27,615
   Increase (decrease) in cash from changes
      in working capital items:
         Prepaid expenses and other current assets                257            654           (316)
         Accounts payable                                         156             29             45
         Accrued expenses and other current liabilities           389           (355)           345
                                                           ----------     ----------     ----------
Net cash provided by (used in) operating activities            17,871         (1,909)          (544)
                                                           ----------     ----------     ----------
Cash flows from investing activities:
   Purchase of property and equipment                               -            (30)             -
   Decrease (increase) in restricted cash                      (2,639)         7,306         (4,772)
   Cash provided by (used in) discontinued operations           3,582         (6,565)         7,256
   Other, net                                                      78             17           (208)
                                                           ----------     ----------     ----------
Net cash provided by investing activities                       1,021            728          2,276
                                                           ----------     ----------     ----------

Cash flows from financing activities:
   Cash used in discontinued operations                             -              -         (1,639)

                                                           ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents           18,892         (1,181)         1,181
Cash and cash equivalents, beginning of year                        -          1,181              -
                                                           ----------     ----------     ----------
Cash and cash equivalents, end of year                     $   18,892           $  -     $    1,181
                                                           ==========     ==========     ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                             $        -     $        -     $       22
                                                           ==========     ==========     ==========
      Income taxes                                         $       23     $       11     $       72
                                                           ==========     ==========     ==========
Supplemental non-cash investing activities:
   Dividends paid in kind on redeemable preferred stock    $    1,167     $    1,121     $    1,078
                                                           ==========     ==========     ==========

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, LOSS OF CUSTOMERS, RESULTING EVENTS AND GOING CONCERN

Prior to August 2001, the Company, incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company's revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. The major client of the Company was McDonald's Corporation ("McDonald's"), for whom the Company's Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing and promotional retail items. Net sales to McDonald's and Philip Morris, another significant client, accounted for 78% and 8%, respectively, of total net sales in 2001.

On August 21, 2001, the Company was notified by McDonald's that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently pled guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found to have any knowledge of or complicity in his illegal scheme. Simon Marketing was identified in the criminal indictment of Mr. Jacobson, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. As a result of the above events, the Company no longer has an on-going promotions business.

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue for some indefinite period primarily dependent upon ongoing litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2004, the Company had reduced its workforce to 5 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2004, the Company had a stockholders' deficit of $7.7 million. For the year ended December 31, 2004, the Company had net income of $20.6 million primarily due to a settlement of litigation with McDonald's (see Note 4) and the elimination thereby of previously outstanding liabilities recorded by the Company. The Company incurred losses within its continuing operations in 2004 and continues to incur losses in 2005 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement with McDonald's in 2004 (see Note 4), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit at December 31, 2004, and loss of customers, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is currently managed by the Executive Committee of the Board of Directors, consisting of Messrs. George Golleher and J. Anthony Kouba, who jointly act as Chief Executive Officers, in consultation with a principal financial officer and acting general counsel. In connection with such responsibilities, Messrs. Golleher and Kouba entered into Executive Services Agreements dated May 30, 2003, which were subsequently amended in May 2004.

The Board of Directors continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock. (See Note 12.) The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

As a result of the Jacobson embezzlement, numerous consumer class action and representative action lawsuits were filed in Illinois and multiple jurisdictions nationwide and in Canada. All actions brought in the United States were eventually consolidated and settled (the "Boland Settlement"), except for any plaintiff who opted out of such settlement. One such opt-out plaintiff, seeking to redeem a purported $1 million winning game ticket, had brought a lawsuit in Kentucky, which was transferred to Illinois and ordered to arbitration. The plaintiff has appealed the arbitration order.

On or about September 13, 2002, an action was filed against Simon Marketing and McDonald's in Canada in Ontario Provincial Court alleging substantially the same facts as in the United States class action lawsuits and adding an allegation that Simon Marketing and McDonald's deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs were Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, a second action was filed against Simon Marketing and McDonald's in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Company and McDonald's have filed motions to dismiss or stay these cases on the basis of the Boland Settlement. The Canadian Court has dismissed the case filed in September 2002, but has allowed the October 2002 case to move forward. An appeal of that decision by McDonald's and the Company has been denied by the Court of Appeal. The Company is unable to predict the outcome of the aforesaid lawsuit and its ultimate effect, if any, on the Company's financial condition, results of operations or net cash flows.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleged that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, sought unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. Defendants' demurrers to the first and a second amended complaint were sustained in part, including the dismissal of all claims for punitive damages with no leave to amend. A third amended complaint was filed, and defendants' demurrer to all causes of action was sustained without leave to amend. A dismissal of the case has resulted. The Company has appealed this ruling with respect to PWC only.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

STOCK-BASED COMPENSATION PLANS AND PRO FORMA STOCK-BASED COMPENSATION EXPENSE

At December 31, 2004, the Company had one stock-based compensation plan, which is described below. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," and has applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized related to such plans during the years ended December 31, 2004, 2003 and 2002.

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision entitled, "Share Based Payment," to SFAS No. 123. This revision supersedes APB Opinion No. 25 and its related implementation guidance. As such, this revision eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was provided in SFAS No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This revision requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions). The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. This revision is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect adoption of SFAS No. 123 to have a material effect on its consolidated statements of financial position or results of operations.

Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income
(loss) and income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

                                                                            2004           2003              2002
                                                                          ---------      ---------        ----------
                                                                                        (in thousands)
Net income (loss) available to common stockholders - as reported          $  19,464      $  (9,988)       $  (10,377)
Add: Stock-based compensation expense
   included in reported net income, net of income tax                             -              -              (276)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of income taxes                                                -              -                 -
                                                                          ---------      ---------        ----------
Net income (loss) available to common stockholders - pro forma            $  19,464      $  (9,988)       $  (10,653)
                                                                          =========      =========        ==========

Income (loss) per common share - basic and diluted - as reported          $    1.17      $   (0.60)       $    (0.62)
Income (loss) per common share - basic and diluted - pro forma            $    1.17      $   (0.60)       $    (0.64)

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

FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, investments, short-term borrowings and long-term obligations, if any, approximate their fair values.

CASH EQUIVALENTS

Cash equivalents consist of short-term, highly liquid investments, which have original maturities at the date of purchase of three-months or less.

INVESTMENTS

Investments are stated at fair value. Current investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and as such, unrealized gains and losses are reported in a separate component of stockholders' deficit. Long-term investments, for which there are no readily available market values, were originally accounted for under the cost method and were carried at the lower of cost or estimated fair value.

The Emerging Issues Task Force ("EITF") of the FASB, issued EITF 03-16, "Accounting for Investments in Limited Liability Companies," which requires the Company to change its method of accounting for its investment in Yucaipa AEC Associates from the cost method to the equity method for periods ending after July 1, 2004. The adjustment related to the cumulative effect of this change in accounting principle which is equal to the Company's pro rata share of Yucaipa AEC Associates' gains and losses since making the original investment is immaterial.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or over the terms of the related leases, if such periods are shorter. Property and equipment has been adjusted to reflect an impairment charge associated with the Company's loss of its customers. See Note 1. The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and the resulting gains or losses are reflected in income.

IMPAIRMENT OF LONG-LIVED ASSETS

Periodically, the Company assesses, based on undiscounted cash flows, if there has been an other-than-temporary impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing anticipated undiscounted future cash flows with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

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

FOREIGN CURRENCY TRANSLATION

The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average rates of exchange during the period. Translation gains and losses are recorded in a separate component of stockholders' deficit and transaction gains and losses are reflected in income.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share have been determined in accordance with the provisions of SFAS No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation (see Note 17).

3. COMMITMENTS AND CONTINGENCIES

In addition to the legal matters discussed in Note 1, the Company is also involved in other litigation and legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these other litigation and legal matters will have a material adverse effect on its financial condition, results of operations or net cash flows.

In February 2001, the Company sold its Corporate Promotions Group ("CPG") business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., for $8 million cash and a note in the amount of $2.3 million. Cyrk also assumed certain liabilities of the CPG business. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to secure partial performance of certain assumed liabilities and the balance due on the note was forgiven, subject to a reinstatement thereof in the event of default by Cyrk under such assumed liabilities.

One of the obligations assumed by Cyrk was to Winthrop Resources Corporation ("Winthrop"). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. The available amount under this letter of credit reduces over time as the underlying obligation to Winthrop reduces. As of December 31, 2004, the available amount under the letter of credit was $3.0 million which is secured, in part, by $2.5 million of restricted cash of the Company. The Company's letter of credit is also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company. Cyrk has agreed to indemnify the Company if Winthrop makes any draw under this letter of credit. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. The letter of credit has semi-annual expirations through August 2007 when the underlying obligation is satisfied.

Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation is not required under the provisions of FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," However, in the fourth quarter of 2003,

Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5, "Accounting for Contingencies," the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 based on the reduction in the Winthrop liability.

4. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company had effectively eliminated a majority of its on going promotions business operations by April 2002. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. The Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

Assets and liabilities related to discontinued operations at December 31, 2004 and 2003, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                               December 31,   December 31,
                                                                  2004           2003
                                                              -------------   ------------
                                                                      (in thousands)
Assets:
   Cash and cash equivalents                                  $           -   $     10,065
   Restricted cash                                                    2,815          6,547
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $13,852
     at December 31, 2003                                                 -             41
   Prepaid expenses and other current assets                              -            174
                                                              -------------   ------------
   Total current assets                                               2,815         16,827
   Other assets                                                         249          1,128
                                                              -------------   ------------
Assets from discontinued operations to be disposed of         $       3,064   $     17,955
                                                              =============   ============

Liabilities:
   Accounts payable:
     Trade                                                    $          58   $      5,170
   Accrued expenses and other current liabilities                     3,006         12,785
                                                              -------------   ------------
   Total current liabilities                                          3,064         17,955
                                                              -------------   ------------
Liabilities from discontinued operations                      $       3,064   $     17,955
                                                              =============   ============

Net income (loss) from discontinued operations for the years ended December 31, 2004, 2003 and 2002, as disclosed in the accompanying consolidated financial statements, consists of the following:

                                                            2004          2003         2002
                                                          --------      -------      --------
                                                                     (in thousands)
Net sales                                                 $      -      $     -      $      -
Cost of sales                                                    -            -             -
                                                          --------      -------      --------
Gross profit                                                     -            -             -

General and administrative expenses                          1,990        1,359         3,464
Management fees                                                  -            -         1,458
Charges attributable to loss of significant customers            -            -         4,574
Gain on settlement of obligations                          (24,500)         (23)      (12,023)
Restructuring                                                    -            -          (750)
                                                          --------      -------      --------
Operating income (loss)                                     22,510       (1,336)        3,277

Interest income                                               (283)        (246)         (366)
Interest expense                                                 -            -            35
Other (income) expense                                      (1,468)       2,501           974
                                                          --------      -------      --------
Income (loss) before income taxes                           24,261       (3,591)        2,634
Income tax expense (benefit)                                     -            -        (3,486)
                                                          --------      -------      --------
Net income (loss)                                         $ 24,261      $(3,591)     $  6,120
                                                          ========      =======      ========

GENERAL AND ADMINISTRATIVE EXPENSES

During 2004, certain events occurred that indicated the Company would not realize amounts related to an insurance policy for the benefit of a former Company executive and on which the Company is the beneficiary of the cash surrender value. As such, the Company recorded a charge against such asset of $1.0 million.

In connection with the discontinuance of part of the Company's operations in 1993, the Company filed a lawsuit against a former contractual partner. During 1998, the Company settled the litigation by entering into a Joint Business Arrangement with the defendant, at which time the Company made a cash payment and recorded a $2.9 million accrual for the maximum potential liability under the agreement, which was included in other long-term obligations within discontinued operations in the Company's 2001 consolidated financial statements. During 2002, the Company paid approximately $2.2 million to settle these obligations, resulting in a settlement gain of $725,000, recorded as a reduction to general and administrative expenses.

Also during 2002, the Company settled its outstanding domestic and international real estate and equipment lease obligations and relocated its remaining scaled-down operations to smaller office space in Los Angeles, California. As these settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities, the Company recorded a 2002 gain totaling approximately $2.8 million, recorded as a reduction to general and administrative expenses.

MANAGEMENT FEES

The Company paid Yucaipa a management fee of $500,000 per year for a five-year term, beginning in 1999, for which Yucaipa provided general business consultation and advice and management services. On October 17, 2002, the Management Agreement was terminated, a payment of $1.5 million was made to Yucaipa and each party was released from further obligations thereunder.

CHARGES ATTRIBUTABLE TO LOSS OF SIGNIFICANT CUSTOMERS

During 2002, the Company recorded a pre-tax net charge totaling approximately $4.6 million associated with the loss of customers. Charges totaling $8.6 million, primarily related to asset write-downs ($3.6 million), professional fees ($4.3 million), labor and other costs ($.7 million), were partially offset by recoveries of certain assets, totaling $1.3 million, that had been written off and included in the 2001 charges attributable to the loss of significant customers and other gains ($2.7 million).

GAIN ON SETTLEMENT OF OBLIGATIONS

During 2004, and in connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of $12 million, the Company recorded a gain of $25 million. This gain was partially offset by a settlement loss of $.5 million, resulting in a 2004 net gain on settlement of obligations of $24.5 million.

During 2002 the Company negotiated settlements related to outstanding liabilities with many of its vendors. As these settlements were on terms generally more favorable to the Company than required by the existing terms of the liabilities, the Company recorded a gain totaling approximately $12.0 million.

RESTRUCTURING

The 2002 restructuring amount above of $(750) consists of an accrual reversal of $304 and $446 related to the Company's 2001 and 2000 restructuring efforts, respectively.

OTHER (INCOME) EXPENSE

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. As a result of the foregoing, and in accordance with FASB Statement No. 5, "Accounting for Contingencies," the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 based on the reduction in the Winthrop liability.

5. RESTRICTED CASH

Restricted cash included within discontinued operations at December 31, 2004 and 2003 totaled $2.8 million and $6.5 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit and amounts deposited into an irrevocable trust, totaling $2.7 million.

Restricted cash included within continuing operations at December 31, 2004 and 2003, totaled $3.0 million and $.3 million, respectively, which primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                               Continuing
                                                                               Operations
                                                      Discontinued         --------------------
                                                       Operations          As of December 31,                 Total
                                                    ---------------------------------------------------------------------
                                                    2004        2003          2004        2003          2004        2003
                                                    -----       -----         ----        ----          ----        ----
                                                                               (in thousands)
Machinery and equipment                             $   -       $   -         $ 27        $ 292         $ 27        $ 292
Less: Accumulated depreciation and amortization         -           -          (14)        (259)         (14)        (259)
                                                    -----       -----         ----        -----         ----        -----
                                                    $   -       $   -         $ 13        $  33         $ 13        $  33
                                                    =====       =====         ====        =====         ====        =====

Depreciation and amortization expense on property and equipment totaled approximately $20,000, $64,000, and $475,000 during 2004, 2003 and 2002, respectively.

7. INVESTMENTS

LONG-TERM

In the past, with its excess cash the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet-related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. The book value of the Company's investment portfolio totaled $500,000 as of December 31, 2004, which is accounted for under the cost method. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on such periodic review, the Company considers $500,000 to properly reflect the value of its investment portfolio. While the Company will continue to periodically evaluate its internet investments, there can be no assurance that its investment strategy will be successful and, thus, the Company might not ever realize any benefits from its portfolio of investments.

At December 31, 2004, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates in turn held an investment in Alliance Entertainment Corp. ("Alliance") which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002. On February 28, 2005, Alliance merged with Source Interlink Companies, Inc. ("Source"), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. See Note 19.

The Emerging Issues Task Force ("EITF") of the FASB, issued EITF 03-16, "Accounting for Investments in Limited Liability Companies," which required the Company to change its method of accounting for its investment in Yucaipa AEC Associates from the cost method to the equity method for periods ending after July 1, 2004. The adjustment related to the cumulative effect of this change in accounting principle which is equal to the Company's pro rata share of Yucaipa AEC Associates' gains and losses since making the original investment is immaterial.

8. LEASE OBLIGATIONS

The approximate minimum rental commitments under all noncancelable leases at December 31, 2004, totaled approximately $33,000, which are due in 2005.

For the years ended December 31, 2004, 2003 and 2002, rental expense for all operating leases included within continuing operations was approximately $117,000, $165,000, and $95,000, respectively, rental expense for all operating leases included within discontinued operations was $0, $180,000, and $2.6 million, respectively. Rent is charged to operations on a straight-line basis.

9. INCOME TAXES

The Company had no provision or benefit for income taxes for 2004 and 2003. The provision (benefit) for income taxes for 2002 was $(3,486), all of which related to discontinued operations and was classified as current.

As required by SFAS No. 109 "Accounting for Income Taxes," the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of approximately $38,456 is required at December 31, 2004. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2004 and 2003, were as follows (in thousands):

                               2004          2003
                             --------      --------
Deferred tax assets:
   Receivable reserves       $     83      $  2,207
   Other asset reserves         4,007        11,560
   Deferred compensation           40            26
   Capital Losses               7,137         6,901
   Foreign tax credits             82           253
   AMT credit                     649
   Net operating losses        26,440        26,064
   Depreciation                    18            17
   Valuation Allowance        (38,456)      (47,028)
                             --------      --------
                             $      -      $      -
                             ========      ========

As of December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $66,818 and $42,104, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards began to expire in 2005. As of December 31, 2004, the Company also had foreign tax credit carryforwards of $82 that began to expire in 2004. As of December 31, 2004, the Company had federal and state capital loss carryforwards of approximately $16,659 which begin to expire in 2006.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                                     2004      2003       2002
                                                                     ----      ----       ----
Federal Tax (benefit) rate                                            -34%      -34%      -34%

Increase (decrease) in taxes resulting from
            State Income Taxes                                         (6)       (6)       (6)
            Effect of foreign income or loss                           (8)       23        (5)
            Release of prior year estimated tax liability               -         -       (27)
            Non-deductible loss on sale of business                     -         -        11
            Change in valuation allowance                              48        51        30
            Effect of non-utilization of state losses                   -         2         5
            Life Insurance                                              -         3         4
            Adjustment to State Tax Liability                           -        (9)       18
            Foreign Tax Credits                                         -        27       (14)
            Post-tax return filing Net Operating Loss
             Adjustments                                                -       (50)       (9)
            Other, net                                                  -        (7)        -
                                                                     ----      ----       ---
                                                                        0%        0%      -27%
                                                                     ====      ====       ===

An audit by the Internal Revenue Service covering the tax years 1996 through 2000 was concluded during 2003. The Company incurred no additional income tax upon conclusion of the IRS audit.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At December 31, 2004 and 2003, accrued expenses and other current liabilities consisted of the following:

                                                                      Continuing
                                                                      Operations
                                               Discontinued        ------------------
                                                Operations         As of December 31,            Total
                                            -----------------------------------------------------------------
                                              2004      2003        2004       2003        2004        2003
                                            -------   --------      -----      -----      -------    --------
                                                                     (in thousands)
Accrued payroll and related items and
   deferred compensation                    $     -   $     73      $  42      $   -      $    42    $     73
Inventory purchases                               -      4,471          -          -            -       4,471
Royalties                                         -      1,552          -          -            -       1,552
Contingent loss                               2,455      2,835          -          -        2,455       2,835
Other                                           551      3,854        470        123        1,021       3,977
                                            -------   --------      -----      -----      -------    --------
                                            $ 3,006   $ 12,785      $ 512      $ 123      $ 3,518    $ 12,908
                                            =======   ========      =====      =====      =======    ========

11. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually "Indemnitee" or collectively "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2.7 million) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in restricted cash in the accompanying Consolidated Balance Sheets. As of December 31, 2004, there have not been any claims made against the trust.

12. REDEEMABLE PREFERRED STOCK

In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,644,848 shares as of December 31, 2004, and 3,502,816 shares as of
December 31, 2003).

In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of a newly authorized series of preferred stock at a purchase price of $15 million. Each share of this series of preferred stock issued upon exercise of the warrant is convertible, at Yucaipa's option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,667 shares as of December 31, 2003). The warrant expired on November 10, 2004.

Assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 18% and 17% of the then outstanding common shares at December 31, 2004 and 2003.

Yucaipa has voting rights equivalent to the number of shares of common stock into which their preferred stock is convertible on the relevant record date. Also, Yucaipa is entitled to receive a quarterly dividend equal to 4% of the base liquidation preference of $1,000 per share outstanding, payable in cash or in-kind at the Company's option.

In the event of liquidation, dissolution or winding up of the affairs of the Company, Yucaipa, as holder of the preferred stock, will be entitled to receive the redemption price of $1,000 per share plus all accrued dividends plus: (1)
(a) 7.5% of the amount that the Company's retained earnings exceeds $75 million less (b) the aggregate amount of any cash dividends paid on common stock which are not in excess of the amount of dividends paid on the preferred stock, divided by (2) the total number of preferred shares outstanding as of such date (the "adjusted liquidation preference"), before any payment is made to other stockholders.

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

Additionally, the Company paid Yucaipa a management fee of $500,000 per year for a five-year term, beginning in 1999, for which Yucaipa provided general business consultation and advice and management services. On October 17, 2002, the Management Agreement was terminated and a payment was made to Yucaipa of $1.5 million and each party was released from further obligations thereunder.

13. STOCK PLAN

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

The fair value of each option grant under the above plans was estimated using the Black-Scholes option pricing model with the following assumptions for 2003 grants: expected dividend yield of 0%; expected life of 9.4 years; expected volatility of 40%; and, a risk-free interest rate of 2.0%. There were no stock options granted under the plans during 2004 and 2002.

The following summarizes the status of the Company's stock options as of December 31, 2004, 2003 and 2002, and changes for the years then ended:

                                                          2004                        2003                         2002
                                                        Weighted                    Weighted                     Weighted
                                                        Exercise                    Exercise                     Exercise
                                           Shares        Price         Shares        Price         Shares         Price
                                        -------------   --------     ----------     --------   --------------   ----------
Outstanding at the beginning of year      225,000       $   5.33        130,000     $   9.16      1,176,199     $     7.55
   Granted                                      -              -         95,000         0.10              -              -
   Exercised                                    -              -              -            -              -              -
   Expired/Forfeited                        5,000          28.75              -            -      1,046,199           7.35
                                        ---------                    ----------                   ---------
Outstanding at end of year                220,000           4.80        225,000         5.33        130,000           9.16
                                        =========                    ==========                   =========

Options exercisable at year-end           172,500           6.09        130,000         9.16        122,500           9.59
                                        =========                    ==========                   =========

Options available for future grant      1,000,000                     1,000,000                   2,456,389
                                        =========                    ==========                   =========

Weighted average fair value of
   options granted during the year     Not applicable                $     0.02                Not applicable

The following table summarizes information about stock options outstanding at December 31, 2004:

                                  Options Outstanding                      Options Exercisable
                        -----------------------------------------    ------------------------------
                                         Weighted
     Range of                            Average        Weighted                       Weighted
     Exercise             Number        Remaining       Average        Number           Average
      Prices            Outstanding  Contractual Life    Price       Exercisable         Price
-----------------       -----------  ----------------  ----------    -----------     --------------
$  0.10 - $  1.99         95,000        8.35              0.10         47,500        not applicable
$  2.00 - $  5.38         65,000        4.63              4.60         65,000             4.60
$  7.56 - $  8.81         25,000        4.84              8.31         25,000             8.31
$ 12.25 - $ 15.50         25,000        3.04             14.85         25,000            14.85
$ 16.50 - $ 17.25         10,000        0.74             16.88         10,000            16.88
                         -------                                      -------
$  0.10 - $ 17.25        220,000        5.90           $  4.80        172,500        $    6.09
                         =======        ====           =======        =======        =========

14. COMPREHENSIVE INCOME

The Company's comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Stockholders' Deficit. Components of other comprehensive income consist of the following:

                                                 2004          2003          2002
                                                ------        ------        ------
                                                         (in thousands)
Foreign currency translation adjustments        $    -        $    -        $2,115
                                                ------        ------        ------
Other comprehensive income                      $    -        $    -        $2,115
                                                ======        ======        ======

15. RELATED PARTY TRANSACTIONS

As an inducement to the Company's Directors to continue their services to the Company, in the wake of the events of August 21, 2001, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries (individually, "Indemnitee" and collectively, "Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee, which the Company is unable to pay. These arrangements, and all other arrangements, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors. As of December 31, 2004, there have not been any claims made against the trust.

On October 17, 2002, the Management Agreement between the Company and Yucaipa was terminated by the payment to Yucaipa of $1.5 million and each party was released from further obligations thereunder. The Company recorded this payment to management fees during 2002. See Notes 4 and 17.

On February 7, 2003, the Company entered into agreements with Messrs. Golleher and Kouba in order to induce them to continue to serve as members of the Executive Committee of the Board of Directors and to compensate them for the additional obligations, responsibilities and potential liabilities of such service, including responsibilities imposed under the federal securities laws by virtue of the fact that, as members of the Executive Committee, they served, in effect, as the Chief Executive Officers of the Company since the Company had no Executive Officers. The agreements provided for a fee of $100,000 to each of Messrs. Golleher and Kouba for each of 2003 and 2002. Also on that date, the Company entered into a similar agreement with Greg Mays who provided financial and accounting services to the Company as a consultant but, in effect, served as the Company's Chief Financial Officer. The agreement provided for a fee of $50,000 to Mr. Mays for each of 2003 and 2002.

In May 2003 the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, Golleher, Kouba, Mays and Terrence Wallock, acting general counsel of the Company. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements replace the letter agreements with Messrs. Bartlett, Golleher and Kouba dated August 28, 2001. The Agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, $6,731 per week to Messrs. Golleher and Kouba, $4,040 per week to Mr. Mays and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided for time spent in litigation after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time for litigation and merger and acquisition activities. As of December 31, 2004, no such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for a mutual release upon termination. By amendments dated May 3, 2004, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year's compensation and by the Executive upon one year's notice, except in certain circumstances wherein the Executive can resign immediately and receive a lump sum payment of one year's salary. Under the amendment, health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made.

16. SEGMENTS AND RELATED INFORMATION

Until the events of August 2001 occurred (see Note 1), the Company operated in one industry--the promotional marketing industry. The Company's business in this industry encompassed the design, development and marketing of high-impact promotional products and programs.

There were no sales during 2004, 2003 and 2002. The Company had no accounts receivable at December 31, 2004, and a majority of the accounts receivable as of December 31, 2003, pertained to one customer for which a 100% reserve had been established.

The following summarizes the Company's long-lived assets as of December 31, 2004, 2003 and 2002, by geographic area:

                   2004        2003          2002
                   ----       -------       ------
                           (in thousands)
United States      $458       $1,435        $1,449
Foreign               2            2            21
                   ----       ------        ------
                   $960       $1,937        $1,970
                   ====       ======        ======

Long-lived assets include property and equipment, and other non-current assets.

17. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share ("EPS") computation for income (loss) available to common stockholders and other related disclosures required by SFAS No.128 "Earnings Per Share":

                                                        For the Twelve Months Ended December 31,
                              -------------------------------------------------------------------------------------
                                                2004                                        2003
                              ----------------------------------------    -----------------------------------------
                                Income         Shares        Per Share       Income          Shares       Per Share
                              (Numerator)   (Denominator)     Amount       (Numerator)    (Denominator)     Amount
                              -----------   -------------    ---------    ------------    -------------   ---------
                                                        (in thousands, except share data)
Basic and diluted EPS:
   Loss from continuing
     operations               $    (3,625)                                $     (5,270)
   Preferred stock dividends        1,172                                        1,127
                              -----------                                 ------------
   Loss from continuing
     operations available
     to common stockholders   $    (4,797)    16,653,193     $   (0.29)   $     (6,397)     16,653,193    $   (0.38)
                              ===========     ==========     =========    ============      ==========    =========

   Income (loss) from
     discontinued operations  $    24,261     16,653,193     $    1.46    $     (3,591)     16,653,193    $   (0.22)
                              ===========     ==========     =========    ============      ==========    =========

   Net income (loss)          $    20,636                                 $     (8,861)
   Preferred stock dividends        1,172                                        1,127
                              -----------                                 ------------
   Net income (loss)
     available to common
     stockholders             $    19,464     16,653,193     $    1.17    $     (9,988)     16,653,193    $   (0.60)
                              ===========     ==========     =========    ============      ==========    =========

                              For the Twelve Months Ended December 31,
                              ----------------------------------------
                                                2002
                              ----------------------------------------
                                Income          Shares       Per Share
                              (Numerator)    (Denominator)    Amount
                              -----------    -------------   --------
                                 (in thousends, except share date)
Basic and diluted EPS:
   Loss from continuing
     operations               $   (15,406)
   Preferred stock dividends        1,091
                              -----------
   Loss from continuing
     operations available
     to common stockholders   $   (16,497)     16,653,193    $   (0.99)
                              ===========      ==========    =========
   Income (loss) from
     discontinued operations  $     6,120      16,653,193    $    0.37
                              ===========      ==========    =========

   Net income (loss)          $    (9,286)
   Preferred stock dividends        1,091
                              -----------
   Net income (loss)
     available to common
     stockholders             $   (10,377)     16,653,193    $   (0.62)
                              ===========      ==========    =========

For the years ended December 31, 2004, 2003 and 2002, 3,556,052, 3,547,296 and
3,422,725, respectively, shares of convertible preferred stock were not included in the computation of diluted EPS because to do so would have been antidilutive. In addition, for the years ended December 31, 2004, 2003 and 2002, 172,500, 130,000, and 122,500 shares related to stock options exercisable, were not included in the computation of diluted EPS as the average market price of the Company's common stock during such periods of $.17, $.07, and $.10, respectively, did not exceed the weighted average exercise price of such options of $6.09, $9.16, and $9.59, respectively.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2004 and 2003, respectively:

                                                                                  First        Second       Third        Fourth
                                  2004                                           Quarter       Quarter     Quarter(a)    Quarter
-------------------------------------------------------------------------      -----------    ---------   ----------    ---------
                                                                                     (in thousands, except per share data)
Continuing operations:
   Net sales                                                                   $         -    $       -   $       -     $       -
   Gross profit                                                                          -            -           -             -
   Net loss                                                                         (1,028)        (633)       (618)       (1,346)
   Loss per common share available to common - basic & diluted                       (0.08)       (0.05)      (0.05)        (0.11)

Discontinued operations:
   Net sales                                                                   $         -    $       -   $       -     $       -
   Gross profit                                                                          -            -           -             -
   Net income (loss)                                                                  (210)        (818)     24,520           769
   Income (loss) per common share available to common - basic & diluted              (0.01)       (0.05)       1.47          0.05

                                                                                  First        Second       Third        Fourth
                                  2003                                           Quarter       Quarter     Quarter       Quarter
-------------------------------------------------------------------------      -----------    ---------   ---------     ---------
                                                                                    (in thousands, except per share  data)
Continuing operations:
   Net sales                                                                   $         -    $       -   $       -     $       -
   Gross profit                                                                          -            -           -             -
   Net loss                                                                         (1,472)      (1,389)     (1,228)       (1,181)
   Loss per common share available to common - basic & diluted                       (0.10)       (0.10)      (0.09)        (0.09)

Discontinued operations:
   Net sales                                                                   $         -    $       -   $       -     $       -
   Gross profit                                                                          -            -           -             -
   Net income (loss)                                                                  (117)          85        (311)       (3,248)
   Income (loss) per common share available to common - basic & diluted              (0.01)           -       (0.02)        (0.19)

(a) See Note 4.

19. SUBSEQUENT EVENT

At December 31, 2004, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates in turn held an investment in Alliance Entertainment Corp. ("Alliance") which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

The Emerging Issues Task Force ("EITF") of the FASB, issued EITF 03-16, "Accounting for Investments in Limited Liability Companies," which required the Company to change its method of accounting for its investment in Yucaipa AEC Associates from the cost method to the equity method for periods ending after July 1, 2004. The adjustment related to the cumulative effect of this change in accounting principle which is equal to the Company's pro rata share of Yucaipa AEC Associates' gains and losses since making the original investment is immaterial.

On February 28, 2005, Alliance, whose stock was privately held, merged with Source Interlink Companies, Inc. ("Source"), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers whose stock is publicly traded on the NASDAQ National Market, As a result of this merger, the former equity holders of Alliance hold 50% of the fully diluted capitalization of Source.

Inasmuch as Source is a publicly traded company, the Company's pro rata investment in Yucaipa AEC Associates which holds the shares in Source was valued at $11.8 million as of March 21, 2005, which does not reflect any discount for illiquidity. The Company has no power to dispose of or liquidate its shares in Yucaipa AEC Associates or its indirect interest in Source which power is held by Yucaipa AEC Associates. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC Associates, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC Associates.

                                   Schedule II

                              Simon Worldwide, Inc.
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                            Additions
Accounts Receivable,     Balance At         Charged To                                           Balance At
   Allowance For         Beginning          Costs And                                               End
 Doubtful Accounts       Of Period           Expenses        Recoveries        Deductions        Of Period
-------------------      ---------          ----------       ----------        ----------        ---------
        2004             $  13,852          $        -       $        -        $    13,852(a)    $       -
        2003                13,416                 523                -                 87          13,852
        2002                15,616                   -            1,733                467          13,416

(a) As a result of the loss of business from McDonald's in 2001, the company recorded a 100% allowance against its accounts receivable to reduce them to their net realizable value. In 2004, the company completed its settlement with McDonald's and, as such, removed any accounts receivable and related allowance for doubtful accounts from its books.