Form 10-Q
period 2005-03-31
SIMON WORLDWIDE INC
filed 2005-05-13
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

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

At April 30, 2005, 16,653,193 shares of the registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                  PAGE NUMBER
PART I   FINANCIAL INFORMATION

         Item 1.     Condensed Financial Statements (Unaudited)

                     Consolidated Balance Sheets -
                     March 31, 2005, and December 31, 2004                             3

                     Consolidated Statements of Operations -
                     For the three months ended March 31, 2005 and 2004                4

                     Consolidated Statements of Comprehensive Income
                     (Loss) - For the three months ended March 31,
                     2005 and 2004                                                     5

                     Consolidated Statements of Cash Flows -
                     For the three months ended March 31, 2005 and 2004                6

                     Notes to Condensed Consolidated Financial Statements              7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                    13

         Item 3.     Quantitative and Qualitative Disclosures About Market Risk       15

         Item 4.     Controls and Procedures                                          16

PART II  OTHER INFORMATION

         Item 1.     Legal Proceedings                                                17

         Item 2.     Unregistered Sales of Equity Securities and Use of
                     Proceeds                                                         17

         Item 3.     Defaults Upon Senior Securities                                  17

         Item 4.     Submission of Matters to a Vote of Security Holders              17

         Item 5.     Other Information                                                17

         Item 6.     Exhibits                                                         17

         SIGNATURE                                                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                  March 31,    December 31,
                                                                                    2005           2004
                                                                                  ----------   ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                      $  18,308     $  18,892
   Restricted cash                                                                    3,304         2,973
   Prepaid expenses and other current assets                                            345           483
   Assets from discontinued operations to be disposed of - current (Note 4)           2,100         2,815
                                                                                  ---------     ---------
Total current assets                                                                 24,057        25,163
   Property and equipment, net                                                           11            13
   Other assets                                                                         387           198
   Investments                                                                       11,795           500
   Assets from discontinued operations to be disposed of - non-current (Note 4)         247           249
                                                                                  ---------     ---------
Total non-current assets                                                             12,440           960
                                                                                  ---------     ---------
                                                                                  $  36,497     $  26,123
                                                                                  =========     =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable:
     Trade                                                                        $     139     $     226
     Affiliates                                                                         170           166
   Accrued expenses and other current liabilities                                       550           512
   Liabilities from discontinued operations - current (Note 4)                        2,347         3,064
                                                                                  ---------     ---------
Total current liabilities                                                             3,206         3,968
Deferred income taxes - non-current                                                     600             -
                                                                                  ---------     ---------
Total liabilities                                                                     3,806         3,968

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 30,203 shares issued and outstanding at March
   31, 2005, and 29,904 shares issued and outstanding at December 31, 2004,
   stated at redemption value of $1,000 per share (Note 10)                          30,203        29,904

Stockholders' equity (deficit):
   Common stock, $.01 par value; 50,000,000 shares authorized;
     16,653,193 shares issued and outstanding at March 31, 2005 and
     December 31, 2004                                                                  167           167
   Additional paid-in capital                                                       138,500       138,500
   Retained deficit                                                                (147,079)     (146,416)
   Unrealized gain on investments                                                    10,900             -
                                                                                  ---------     ---------
Total stockholders' equity (deficit)                                                  2,488        (7,749)
                                                                                  ---------     ---------
                                                                                  $  36,497     $  26,123
                                                                                  =========     =========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                  For the three months
                                                                     ended March 31,
                                                                  --------------------
                                                                    2005        2004
                                                                  ---------   ---------
Revenue                                                           $      -    $      -
General and administrative expenses                                   (780)     (1,028)
                                                                  --------    --------
Operating loss from continuing operations                             (780)     (1,028)
Interest income                                                        120           -
                                                                  --------    --------
Loss from continuing operations before income taxes                   (660)     (1,028)
                                                                  --------    --------
Net loss from continuing operations                                   (660)     (1,028)
Income (loss) from discontinued operations, net of tax (Note 4)        300        (210)
                                                                  --------    --------
Net loss                                                              (360)     (1,238)
Preferred stock dividends                                             (303)       (289)
                                                                  --------    --------
Net loss available to common stockholders                         $   (663)   $ (1,527)
                                                                  ========    ========

Loss per share from continuing operations available
   to common stockholders:
   Loss per common share - basic and diluted                      $  (0.06)   $  (0.08)
                                                                  ========    ========
   Weighted average shares outstanding - basic and diluted          16,653      16,653
                                                                  ========    ========

Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted             $   0.02    $  (0.01)
                                                                  ========    ========
   Weighted average shares outstanding - basic and diluted          16,653      16,653
                                                                  ========    ========

Net loss available to common stockholders:
   Loss per common share - basic and diluted                      $  (0.04)   $  (0.09)
                                                                  ========    ========
   Weighted average shares outstanding - basic and diluted          16,653      16,653
                                                                  ========    ========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (in thousands)

                                                          For the three months
                                                             ended March 31,
                                                          --------------------
                                                            2005        2004
                                                          ---------   ---------
Net loss                                                  $   (360)   $ (1,238)

Other comprehensive income:
     Unrealized gain on investments, net of tax of $600     10,900           -

                                                          --------    --------
Comprehensive income (loss)                               $ 10,540    $ (1,238)
                                                          ========    ========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          For the three months
                                                             ended March 31,
                                                          --------------------
                                                            2005        2004
                                                          ---------   ---------
Cash flows from operating activities:
   Net loss                                               $   (360)   $ (1,238)
   Income (loss) from discontinued operations                  300        (210)
                                                          --------    --------
   Loss from continuing operations                            (660)     (1,028)

   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                2          15
     Deferred income taxes                                     600           -
     Cash used in discontinued operations                     (417)       (241)
     Cash transferred to (from) continuing operations         (604)        657
   Increase (decrease) in cash from changes
     in working capital items:
     Prepaid expenses and other current assets                 138         213
     Accounts payable                                          (83)        (41)
     Accrued expenses and other current liabilities             38         (53)
                                                          --------    --------
 Net cash used in operating activities                        (986)       (478)
                                                          --------    --------
Cash flows from investing activities:
   Decrease (increase) in restricted cash                     (331)        334
   Cash provided by discontinued operations                    717         144
   Other, net                                                   16           -
                                                          --------    --------
 Net cash provided by investing activities                     402         478
                                                          --------    --------

Net decrease in cash and cash equivalents                     (584)          -
Cash and cash equivalents, beginning of period              18,892           -
                                                          --------    --------
Cash and cash equivalents, end of period                  $ 18,308    $      -
                                                          ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Income taxes                                         $      6    $      7
                                                          ========    ========
Supplemental non-cash investing activities:
   Dividends paid in kind on redeemable preferred stock   $    299    $    287
                                                          ========    ========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those considered necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald's Corporation ("McDonald's"), the Company's principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald's promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing related litigation. Although the settlement of litigation between the Company and McDonald's was completed in August 2004, this process is ongoing and will continue for some indefinite period primarily dependent upon on-going litigation. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes.

At March 31, 2005, the Company had one stock-based compensation plan. The Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," and has applied Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized related to such plan during the three months ended March 31, 2005 and 2004. Since there were no employee stock option grants or vesting of options during the three months ended March 31, 2005 and 2004, there is no impact on net income as reported in the accompanying condensed consolidated financial statements. In December 2004, the FASB issued a revision to Statement No. 123. See Note 3.

At March 31, 2005, and December 31, 2004, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.

The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2. ABSENCE OF OPERATING BUSINESS; GOING CONCERN

As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2005, the Company had reduced its workforce to 5 employees from 136 employees at December 31, 2001. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

At March 31, 2005, and December 31, 2004, the Company had a stockholders' equity (deficit) of $2.5 million and $(7.7) million, respectively. For the three months ended March 31, 2005 and 2004, the Company had net losses of $.4 million and $1.2 million, respectively. The Company continues to incur losses in 2005 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit at December 31, 2004, and loss of customers, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued a revision entitled, "Share-Based Payment," to Statement No. 123. This revision supersedes APB Opinion No. 25 and its related implementation guidance. As such, this revision eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was available under Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This revision requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions). The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. This revision is effective for the first annual reporting period that begins after June 15, 2005.

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

Assets and liabilities related to discontinued operations at March 31, 2005, and December 31, 2004, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

                                                             March 31,   December 31,
                                                               2005          2004
                                                             ---------   ------------
Assets:
  Restricted cash                                             $2,100        $2,815
                                                              ------        ------
  Total current assets                                         2,100         2,815
  Other assets                                                   247           249
                                                              ------        ------
     Assets from discontinued operations to be disposed of    $2,347        $3,064
                                                              ======        ======

Liabilities:
  Accounts payable - trade                                    $   11        $   58
  Accrued expenses and other current liabilities               2,336         3,006
                                                              ------        ------
  Total current liabilities                                    2,347         3,064
                                                              ------        ------
     Liabilities from discontinued operations                 $2,347        $3,064
                                                              ======        ======

Net income (loss) from discontinued operations for the three months ended March 31, 2005 and 2004, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

                                                      For the three months
                                                        ended March 31,
                                                    -----------------------
                                                      2005           2004
                                                    --------       --------
Net sales                                           $      -       $      -
Cost of sales                                              -              -
                                                    --------       --------
Gross profit                                               -              -

General and administrative expenses                       33            174
                                                    --------       --------
Operating loss                                           (33)          (174)

Interest income                                            -            (32)
Other (income) expense (Note 9)                         (333)            68
                                                    --------       --------
Income (loss) before income taxes                        300           (210)
                                                    --------       --------
Net income (loss) from discontinued operations      $    300       $   (210)
                                                    ========       ========

5. LONG-TERM INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet-related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. The companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $500,000 at December 31, 2004 and $11.8 million at March 31, 2005.

Also, at December 31, 2004, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates in turn held an investment in Alliance Entertainment Corp. ("Alliance") which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment.

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

On February 28, 2005, Alliance, whose stock was privately held, merged with Source Interlink Companies, Inc. ("Source"), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers, whose stock is publicly traded on the NASDAQ National Market. As a result of this merger, the former equity holders of Alliance hold 50% of the fully diluted capitalization of Source.

Inasmuch as Source is a publicly traded company, the Company's pro-rata investment in Yucaipa AEC Associates, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source on the date of closing of the merger. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect the change in the value of its investment in Yucaipa AEC Associates, the Company recorded an unrealized gain to Other Comprehensive Income of $11.3 million ($10.8 million net of tax), which does not reflect any discount for illiquidity. The Company's investment in Yucaipa AEC Associates is accounted for under the equity method and, as such, the Company will adjust its investment based in its pro rata share of the earnings and losses of Yucaipa AEC Associates. There were no such adjustments between the date of closing of the merger, February 28, 2005, and March 31,2005. The Company has no power to dispose of or liquidate its shares in Yucaipa AEC Associates or its indirect interest in Source which power is held by Yucaipa AEC Associates. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC Associates, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC Associates.

While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. SHORT-TERM BORROWINGS

The Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. Restricted cash included within discontinued operations at March 31, 2005 and December 31, 2004 totaled $2.1 million and $2.8 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. These amounts are in addition to the restricted cash amounts included within continuing operations at March 31, 2005 and December 31, 2004 totaling $3.3 million and $3.0 million, respectively, which primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit and amounts deposited into an irrevocable trust, totaling $2.7 million.

7. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing (a subsidiary of the Company) and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually "Indemnitee" or collectively "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2.7 million) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in restricted cash in the accompanying Consolidated Balance Sheets. As of March 31, 2005, there have not been any claims made against the trust.

8. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by FASB Statement No. 128, "Earnings per Share," (in thousands, except share and per share data):

                                                                      For the Three Months Ended March 31,
                                                                  2005                                      2004
                                                ---------------------------------------   ---------------------------------------
                                                  Income         Shares       Per Share      Income        Shares       Per Share
                                                (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                                -----------   -------------   ---------   -----------   -------------   ---------
Basic and diluted EPS:
   Loss from continuing operations                $  (660)                                 $ (1,028)
   Preferred stock dividends                         (303)                                     (289)
                                                  -------                                  --------
   Loss from continuing operations available
     to common stockholders                       $  (963)      16,653,193     $ (0.06)    $ (1,317)      16,653,193     $ (0.08)
                                                  =======       ==========     =======     ========       ==========     =======

   Income (loss) from discontinued operations     $   300       16,653,193     $  0.02     $   (210)      16,653,193     $ (0.01)
                                                  =======       ==========     =======     ========       ==========     =======

   Net loss                                          (360)                                   (1,238)
   Preferred stock dividends                         (303)                                     (289)
                                                  -------                                  --------
   Net loss available to common stockholders      $  (663)      16,653,193     $ (0.04)    $ (1,527)      16,653,193     $ (0.09)
                                                  =======       ==========     =======     ========       ==========     =======

For the three months ended March 31, 2005 and 2004, 3,644,826 and 3,502,606 shares on a converted basis, respectively, of convertible preferred stock (see
Note 10) and 167,500 and 125,000 shares related to stock options exercisable, were not included in the computation of diluted EPS because to do so would have been antidilutive as the average market price of the Company's common stock during such periods of $.14 and $.16, respectively, did not exceed the weighted average exercise price of such options of $5.76 and $8.37, respectively.

9. OTHER (INCOME) EXPENSE

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

Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation is not required under the provisions of FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5, "Accounting for Contingencies," the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 based on the reduction in the Winthrop liability.

During the three months ended March 31, 2005, the Company reduced its contingent loss liability related to the Winthrop lease by an additional $.4 million to reflect the reduction in the Winthrop liability.

10. REDEEMABLE PREFERRED STOCK

In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,644,826 and 3,502,606 shares as of March 31, 2005 and 2004, respectively).

In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of a newly authorized series of preferred stock at a purchase price of $15 million. Each share of this series of preferred stock issued upon exercise of the warrant was convertible, at Yucaipa's option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,667 shares as of December 31, 2003). The warrant expired on November 10, 2004.

Yucaipa has voting rights equivalent to the number of shares of common stock into which their preferred stock is convertible on the relevant record date. Also, Yucaipa is entitled to receive an annual dividend equal to 4%, paid quarterly, of the base liquidation preference of $1,000 per share outstanding, payable in cash or in-kind at the Company's option.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. (the "Company") for the three months ended March 31, 2005, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in the Company's Amended Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, filed as Exhibit 99.1 to the Company's December 31, 2004, Form 10-K.

GENERAL

Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald's Corporation ("McDonald's"), the Company's principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald's promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing related litigation. Although the settlement of litigation between the Company and McDonald's was completed in August 2004, this process is ongoing and will continue for some indefinite period primarily dependent upon on-going litigation. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes.

As a result of the loss if its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2005, the Company had reduced its workforce to 5 employees from 136 employees at December 31, 2001. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

During the three months ended March 31, 2005 and 2004, general and administrative expenses totaled $.8 million and $1.0 million, respectively. The decrease of $.2 million was primarily due to decreases in labor expense, insurance expense, and rent expense.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

During the three months ended March 31, 2005 and 2004, the Company had no sales or gross profit due to the loss of its McDonald's and Philip Morris business in 2001 as well as the loss of its other customers.

General and administrative expenses totaled approximately $33,000 during the first quarter of 2005 as compared to approximately $174,000 during the first quarter of 2004. The decrease of $141,000 was primarily due to decreases in professional fees and space and facilities expenses related to the continued wind-down of the Europe operations.

During the three months ended March 31, 2005, the Company reduced its contingent loss liability related to the Winthrop lease by an additional $.4 million, recorded to Other Income, to reflect the reduction in the Winthrop liability.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Absence of Operating Business; Going Concern in
Note 2 of the Notes to Condensed Consolidated Financial Statements have had and will continue to have a substantial adverse impact on the Company's cash position. As a result of the stockholders' deficit at December 31, 2004, and loss of customers, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company continues to incur operating losses in 2005 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all
shareholders,   including the holder of the Company's outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

CONTINUING OPERATIONS

Working capital from continuing operations at March 31, 2005, was $21.1 million compared to $21.4 million at December 31, 2004. Net cash used in operating activities from continuing operations during the three months ended March 31, 2005, totaled $35,000 primarily related to a net change in non-cash working capital items of $.1 million and a change in deferred taxes of $.6 million partially offset by a net loss from continuing operations of $.7 million. Net cash used in operating activities from continuing operations during the three months ended March 31, 2004, totaled $.9 million, primarily due to a net loss from continuing operations of $1.0 million partially offset by a net increase in non-cash working capital items of $.1 million.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2005, totaled $.3 million primarily due to an increase in restricted cash which was transferred from discontinued operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations. Net cash provided by investing activities from continuing operations during the three months ended March 31, 2004, totaled $.3 million, primarily due to a decrease in restricted cash.

There were no financing activities from continuing operations during the three months ended March 31, 2005 and 2004.

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

Restricted cash included within continuing operations at March 31, 2005 and December 31, 2004 totaling $3.3 million and $3.0 million, respectively, primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit and amounts deposited into an irrevocable trust, totaling $2.7 million.

DISCONTINUED OPERATIONS

Working capital from discontinued operations was a deficit of $(.2) at March 31, 2005 and December 31, 2004. Net cash used in discontinued operations during the three months ended March 31, 2005 totaled $.4 million, primarily due to a change in the contingent lease liability accrual of $.4 million and a change in working capital of $.3 million partially offset by net income from discontinued operations of $.3 million. Net cash used in discontinued operations during the three months ended March 31, 2004, totaled $.2 million primarily due to a net loss from discontinued operations of $.2 million.

Net cash provided by investing activities from discontinued operations during the three months ended March 31, 2005, totaled $.7 million primarily due to a decrease in restricted cash. Net cash provided by investing activities from discontinued operations during the three months ended March 31, 2004, totaled $.1 million primarily due to a decrease in restricted cash.

There were no financing activities within discontinued operations during the three months ended March 31, 2005 and 2004.

Restricted cash included within discontinued operations at March 31, 2005 and December 31, 2004, totaled $2.1 million and $2.8 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. These amounts are in addition to the restricted cash amounts included within continuing operations noted above.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: At March 31, 2005, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Executive Committee, which has the responsibility for the role of Chief Executive Officer of the Company, and Greg Mays, the Chief Financial Officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the Principal Executive and Financial Officers of the Company concluded that the Company's disclosure controls and procedures were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

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

Date:  May 13, 2005                         SIMON WORLDWIDE, INC.

                                            /s/ J. ANTHONY KOUBA
                                            ----------------------------
                                            J. Anthony Kouba
                                            Executive Committee Member
                                            (duly authorized signatory)