Form 10-Q
period 2005-06-30
SIMON WORLDWIDE INC
filed 2005-08-12
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

At July 31, 2005, 16,653,193 shares of the registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                             PAGE NUMBER
                                                                             -----------
PART I  FINANCIAL INFORMATION

        Item 1. Condensed Financial Statements (Unaudited)

                Consolidated Balance Sheets -
                June 30, 2005 and December 31, 2004                                3

                Consolidated Statements of Operations -
                For the three and six months ended June 30, 2005 and 2004          4

                Consolidated Statements of
                Comprehensive Income (Loss) - For the
                three and six months ended June 30,
                2005 and 2004                                                      5

                Consolidated Statements of Cash Flows -
                For the six months ended June 30, 2005 and 2004                    6

                Notes to Condensed Consolidated Financial Statements               7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                     14

        Item 3. Quantitative and Qualitative Disclosures About Market Risk        17

        Item 4. Controls and Procedures                                           17

PART II OTHER INFORMATION

        Item 1. Legal Proceedings                                                 18

        Item 2. Unregistered Sales of Equity Securities and Use of
                Proceeds                                                          18

        Item 3. Defaults Upon Senior Securities                                   18

        Item 4. Submission of Matters to a Vote of Security Holders               18

        Item 5. Other Information                                                 18

        Item 6. Exhibits                                                          18

        SIGNATURE                                                                 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                     June 30,   December 31,
                                                                                       2005         2004
                                                                                    ---------   ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                        $  17,753    $  18,892
   Restricted cash                                                                      3,212        2,973
   Prepaid expenses and other current assets                                              202          483
   Assets from discontinued operations to be disposed of - current (Note 4)             2,110        2,815
                                                                                    ---------    ---------
Total current assets                                                                   23,277       25,163
   Property and equipment, net                                                              8           13
   Other assets                                                                           387          198
   Investments                                                                         11,816          500
   Assets from discontinued operations to be disposed of - non-current (Note 4)           280          249
                                                                                    ---------    ---------
Total non-current assets                                                               12,491          960
                                                                                    ---------    ---------
                                                                                    $  35,768    $  26,123
                                                                                    =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable:
      Trade                                                                         $      89    $     226
      Affiliates                                                                          172          166
   Accrued expenses and other current liabilities                                         509          512
   Liabilities from discontinued operations - current (Note 4)                          2,390        3,064
                                                                                    ---------    ---------
Total current liabilities                                                               3,160        3,968
   Deferred income taxes - non-current                                                    608           --
                                                                                    ---------    ---------
Total liabilities                                                                       3,768        3,968

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 30,505 shares issued and outstanding at June 30,
   2005, and 29,904 shares issued and outstanding at December 31, 2004, stated
   at redemption value of $1,000 per share (Note 10)                                   30,505       29,904

Stockholders' equity (deficit):
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,653,193 shares issued and outstanding at June 30, 2005 and
      December 31, 2004                                                                   167          167
   Additional paid-in capital                                                         138,500      138,500
   Retained deficit                                                                  (148,085)    (146,416)
   Unrealized gain on investments                                                      10,913           --
                                                                                    ---------    ---------
Total stockholders' equity (deficit)                                                    1,495       (7,749)
                                                                                    ---------    ---------
                                                                                    $  35,768    $  26,123
                                                                                    =========    =========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                              For the three months   For the six months
                                                                                 ended June 30,        ended June 30,
                                                                              --------------------   ------------------
                                                                                 2005      2004        2005      2004
                                                                               -------   -------     -------   -------
Revenue                                                                        $    --   $    --     $    --   $    --
General and administrative expenses                                                709       633       1,488     1,661
                                                                               -------   -------     -------   -------
Operating loss from continuing operations                                         (709)     (633)     (1,488)   (1,661)
Interest income                                                                    129        --         249        --
                                                                               -------   -------     -------   -------
Loss from continuing operations before income taxes                               (580)     (633)     (1,239)   (1,661)
Income tax benefit                                                                  --        --          --        --
                                                                               -------   -------     -------   -------
Net loss from continuing operations                                               (580)     (633)     (1,239)   (1,661)
Income (loss) from discontinued operations, net of tax (Note 4)                   (122)     (818)        177    (1,028)
                                                                               -------   -------     -------   -------
Net loss                                                                          (702)   (1,451)     (1,062)   (2,689)
Preferred stock dividends                                                         (304)     (293)       (607)     (582)
                                                                               -------   -------     -------   -------
Net loss available to common stockholders                                      $(1,006)  $(1,744)    $(1,669)  $(3,271)
                                                                               =======   =======     =======   =======
Loss per share from continuing operations available to common stockholders:
   Loss per common share - basic and diluted                                   $ (0.05)  $ (0.05)    $ (0.11)  $ (0.14)
                                                                               =======   =======     =======   =======
   Weighted average shares outstanding - basic and diluted                      16,653    16,653      16,653    16,653
                                                                               =======   =======     =======   =======
Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted                          $ (0.01)  $ (0.05)    $  0.01   $ (0.06)
                                                                               =======   =======     =======   =======
   Weighted average shares outstanding - basic and diluted                      16,653    16,653      16,653    16,653
                                                                               =======   =======     =======   =======
Net loss available to common stockholders:
   Loss per common share - basic and diluted                                   $ (0.06)  $ (0.10)    $ (0.10)  $ (0.20)
                                                                               =======   =======     =======   =======
   Weighted average shares outstanding - basic and diluted                      16,653    16,653      16,653    16,653
                                                                               =======   =======     =======   =======

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (in thousands)

                                                     For the three months   For the six months
                                                        ended June 30,        ended June 30,
                                                     --------------------   ------------------
                                                        2005     2004         2005      2004
                                                       -----   -------      -------   -------
Net loss                                               $(702)  $(1,451)     $(1,062)  $(2,689)
Other comprehensive income:
   Unrealized gain on investments, net of $608 tax        13        --       10,913        --
                                                       -----   -------      -------   -------
Comprehensive income (loss)                            $(689)  $(1,451)     $ 9,851   $(2,689)
                                                       =====   =======      =======   =======

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           For the six months
                                                             ended June 30,
                                                           ------------------
                                                             2005      2004
                                                           -------   --------
Cash flows from operating activities:
   Net loss                                                $(1,062)  $(2,689)
   Income (loss) from discontinued operations                  177    (1,028)
                                                           -------   -------
   Loss from continuing operations                          (1,239)   (1,661)

   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation                                               5        18
      Deferred income taxes                                    608        --
      Cash used in discontinued operations                    (495)     (325)
      Cash transferred to (from) continuing operations        (615)    5,002
   Increase (decrease) in cash from changes
      in working capital items:
      Prepaid expenses and other current assets                281       406
      Accounts payable                                        (131)       (5)
      Accrued expenses and other current liabilities            (3)      (63)
                                                           -------   -------
Net cash provided by (used in) operating activities         (1,589)    3,372
                                                           -------   -------
Cash flows from investing activities:
   Increase in restricted cash                                (239)   (6,068)
   Cash provided by discontinued operations                    674     6,427
   Other, net                                                   15        89
                                                           -------   -------
Net cash provided by investing activities                      450       448
                                                           -------   -------
Cash flows from financing activities                            --        --
                                                           -------   -------
Net increase (decrease) in cash and cash equivalents        (1,139)    3,820
Cash and cash equivalents, beginning of period              18,892        --
                                                           -------   -------
Cash and cash equivalents, end of period                   $17,753   $ 3,820
                                                           =======   =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
   Income taxes                                            $     6   $    14
                                                           =======   =======
Supplemental non-cash investing activities:
   Dividends paid in kind on redeemable preferred stock    $   601   $   577
                                                           =======   =======

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

At June 30, 2005, the Company had one stock-based compensation plan. The Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An Amendment of FASB Statement No. 123," and has applied Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized related to such plan during the three and six months ended June 30, 2005 and 2004. In December 2004, the FASB issued a revision to Statement No. 123. See Note 3.

At June 30, 2005, and December 31, 2004, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.

The operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

2. ABSENCE OF OPERATING BUSINESS; GOING CONCERN

As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2005, the Company had reduced its workforce to 5 employees from 136 employees at December 31, 2001. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

At June 30, 2005, and December 31, 2004, the Company had stockholders' equity (deficit) of $1.5 million and $(7.7) million, respectively. For the six months ended June 30, 2005 and 2004, the Company had net losses of $1.1 million and $2.7 million, respectively. The Company continues to incur losses in 2005 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit at December 31, 2004, and loss of customers, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued a revision entitled, "Share-Based Payment," to Statement No. 123, "Accounting for Stock-Based Compensation". This revision ("Statement No. 123(R)") supersedes APB Opinion No. 25 and its related implementation guidance. As such, this Statement No. 123(R) eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was available under Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123(R) requires entities to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions). The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment", which summarizes the views of the SEC staff regarding the interaction between Statement No. 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. Statement No. 123(R) is effective for the first annual reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced that it would permit companies to implement this statement at the beginning of their next fiscal year. The Company does not expect adoption of Statement No. 123 to have a material effect on its consolidated statements of financial position or results of operations.

Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with Statement No. 123, the Company's net loss available to common stockholders and loss per common share would have been adjusted to the pro forma amounts indicated below:

                                                          For the three months   For the six months
                                                             ended June 30,        ended June 30,
                                                          --------------------   ------------------
                                                             2005      2004        2005      2004
                                                           -------   -------     -------   --------
Net loss available to common stockholders                  $(1,006)  $(1,744)    $(1,669)  $(3,271)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of income taxes                             (11)       (6)        (11)       (6)
                                                           -------   -------     -------   -------
Net loss available to common stockholders - pro forma      $(1,017)  $(1,750)    $(1,680)  $(3,277)
                                                           =======   =======     =======   =======

Loss per common share - basic and diluted - as reported    $ (0.06)  $ (0.10)    $ (0.10)  $ (0.20)
                                                           =======   =======     =======   =======
Loss per common share - basic and diluted - pro forma      $ (0.06)  $ (0.11)    $ (0.10)  $ (0.20)
                                                           =======   =======     =======   =======

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29." APB Opinion No. 29 relates to accounting for nonmonetary transactions. The amendments of Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, Statement No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of Statement No. 153 to have a material effect on its consolidated statements of financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143" ("FIN 47"). FASB Statement No. 143 relates to accounting for asset retirement obligations. FIN47 clarifies terminology within Statement No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its consolidated statements of financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." APB Opinion No. 20 relates to accounting changes and Statement No. 3 relates to reporting accounting changes in interim financial statements and establishes retrospective application as the required method for reporting a change in accounting principle. Statement No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement No. 154 to have a material effect on its consolidated statements of financial position or results of operations.

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

Assets and liabilities related to discontinued operations at June 30, 2005, and December 31, 2004, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

                                                          June 30,   December 31,
                                                            2005         2004
                                                          --------   ------------
Assets:
   Restricted cash                                         $2,110       $2,815
                                                           ------       ------
   Total current assets                                     2,110        2,815
   Other assets                                               280          249
                                                           ------       ------
Assets from discontinued operations to be disposed of      $2,390       $3,064
                                                           ======       ======
Liabilities:
   Accounts payable - trade                                $   21       $   58
   Accrued expenses and other current liabilities           2,369        3,006
                                                           ------       ------
   Total current liabilities                                2,390        3,064
                                                           ------       ------
Liabilities from discontinued operations                   $2,390       $3,064
                                                           ======       ======

Net income (loss) from discontinued operations for the three and six months ended June 30, 2005 and 2004, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

                                                 For the three months   For the six months
                                                    ended June 30,        ended June 30,
                                                 --------------------   ------------------
                                                    2005     2004         2005     2004
                                                   -----   -------       -----   -------
Net sales                                          $  --        --          --   $    --
Cost of sales                                         --        --          --        --
                                                   -----   -------       -----   -------
Gross profit                                          --        --          --        --

General and administrative expenses                   93     1,437         126     1,611
Gain on settlement of obligations                     --       (20)         --       (20)
Operating loss                                       (93)   (1,417)       (126)   (1,591)
Interest income                                       --        77          --       109
Other income (expense) (Note 9)                      (29)      522         303       454
                                                   -----   -------       -----   -------
Net income (loss) from discontinued operations     $(122)  $  (818)      $ 177   $(1,028)
                                                   =====   =======       =====   =======

5. LONG-TERM INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet-related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. The companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $500,000 at December 31, 2004 and $11.8 million at June 30, 2005.

At June 30, 2005, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates in turn held an investment in Alliance Entertainment Corp. ("Alliance") which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment.

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

Inasmuch as Source is a publicly traded company, the Company's pro-rata investment in Yucaipa AEC Associates, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source on the date of closing of the merger. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect the change in the value of its investment in Yucaipa AEC Associates, the Company recorded an unrealized gain to Other Comprehensive Income of $11.3 million ($10.8 million net of tax), which does not reflect any discount for illiquidity. The Company's investment in Yucaipa AEC Associates is accounted for under the equity method and, as such, the Company will adjust its investment based in its pro rata share of the earnings and losses of Yucaipa AEC Associates. There were approximately $21,000 of such adjustments through June 30, 2005. The Company has no power to dispose of or liquidate its shares in Yucaipa AEC Associates or its indirect interest in Source which power is held by Yucaipa AEC Associates. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC Associates, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC Associates.

While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. SHORT-TERM BORROWINGS

The Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. Restricted cash included within discontinued operations at June 30, 2005 and December 31, 2004 totaled $2.1 million and $2.8 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. These amounts are in addition to the restricted cash amounts included within continuing operations at June 30, 2005 and December 31, 2004 totaling $3.2 million and $3.0 million, respectively, which primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit and amounts deposited into an irrevocable trust, totaling $2.7 million.

7. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing (a subsidiary of the Company) and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually "Indemnitee" or collectively "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2.7 million) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in restricted cash in the accompanying Consolidated Balance Sheets. As of June 30, 2005, there have not been any claims made against the Trust.

8. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by FASB Statement No. 128, "Earnings per Share," (in thousands, except share and per share data):

                                                                      For the Three Months Ended June 30,
                                               ---------------------------------------------------------------------------------
                                                                 2005                                       2004
                                               ---------------------------------------   ---------------------------------------
                                                  Income         Shares      Per Share      Income         Shares      Per Share
                                               (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                               -----------   -------------   ---------   -----------   -------------   ---------
Basic and diluted EPS:
   Loss from continuing operations               $  (580)                                  $  (633)
   Preferred stock dividends                        (304)                                     (293)
                                                 -------                                   -------
   Loss from continuing operations available
      to common stockholders                     $  (884)      16,653,193     $(0.05)      $  (926)      16,653,193     $(0.05)
                                                 =======       ==========     ======       =======       ==========     ======
   Loss from discontinued operations             $  (122)      16,653,193     $(0.01)      $  (818)      16,653,193     $(0.05)
                                                 =======       ==========     ======       =======       ==========     ======
   Net loss                                      $  (702)                                  $(1,451)
   Preferred stock dividends                        (304)                                     (293)
                                                 -------                                   -------
   Net loss available to common stockholders     $(1,006)      16,653,193     $(0.06)      $(1,744)      16,653,193     $(0.10)
                                                 =======       ==========     ======       =======       ==========     ======

For the three months ended June 30, 2005 and 2004, 3,681,855 and 3,537,804 shares on a converted basis, respectively, of convertible preferred stock (see
Note 10) were not included in the computation of diluted EPS, and 194,643 and 152,143 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS as the average market price of the Company's common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

                                                                        For the Six Months Ended June 30,
                                                ---------------------------------------------------------------------------------
                                                                  2005                                      2004
                                                ---------------------------------------   ---------------------------------------
                                                   Income         Shares      Per Share      Income         Shares      Per Share
                                                (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                                -----------   -------------   ---------   -----------   -------------   ---------
Basic and diluted EPS:
   Loss from continuing operations                $(1,239)                                  $(1,661)
   Preferred stock dividends                         (607)                                     (582)
                                                  -------                                   -------
   Loss from continuing operations available
      to common stockholders                      $(1,846)      16,653,193     $(0.11)      $(2,243)      16,653,193     $(0.14)
                                                  =======       ==========     ======       =======       ==========     ======
   Income (loss) from discontinued operations     $   177       16,653,193     $ 0.01       $(1,028)      16,653,193     $(0.06)
                                                  =======       ==========     ======       =======       ==========     ======
   Net loss                                       $(1,062)                                  $(2,689)
   Preferred stock dividends                         (607)                                     (582)
                                                  -------                                   -------
   Net loss available to common stockholders      $(1,669)      16,653,193     $(0.10)      $(3,271)      16,653,193     $(0.20)
                                                  =======       ==========     ======       =======       ==========     ======

For the six months ended June 30, 2005 and 2004, 3,663,443 and 3,520,302 shares on a converted basis, respectively, of convertible preferred stock (see Note 10) were not included in the computation of diluted EPS, and 183,633 and 141,071 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS as the average market price of the Company's common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

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

Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation is not required under the provisions of FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5, "Accounting for Contingencies," the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 based on the reduction in the Winthrop liability.

During the six months ended June 30, 2005, the Company reduced its contingent loss liability related to the Winthrop lease by an additional $.4 million to reflect the reduction in the Winthrop liability.

10. REDEEMABLE PREFERRED STOCK

In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,718,424 and 3,644,848 shares as of June 30, 2005, and December 31, 2004, respectively).

In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of a newly authorized series of preferred stock at a purchase price of $15 million. Each share of this series of preferred stock issued upon exercise of the warrant was convertible, at Yucaipa's option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,667 shares). The warrant expired on November 10, 2004.

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

In connection with this transaction, the managing partner of Yucaipa was appointed chairman of the Company's Board of Directors and Yucaipa was entitled to nominate two additional individuals to a seven person board. In August 2001, the managing partner of Yucaipa, along with another Yucaipa representative, resigned from the Company's Board of Directors. Yucaipa retains the right to appoint a total of three directors to the Company's Board of Directors and to designate the chairman of the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. (the "Company") for the three and six months ended June 30, 2005, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

As a result of the loss if its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2005, the Company had reduced its workforce to 5 employees from 136 employees at December 31, 2001. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005, COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

General and administrative expenses totaled $.7 million during the three months ended June 30, 2005, compared to $.6 million during the same period in the prior year. The increase was primarily due to increased professional fees.

SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

General and administrative expenses totaled $1.5 million during the six months ended June 30, 2005, compared to $1.7 million during the same period in the prior year. The decrease was primarily due to lower personnel costs associated with a reduced average headcount during the period.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005, COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The Company generated no sales or gross profits during the three months ended June 30, 2005 and 2004, due to the loss of its McDonald's and Philip Morris business and subsequent loss of its other customers.

General and administrative expenses totaled $.1 million during the three months ended June 30, 2005, compared to $1.4 million during the same period in the prior year. The decrease was primarily to due the substantial completion of the liquidation of the Company's subsidiaries in Europe and a charge during the three months ended June 30, 2004, of $1.0 against an asset related to an insurance policy for the benefit of a former Company executive and on which the company was the beneficiary of the cash surrender value.

During the three months ended June 30, 2004, the Company recorded nominal gains related to the settlement of outstanding liabilities with some of its vendors on terms more favorable to the Company than required by the existing terms of the liabilities. This amount is included in Gain on Settlement of Obligations within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

The Company generated no sales or gross profits during the six months ended June 30, 2005 and 2004, due to the loss of its McDonald's and Philip Morris business and subsequent loss of its other customers.

General and administrative expenses totaled $.1 million during the six months ended June 30, 2005, compared to $1.6 million during the same period in the prior year. The decrease was primarily to due the substantial completion of the liquidation of the Company's subsidiaries in Europe and a charge during the six months ended June 30, 2004, of $1.0 against an asset related to an insurance policy for the benefit of a former Company executive and on which the company was the beneficiary of the cash surrender value.

During the six months ended June 30, 2004, the Company recorded nominal gains related to the settlement of outstanding liabilities with some of its vendors on terms more favorable to the Company than required by the existing terms of the liabilities. This amount is included in Gain on Settlement of Obligations within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the six months ended June 30, 2004, the Company recorded a gain of $.3 million related to the wind-down of one of the Company's foreign subsidiaries and resulting from the settlement of general accruals for less than amounts carried on the Company's books. In addition, during the six months ended June 30, 2004, the Company received various refunds totaling $.2 million related to the wind-down of the Company's promotions business. These amounts are included in Other Income within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

CONTINUING OPERATIONS

Working capital from continuing operations at June 30, 2005, was $20.4 million compared to $21.4 million at December 31, 2004.

Net cash used in operating activities from continuing operations during the six months ended June 30, 2005, totaled $.5 million primarily due to a net loss from continuing operations of $1.2 million partially offset by a net change in working capital items of $.1 million and a change in deferred taxes of $.6 million. Net cash used in operating activities from continuing operations during the six months ended June 30, 2004, totaled $1.3 million primarily due to a loss from continuing operations of $1.7 million partially offset by a net change in working capital items of $.3 million.

Net cash used in investing activities from continuing operations during the six months ended June, 2005, totaled $.2 million compared to net cash used in investing activities from continuing operations during the six months ended June, 2004, of $6.0 million. Both amounts were primarily due to an increase in restricted cash which was transferred from discontinued operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

There were no cash flows from financing activities during the six months ended June 30, 2005 and 2004.

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

Restricted cash included within continuing operations at June 30, 2005, and December 31, 2004, totaled $3.2 million and $3.0 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit and amounts deposited into an irrevocable trust, totaling $2.7 million.

DISCONTINUED OPERATIONS

Working capital from discontinued operations was a deficit of $(.3) million at June 30, 2005 compared to $(.2) million December 31, 2004.

Net cash used in discontinued operations during the six months ended June 30, 2005 totaled $.5 million, primarily due to a change in the contingent lease liability accrual of $.4 million and a change in working capital of $.3 million partially offset by net income from discontinued operations of $.2 million. Net cash used in operating activities of discontinued operations during the six months ended June 30, 2004, of $.3 million primarily consisted of a net loss from discontinued operations of $1.0 million and a net change in working capital items of $.5 million partially offset by a non-cash charge of $1.0 million against an asset related to an insurance policy for the benefit of a former Company executive and on which the company was the beneficiary of the cash surrender value and other non-cash charges of $.2 million.

Net cash provided by investing activities within discontinued operations during the six months ended June 30, 2005, totaled $.7 million compared to net cash provided by investing activities within discontinued operations during the six months ended June 30, 2004, which totaled $6.4 million. Both amounts were primarily due to a decrease in restricted cash which was transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

There were no financing activities within discontinued operations during the six months ended June 30, 2005 and 2004.

Restricted cash included within discontinued operations at June 30, 2005 and December 31, 2004, totaled $2.1 million and $2.8 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. These amounts are in addition to the restricted cash amounts included within continuing operations noted above.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: At June 30, 2005, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Executive Committee, which has the responsibility for the role of Chief Executive Officer of the Company, and Greg Mays, the Chief Financial Officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the Principal Executive and Financial Officers of the Company concluded that the Company's disclosure controls and procedures were effective.

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

Date: August 12, 2005                   SIMON WORLDWIDE, INC.


                                        /s/ J. ANTHONY KOUBA
                                        ----------------------------------------
                                        J. Anthony Kouba
                                        Executive Committee Member
                                        (duly authorized signatory)