Form 10-Q
period 2005-09-30
SIMON WORLDWIDE INC
filed 2005-11-14
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2005

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from __________________________ to __________________

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

Indicate by a check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At October 31, 2005, 16,653,193 shares of the registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------
PART I    FINANCIAL INFORMATION

          Item 1.   Condensed Financial Statements (Unaudited)

                    Consolidated Balance Sheets -
                    September 30, 2005 and December 31, 2004               3

                    Consolidated Statements of Operations -
                    For the three and nine months ended
                    September 30, 2005 and 2004                            4

                    Consolidated Statements of Comprehensive
                    Income (Loss) - For the three and nine months
                    ended September 30, 2005 and 2004                      5

                    Consolidated Statements of Cash Flows -
                    For the nine months ended September 30,
                    2005 and 2004                                          6

                    Notes to Condensed Consolidated Financial
                    Statements                                             7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         13

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                           17

          Item 4.   Controls and Procedures                               18

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                     19

          Item 2.   Unregistered Sales of Equity Securities and
                    Use of Proceeds                                       19

          Item 3.   Defaults Upon Senior Securities                       19

          Item 4.   Submission of Matters to a Vote of Security
                    Holders                                               19

          Item 5.   Other Information                                     19

          Item 6.   Exhibits                                              19

          SIGNATURE                                                       20

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                 September 30,   December 31,
                                                                      2005           2004
                                                                 -------------   ------------
                            ASSETS

Current assets:
   Cash and cash equivalents                                       $  17,800       $  18,892
   Restricted cash                                                     2,148           2,973
   Prepaid expenses and other current assets                              58             483
   Assets from discontinued operations to be disposed of -
      current (Note 4)                                                 2,765           2,815
                                                                   ---------       ---------
Total current assets                                                  22,771          25,163
   Property and equipment, net                                             6              13
   Other assets                                                          363             198
   Investments                                                        11,631             500
   Assets from discontinued operations to be disposed of - non
      -current (Note 4)                                                  263             249
                                                                   ---------       ---------
Total non-current assets                                              12,263             960
                                                                   ---------       ---------
                                                                   $  35,034       $  26,123
                                                                   =========       =========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable:
      Trade                                                        $     119       $     226
      Affiliates                                                         174             166
   Accrued expenses and other current liabilities                        377             512
   Liabilities from discontinued operations - current (Note 4)         3,028           3,064
                                                                   ---------       ---------
Total current liabilities                                              3,698           3,968
Deferred income taxes - non-current                                      599              --
                                                                   ---------       ---------
Total liabilities                                                      4,297           3,968
Commitments and contingencies
Redeemable preferred stock, Series A1 senior cumulative
   participating convertible, $.01 par value,
   30,810 shares issued and outstanding at
   September 30, 2005, and 29,904 shares issued and
   outstanding at December 31, 2004, stated at
   redemption value of $1,000 per share (Note 11)                     30,810          29,904
Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 16,653,193 shares issued and outstanding
      at September 30, 2005 and December 31, 2004                        167             167
   Additional paid-in capital                                        138,500         138,500
   Retained deficit                                                 (149,640)       (146,416)
   Unrealized gain on investments                                     10,900              --
                                                                   ---------       ---------
Total stockholders' deficit                                              (73)         (7,749)
                                                                   ---------       ---------
                                                                   $  35,034       $  26,123
                                                                   =========       =========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                             For the three months   For the nine months
                                                              ended September 30,   ended September 30,
                                                             --------------------   -------------------
                                                                 2005      2004        2005      2004
                                                               -------   -------     -------   -------
Revenue                                                        $    --   $    --     $    --   $    --
General and administrative expenses                                776       618       2,255     2,278
                                                               -------   -------     -------   -------
Operating loss from continuing operations                         (776)     (618)     (2,255)   (2,278)
Interest income                                                    189        --         438        --
                                                               -------   -------     -------   -------
Loss from continuing operations before income taxes               (587)     (618)     (1,817)   (2,278)
Income tax benefit                                                  --        --          --        --
                                                               -------   -------     -------   -------
Net loss from continuing operations                               (587)     (618)     (1,817)   (2,278)
Income (loss) from discontinued operations, net of tax
   (Note 4)                                                       (661)   24,520        (493)   23,491
                                                               -------   -------     -------   -------
Net income (loss)                                               (1,248)   23,902      (2,310)   21,213
Preferred stock dividends                                         (307)     (292)       (914)     (874)
                                                               -------   -------     -------   -------
Net income (loss) available to common stockholders             $(1,555)  $23,610     $(3,224)  $20,339
                                                               =======   =======     =======   =======
Loss per share from continuing operations available to
   common stockholders:
   Loss per common share - basic and diluted                   $ (0.05)  $ (0.05)    $ (0.16)  $ (0.19)
                                                               =======   =======     =======   =======
   Weighted average shares outstanding - basic and diluted      16,653    16,653      16,653    16,653
                                                               =======   =======     =======   =======
Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted          $ (0.04)  $  1.47     $ (0.03)  $  1.41
                                                               =======   =======     =======   =======
   Weighted average shares outstanding - basic and diluted      16,653    16,653      16,653    16,653
                                                               =======   =======     =======   =======
Net income (loss) available to common stockholders:
   Net income (loss) per common share - basic and diluted      $ (0.09)  $  1.42     $ (0.19)  $  1.22
                                                               =======   =======     =======   =======
   Weighted average shares outstanding - basic and diluted      16,653    16,653      16,653    16,653
                                                               =======   =======     =======   =======

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (in thousands)

                                   For the three months   For the nine months
                                    ended September 30,   ended September 30,
                                   --------------------   -------------------
                                       2005      2004        2005      2004
                                     -------   -------     -------   -------
Net income (loss)                    $(1,248)  $23,902     $(2,310)  $21,213
Other comprehensive income:
   Unrealized gain (loss)
      on investments, net of tax         (13)       --      10,900        --
                                     -------   -------     -------   -------
Comprehensive income (loss)          $(1,261)  $23,902     $ 8,590   $21,213
                                     =======   =======     =======   =======

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          For the nine months
                                                          ended September 30,
                                                          -------------------
                                                             2005      2004
                                                           -------   -------
Cash flows from operating activities:
   Net income (loss)                                       $(2,310)  $21,213
   Income (loss) from discontinued operations                 (493)   23,491
                                                           -------   -------
   Loss from continuing operations                          (1,817)   (2,278)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
      Depreciation                                               7        20
      Deferred income taxes                                    599        --
      Cash used in discontinued operations                    (877)     (416)
      Cash transferred to (from) continuing operations         (96)   17,504
   Increase (decrease) in cash from changes
      in working capital items:
      Prepaid expenses and other current assets                425       630
      Accounts payable                                         (99)       12
      Accrued expenses and other current liabilities          (135)      (75)
                                                           -------   -------
Net cash provided by (used in) operating activities         (1,993)   15,397
                                                           -------   -------
Cash flows from investing activities:
   Decrease (increase) in restricted cash                      825    (5,539)
   Cash provided by discontinued operations                     36     6,400
   Other, net                                                   40        79
                                                           -------   -------
Net cash provided by investing activities                      901       940
                                                           -------   -------
Net increase (decrease) in cash and cash equivalents        (1,092)   16,337
Cash and cash equivalents, beginning of period              18,892        --
                                                           -------   -------
Cash and cash equivalents, end of period                   $17,800   $16,337
                                                           =======   =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                         $     6   $    14
                                                           =======   =======
Supplemental non-cash investing activities:
   Dividends paid in kind on redeemable preferred stock    $   906   $   871
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

At September 30, 2005, the Company had one stock-based compensation plan. The Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An Amendment of FASB Statement No. 123," and has applied Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized related to such plan during the three and nine months ended September 30, 2005 and 2004. In December 2004, the FASB issued a revision to Statement No. 123. See Note 3.

At September 30, 2005, and December 31, 2004, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.

The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2. ABSENCE OF OPERATING BUSINESS; GOING CONCERN

As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2005, the Company had reduced its workforce to 5 employees from 136 employees at December 31, 2001. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

At September 30, 2005, and December 31, 2004, the Company had stockholders' deficit of $(.1) million and $(7.7) million, respectively. For the nine months ended September 30, 2005 and 2004, the Company had net income (loss) of $(2.3) million and $21.2 million, respectively. The Company continues to incur losses in 2005 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit at December 31, 2004, and loss of customers, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued a revision entitled, "Share-Based Payment," to Statement No. 123, "Accounting for Stock-Based Compensation." This revision ("Statement No. 123(R)") supersedes APB Opinion No. 25 and its related implementation guidance. As such, Statement No. 123(R) eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was available under Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123(R) requires entities to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions). The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment", which summarizes the views of the SEC staff regarding the interaction between Statement No. 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. Statement No. 123(R) is effective for the first annual reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced that it would permit companies to implement this statement at the beginning of their next fiscal year. The Company does not expect the adoption of Statement No. 123 to have a material effect on its consolidated statements of financial position or results of operations.

Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with Statement No. 123, the Company's net loss available to common stockholders and loss per common share would have been adjusted to the pro forma amounts indicated below:

                                                                   For the three months   For the nine months
                                                                    ended September 30,    ended September 30,
                                                                   --------------------   --------------------
                                                                       2005      2004         2005      2004
                                                                     -------   -------      -------   -------
Net income (loss) available to common stockholders                   $(1,555)  $23,610      $(3,224)  $20,339
Deduct: Total stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of income taxes                                        --        --          (11)       (6)
                                                                     -------   -------      -------   -------
Net income (loss) available to common stockholders - pro forma       $(1,555)  $23,610      $(3,235)  $20,333
                                                                     =======   =======      =======   =======
Income (loss) per common share - basic and diluted - as reported     $ (0.09)  $  1.42      $ (0.19)  $  1.22
                                                                     =======   =======      =======   =======
Income (loss) per common share - basic and diluted - pro forma       $ (0.09)  $  1.42      $ (0.19)  $  1.22
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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143" ("FIN 47"). FASB Statement No. 143 relates to accounting for asset retirement obligations. FIN 47 clarifies terminology within Statement No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material effect on its consolidated statements of financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." APB Opinion No. 20 relates to accounting changes and FASB Statement No. 3 relates to reporting accounting changes in interim financial statements and establishes retrospective application as the required method for reporting a change in accounting principle. Statement No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement No. 154 to have a material effect on its consolidated statements of financial position or results of operations.

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

Assets and liabilities related to discontinued operations at September 30, 2005, and December 31, 2004, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

                                                        September 30,   December 31,
                                                             2005           2004
                                                        -------------   ------------
Assets:
   Restricted cash                                          $2,765         $2,815
                                                            ------         ------
   Total current assets                                      2,765          2,815
   Other assets                                                263            249
                                                            ------         ------
Assets from discontinued operations to be disposed of       $3,028         $3,064
                                                            ======         ======
Liabilities:
   Accounts payable                                         $    3         $   58
   Accrued expenses and other current liabilities            3,025          3,006
                                                            ------         ------
   Total current liabilities                                 3,028          3,064
                                                            ------         ------
Liabilities from discontinued operations                    $3,028         $3,064
                                                            ======         ======

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

                                                     For the three months   For the nine months
                                                      ended September 30,   ended September 30,
                                                     --------------------   -------------------
                                                        2005     2004         2005     2004
                                                       -----   --------      -----   --------
Net sales                                              $  --         --         --   $     --
Cost of sales                                             --         --         --         --
                                                       -----   --------      -----   --------
Gross profit                                              --         --         --         --

General and administrative expenses                       57        488        193      2,099
Loss (gain) on settlement of obligations (Note 10)       555    (24,480)       555    (24,500)
                                                       -----   --------      -----   --------
Operating income (loss)                                 (612)    23,992       (748)    22,401

Interest income                                           --         64         --        173
Other income (loss) (Note 9)                             (49)       464        255        917
                                                       -----   --------      -----   --------
Net income (loss) from discontinued operations         $(661)  $ 24,520      $(493)  $ 23,491
                                                       =====   ========      =====   ========

5. LONG-TERM INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet-related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. The companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and the capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $500,000 at December 31, 2004 and $11.6 million at September 30, 2005.

At September 30, 2005, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates in turn held an investment in Alliance Entertainment Corp. ("Alliance") which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment.

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

Inasmuch as Source is a publicly traded company, the Company's pro-rata investment in Yucaipa AEC Associates, which holds the shares in Source, on the date of closing of the merger is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect the change in the value of its investment in Yucaipa AEC Associates, the Company recorded an unrealized gain to Other Comprehensive Income of $11.3 million ($10.8 million net of tax), which does not reflect any discount for illiquidity. The Company's investment in Yucaipa AEC Associates is accounted for under the equity method and, as such, the Company will adjust its investment based in its pro rata share of the earnings and losses of Yucaipa AEC Associates. The Company has no power to dispose of or liquidate its shares in Yucaipa AEC Associates or its indirect interest in Source which power is held by Yucaipa AEC Associates. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC Associates, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC Associates.

While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. SHORT-TERM BORROWINGS

The Company no longer has the ability to borrow under any of its existing credit facilities without it being fully cash collateralized. Restricted cash included within discontinued operations at September 30, 2005 and December 31, 2004 totaled $2.8 million. In addition, restricted cash included within continuing operations at September 30, 2005 and December 31, 2004 totaled $2.1 million and $3.0 million, respectively. The Company's restricted cash primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit and amounts deposited into an irrevocable trust, totaling $2.7 million.

7. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing (a subsidiary of the Company) and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually "Indemnitee" or collectively "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2.7 million) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in restricted cash in the accompanying Consolidated Balance Sheets. As of September 30, 2005, there have not been any claims made against the Trust.

8. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by FASB Statement No. 128, "Earnings per Share," (in thousands, except share and per share data):

                                                                    For the Three Months Ended September 30,
                                               ---------------------------------------------------------------------------------
                                                                 2005                                      2004
                                               ---------------------------------------   ---------------------------------------
                                                  Income         Shares      Per Share      Income         Shares      Per Share
                                               (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                               -----------   -------------   ---------   -----------   -------------   ---------
Basic and diluted EPS:
   Loss from continuing operations               $  (587)                                  $  (618)
   Preferred stock dividends                        (307)                                     (292)
                                                 -------                                   -------
   Loss from continuing operations available
     to common stockholders                      $  (894)      16,653,193     $(0.05)      $  (910)      16,653,193     $(0.05)
                                                 =======       ==========     ======       =======       ==========     ======
   Income from discontinued operations           $  (661)      16,653,193     $(0.04)      $24,520       16,653,193     $ 1.47
                                                 =======       ==========     ======       =======       ==========     ======
   Net income (loss)                             $(1,248)                                  $23,902
   Preferred stock dividends                        (307)                                     (292)
                                                 -------                                   -------
   Net income (loss) available to common
      stockholders                               $(1,555)      16,653,193     $(0.09)      $23,610       16,653,193     $ 1.42
                                                 =======       ==========     ======       =======       ==========     ======

For the three months ended September 30, 2005 and 2004, 3,718,444 and 3,573,352 shares on a converted basis, respectively, of convertible preferred stock (see
Note 11) were not included in the computation of diluted EPS, and 215,000 and 172,500 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS as the average market price of the Company's common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

                                                                    For the Nine Months Ended September 30,
                                               ---------------------------------------------------------------------------------
                                                                 2005                                      2004
                                               ---------------------------------------   ---------------------------------------
                                                  Income         Shares      Per Share      Income         Shares      Per Share
                                               (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                               -----------   -------------   ---------   -----------   -------------   ---------
Basic and diluted EPS:
   Loss from continuing operations               $(1,817)                                  $(2,278)
   Preferred stock dividends                        (914)                                     (874)
                                                 -------                                   -------
   Loss from continuing operations available
      to common stockholders                     $(2,731)      16,653,193     $(0.16)      $(3,152)      16,653,193     $(0.19)
                                                 =======       ==========     ======       =======       ==========     ======
   Income from discontinued operations           $  (493)      16,653,193     $(0.03)      $23,491       16,653,193     $ 1.41
                                                 =======       ==========     ======       =======       ==========     ======
   Net income (loss)                             $(2,310)                                  $21,213
   Preferred stock dividends                        (914)                                     (874)
                                                 -------                                   -------
   Net income (loss) available to common
      stockholders                               $(3,224)      16,653,193     $(0.19)      $20,339       16,653,193     $ 1.22
                                                 =======       ==========     ======       =======       ==========     ======

For the nine months ended September 30, 2005 and 2004, 3,681,978 and 3,538,180 shares on a converted basis, respectively, of convertible preferred stock (see
Note 11) were not included in the computation of diluted EPS, and 194,203 and 151,624 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS as the average market price of the Company's common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

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

During the three and nine months ended September 30, 2005 and 2004, the Company reduced its contingent loss liability related to the Winthrop lease by $.4 million and $.4 million, respectively, and $.8 million and $.7 million, respectively, to reflect the reduction in the Winthrop liability.

On October 19, 2005 the Company received notice of a lawsuit against in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc.( "HA-LO" ), seeking to recover as a voidable preference a certain payment made by HA-LO to the Company in the amount of $459,852 plus interest. Based on an assessment by management and during the three months ended September 30, 2005, the Company recorded a contingent loss liability of $.5 million related to this matter.

10. LOSS (GAIN) ON SETTLEMENT OF OBLIGATIONS

As previously reported, an action has been pending against the Company in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis for the diversion from seeding in Canada of high-level winning prizes in certain McDonald's promotional games administered by Simon Marketing. The Company has entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company will pay $650,000 Canadian ($554,512 US) to be used for costs, fees and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement is subject to certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court. Hearing on the settlement is scheduled for the end of November.

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

11. REDEEMABLE PREFERRED STOCK

In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,755,629 and 3,644,848 shares as of September 30, 2005, and December 31, 2004, respectively).

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

The Company may redeem all or a portion of the preferred stock at a price equal to the adjusted liquidation preference of each share, if the average closing price of the Company's common stock has exceeded $12.00 for sixty consecutive trading days on or after November 10, 2002, or, any time on or after November 10, 2004. The preferred stock is subject to mandatory redemption if a change in control of the Company occurs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Simon Worldwide, Inc. (the "Company") for the three and nine months ended September 30, 2005, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

As a result of the loss if its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2005, the Company had reduced its workforce to 5 employees from 136 employees at December 31, 2001. The Company is currently managed by an Executive Committee consisting of two members of the Company's Board of Directors, together with a principal financial officer and an acting general counsel.

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

RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS

The discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Continuing operations represent the costs required to maintain the Company's current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, and space and facility costs. The Company's continuing operations and discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying condensed consolidated financial statements and related notes.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

General and administrative expenses totaled $.8 million during the three months ended September 2005, compared to $.6 million during the same period in the prior year. The increase was primarily due to increased professional fees and labor costs including related insurance and tax costs, when compared to the same quarter of the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

General and administrative expenses totaled $2.3 million during the nine months ended September 30, 2005, compared to $2.3 million during the same period in the prior year. The consistency was primarily due to increased professional fees offset by decreased facilities costs.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

The Company generated no sales or gross profits during the three months ended September 30, 2005 and 2004, due to the loss of its McDonald's and Philip Morris business and subsequent loss of its other customers.

General and administrative expenses totaled $.1 million during the three months ended September 30, 2005, compared to $.5 million during the same period in the prior year. The decrease was primarily due to the wind-down of all but two of the Company's foreign subsidiaries.

In connection with a settlement reached in an action pending against the Company in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis, the Company recorded, at September 30, 2005, a liability of $.6 million for the expected settlement amount and a related settlement loss which is included in Loss (Gain) on Settlement of Obligations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the three months ended September 30, 2004, and in connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of $12 million, the Company recorded a gain of $25 million included in Loss
(Gain) on Settlement of Obligations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the three months ended September 30, 2005 and 2004, the Company reduced its contingent loss liability related to the Winthrop lease by $.4 million and $.4 million, respectively, to reflect the reduction in the Winthrop liability. Also, on October 19, 2005 the Company received notice of a lawsuit against in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc.( "HA-LO" ), seeking to recover as a voidable preference a certain payment made by HA-LO to the Company in the amount of $459,852 plus interest. Based on an assessment by management and during the three months ended September 30, 2005, the Company recorded a contingent loss liability of $.5 million related to this matter. These amounts are included in Other Income
(Loss) within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

The Company generated no sales or gross profits during the nine months ended September 30, 2005 and 2004, due to the loss of its McDonald's and Philip Morris business and subsequent loss of its other customers.

General and administrative expenses totaled $.2 million during the nine months ended September 30, 2005, compared to $2.1 million during the same period in the prior year. The decrease was primarily due to the wind-down of all but two of the Company's foreign subsidiaries.

At September 30, 2005, and in connection with a settlement reached in an action pending against the Company in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis, the Company recorded a liability of $.6 million for the expected settlement amount, and a related settlement loss which is included in Loss (Gain) on Settlement of Obligations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2004, and in connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of $12 million, the Company recorded a gain of $25 million included in Loss
(Gain) on Settlement of Obligations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2005 and 2004, the Company reduced its contingent loss liability related to the Winthrop lease by $.8 million and $.7 million, respectively, to reflect the reduction in the Winthrop liability. In addition, during the nine months ended September 30, 2004, the Company received various refunds totaling $.1 million related to the wind-down of the Company's promotions business. Further, on October 19, 2005 the Company received notice of a lawsuit against in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc.( "HA-LO" ), seeking to recover as a voidable preference a certain payment made by HA-LO to the Company in the amount of $459,852 plus interest. Based on an assessment by management and during the nine months ended September 30, 2005, the Company recorded a contingent loss liability of $.5 million related to this matter. These amounts are included in Other Income (Loss) within discontinued operations disclosed in Note 4 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in Note 2. Absence of Operating Business; Going Concern of the Notes to Condensed Consolidated Financial Statements have had and will continue to have a substantial adverse impact on the Company's cash position. As a result of the stockholders' deficit at December 31, 2004, and loss of customers, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company continues to incur operating losses in 2005 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

CONTINUING OPERATIONS

Working capital from continuing operations at September 30, 2005, was $19.3 million compared to $21.4 million at December 31, 2004.

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2005, totaled $1.0 million primarily due to a net loss from continuing operation of $1.8 million partially offset by a net change in working capital items of $.2 million and deferred taxes of $.6 million. Net cash used in operating activities from continuing operations during the nine months ended September 30, 2004, totaled $1.7 million primarily due to a net loss of $2.3 million partially offset by net change in working capital items of $.6 million.

Net cash provided by investing activities from continuing operations during the nine months ended September, 2005, totaled $.9 million due to a decrease in restricted cash. Net cash used in investing activities from continuing operations during the nine months ended September, 2004, totaled $5.5 million primarily due to an increase in restricted cash which was transferred from discontinued operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

There were no cash flows from financing activities during the nine months ended September 30, 2005 and 2004.

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

Restricted cash included within continuing operations at September 30, 2005, and December 31, 2004, totaled $2.1 million and $3.0 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letters of credit.

DISCONTINUED OPERATIONS

Working capital from discontinued operations was a deficit of $(.3) million at September 30, 2005 compared to $(.2) million December 31, 2004.

Net cash used in discontinued operations during the nine months ended September 30, 2005 totaled $.9 million, primarily due to cash used in operating activities of discontinued operations of $.9 million and cash transferred from continuing operations of $.1 million, partially offset by cash provided by investing activities of discontinued operations of $36,000.

The $.9 million of cash used in operating activities of discontinued operations primarily consisted of a net loss of $.5 million and non-cash recoveries of $.8 million related to the reduction in the Winthrop contingent liability partially offset by a non-cash contingent liability accrual of $.5 million related to the HA-LO matter.

Net cash provided by discontinued operations during the nine months ended September 30, 2004, totaled $23.5 million and primarily consisted of cash transferred to continuing operations of $17.5 million and cash provided by investing activities of discontinued operations of $6.4 million resulting from a decrease in restricted cash, partially offset by cash used in operating activities discontinued operations of $.4 million. The total of $23.5 million of cash provided by discontinued operations was primarily the result of cash received and the elimination of liabilities in connection with the settlement with McDonald's totaling $25.0 million, partially offset by a non-cash charge of $1.0 million against an asset related to an insurance policy for the benefit of a former Company executive and on which the company was the beneficiary of the cash surrender value, and a net change in working capital items of $.6 million.

There were no financing activities within discontinued operations during the nine months ended September 30, 2005 and 2004.

Restricted cash included within discontinued operations at September 30, 2005 and December 31, 2004, totaled $2.8 million and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. These amounts are in addition to the restricted cash amounts included within continuing operations noted above.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: At September 30, 2005, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Executive Committee, which has the responsibility for the role of Chief Executive Officer of the Company, and Greg Mays, the Chief Financial Officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the Principal Executive and Financial Officers of the Company concluded that the Company's disclosure controls and procedures were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Canadian Litigation. As previously reported, an action has been pending against the Company in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis for the diversion from seeding in Canada of high-level winning prizes in certain McDonald's promotional games administered by Simon Marketing. The Company has entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company will pay $650,000 Canadian ($554,512 US) to be used for costs, fees and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement is subject to certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court. Hearing on the settlement is scheduled for the end of November.

On October 19, 2005 the Company received notice of a lawsuit against in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc.( "HA-LO" ), seeking to recover as a voidable preference a certain payment made by HA-LO to the Company in the amount of $459,852 plus interest. The Company has retained bankruptcy counsel to represent it in the matter and is investigating facts surrounding the alleged payment.

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

Date: November 14, 2005                 SIMON WORLDWIDE, INC.


                                        /s/ J. ANTHONY KOUBA
                                        ----------------------------------------
                                        J. Anthony Kouba
                                        Executive Committee Member
                                        (duly authorized signatory)