Form 10-K
period 2005-12-31
SIMON WORLDWIDE INC
filed 2006-03-31
CIK 864264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the Fiscal Year Ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

            For the transition period from __________ to __________

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

NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                           Name of each exchange
          Title of each class                               on which registered
          -------------------                              ---------------------
COMMON STOCK, $0.01 PAR VALUE PER SHARE                             NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

At June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant was $4,657,551.

At February 28, 2006, 16,653,193 shares of the registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.
                                    FORK 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                      INDEX

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.    Business                                                           4
Item 1A.   Risk Factors                                                       7
Item 1B.   Unresolved Staff Comments                                          8
Item 2.    Properties                                                         8
Item 3.    Legal Proceedings                                                  8
Item 4.    Submission of Matters to a Vote of Security Holders                9

                                     PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters                                                           10
Item 6.    Selected Financial Data                                           10
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        19
Item 8.    Financial Statements and Supplementary Data                       20
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          20
Item 9A.   Controls and Procedures                                           20
Item 9B.   Other Information                                                 20

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant                21
Item 11.   Executive Compensation                                            23
Item 12.   Security Ownership of Certain Beneficial Owners and Management    27
Item 13.   Certain Relationships and Related Transactions                    30
Item 14.   Principal Accountant Fees and Services                            31

                                     PART IV
Item 15.   Exhibits and Financial Statement Schedules                        32

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is on-going and will continue for some indefinite period primarily dependent upon on-going litigation. See Item 3. Legal Proceedings. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2005, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2005, the Company had a stockholders' deficit of $.8 million. For the year ended December 31, 2005, the Company had a net loss of $3.2 million. The Company incurred losses within its continuing operations in 2005 and continues to incur losses in 2006 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company's litigation with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit at December 31, 2005, the Company's significant loss from operations and the pending legal matters, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2005, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by the Yucaipa Companies, a Los Angeles, California based investment firm, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates in turn principally holds an investment in the common stock of Source Interlink Companies. Prior to 2005, this investment was in Alliance Entertainment Corp. ("Alliance") which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

In March 2004, the Emerging Issues Task Force ("EITF") of the FASB, issued EITF 03-16, "Accounting for Investments in Limited Liability Companies," which required the Company to change its method of accounting for its investment in Yucaipa AEC Associates from the cost method to the equity method for periods ending after July 1, 2004.

On February 28, 2005, Alliance merged with Source Interlink Companies, Inc. ("Source"), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. Inasmuch as Source is a publicly traded company, the Company's pro-rata investment in Yucaipa AEC Associates, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source on the date of closing of the merger. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect its share of the gain upon receipt of the Source equity by Yucaipa AEC Associates, the Company recorded an unrealized gain to Other Comprehensive Income of $11.3 million ($10.8 million net of tax), which does not reflect any discount for illiquidity. As the Company's investment in Yucaipa AEC Associates is accounted for under the equity method, the Company will adjust its investment based on its pro rata share of the earnings and losses of Yucaipa AEC Associates. There were no such adjustments during 2005. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC Associates or its indirect interest in Source which power is held by Yucaipa AEC Associates. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC Associates, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC Associates.

The Company is currently managed by Messrs. George Golleher and J. Anthony Kouba, members of the Board of Directors who jointly act as Chief Executive Officers, in consultation with a principal financial officer and acting general counsel. In connection with such responsibilities, Messrs. Golleher and Kouba entered into Executive Services Agreements dated May 30, 2003, which were subsequently amended in May 2004. See Item 11. Executive Compensation.

The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock described below. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful.

1999 EQUITY INVESTMENT

In November 1999, Overseas Toys L.P., an affiliate of Yucaipa, invested $25 million into the Company in exchange for 25,000 shares of a new series A convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and a warrant, which expired in November 2004, to purchase an additional 15,000 shares of series A convertible preferred stock (initially convertible into 1,666,667 shares of Company common stock). The net proceeds of $20.6 million from this transaction, which was approved by the Company's stockholders, were used for general corporate purposes. Under its terms, the preferred stock has a preference upon liquidation and must be redeemed under certain circumstances, including a sale of the Company or change of control as defined therein. As of December 31, 2005, the amount of the liquidation preference, which is equal to the sum of the preferred stock outstanding plus accrued dividends, was $31.3 million, and the redemption value, which is equal to the sum of the preferred stock outstanding plus accrued dividends multiplied by 101%, was $31.6 million. As of December 31, 2005, assuming conversion of all of the convertible preferred stock and accrued dividends, Overseas Toys L.P. would own approximately 18.6% of the then outstanding common stock.

In connection with the investment, the Company's Board of Directors was increased to seven members and three designees of Yucaipa, including Yucaipa's managing partner, Ronald W. Burkle, were elected to the Board of Directors and Mr. Burkle was elected Chairman. Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick Brady, Allan Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton agreed to vote all of the shares beneficially held by them to elect the three members nominated by Yucaipa. Mr. Burkle and Erika Paulson, a Yucaipa representative on the Board of Directors, subsequently resigned from the Board of Directors in August 2001. On March 20, 2006, Yucaipa notified the Company that it was designating Ira Tochner and Erika Paulson to fill the vacancies which had been created by the August 2001 resignations and that it was further designating that Mr. Tochner be appointed Chairman of the Board, as it was entitled to do under the terms of its investment. As of March 31, 2006, the Company's Board had not yet effectuated the designated appointments but expects to do so in the very near future.

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

One of the obligations assumed by Cyrk was to Winthrop Resources Corporation ("Winthrop"). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. The available amount under this letter of credit reduced over time as the underlying obligation to Winthrop reduces. As of September 30, 2005, the available amount under the letter of credit was $2.1 million which was secured, in part, by $1.6 million of restricted cash of the Company. The Company's letter of credit was also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company. Cyrk agreed to indemnify the Company if Winthrop made any draw under the letter of credit.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which were secured by the Company's letter of credit. As a result of the foregoing, the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability.

During the fourth quarter of 2005, Winthrop drew down the $1.6 million balance of the Company's letter of credit due to Cyrk's default on its obligations to Winthrop. An equal amount of the Company's restricted cash was drawn down by the Company's bank which had issued the letter of credit. Due to this default, Cyrk's $2.3 million subordinated note payable to the Company, which forgiven by the Company in 2003, was reinstated.

On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006 and the balance is payable, pursuant to a subordinated note (the "New Subordinated Note"), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the "Old Subordinated Note"); (iii) Cyrk's parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note or the Confession Judgment. So long as Cyrk does not default on the New Subordinated Note, the Company has agreed not to enter the Confession of Judgment in court. Cyrk's obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk's obligations to the financial institution which is Cyrk's senior lender, which obligations are secured by, among other things, substantially all of Cyrk's assets. In the event of a default by Cyrk of its obligations under the New Subordinated Note, there is no assurance that the Company will be successful in enforcing the Confession of Judgment.

ITEM 1A. RISK FACTORS

The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the Company's current year and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

UNCERTAIN OUTLOOK

The Company no longer has any operating business. As a result of this fact, together with the stockholders' deficit, the Company's significant loss from operations and the pending legal matters, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock described below. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful.

No assurances can be made that the holders of our capital stock will receive any distributions if the Company is wound up and liquidated or sold. The outstanding preferred stock has a liquidation preference over the common stock of approximately $31.3 million, which includes accrued dividends. Also, upon a change of control of the Company, the holder of the outstanding preferred stock can cause the Company to redeem the preferred stock for 101% of the liquidation preference.

PENDING LITIGATION

Although significant litigation, including the litigation with McDonald's and related entities, was settled during the third quarter of 2004, other material litigation against the Company is still pending, specifically, a case in Canada which arose out of the same events which resulted in the McDonald's litigation. In addition to the on-going legal costs associated with the defense of this case and any future cases which may be brought against the Company by persons who opted out of the McDonald's settlement or others, any significant adverse judgment would have a material adverse effect on the Company.

DEPENDENCE ON KEY PERSONNEL

We are dependent on several key personnel, including our Directors. In light of our uncertain outlook, there is no assurance that our key personnel can be retained. The loss of the services of our key personnel would harm the Company. In addition, the Company has a limited number personnel. As such, this presents a challenge in implementing Section 404 of the Sarbanes-Oxley Act of 2002 with which the Company must comply in fiscal 2007. If Section 404 is not properly implemented, the Company's internal control over financial reporting may be adversely affected.

INVESTMENTS

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $11.5 million as of December 31, 2005.

From time to time, the Company may provide forward looking information such as forecasts of expected future performance or statements about the Company's plans and objectives. This information may be contained in filings with the Securities and Exchange Commission, press releases or oral statements by the officers of the Company. The Company desires to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and these risk factors are intended to do so.

1B. UNRESOLVED STAFF COMMENTS

Inapplicable.

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

In September 2005, the Company renewed a 12-month lease agreement for 2,600 square feet of office space in Los Angeles, California, with a monthly rent of approximately $3,600, into which it has located its remaining scaled-down operations. For a summary of the Company's minimum rental commitments under all non-cancelable operating leases as of December 31, 2005, see Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

As a result of the Jacobson embezzlement described above in Item 1, numerous consumer class action and representative action lawsuits were filed in Illinois and multiple other jurisdictions nationwide and in Canada. All actions brought in the United States were eventually consolidated and settled (the "Boland Settlement"), except for any plaintiff who opted out of such settlement.

On or about September 13, 2002, an action was filed against Simon Marketing and McDonald's in Canada in Ontario Provincial Court alleging substantially the same facts as in the United States class action lawsuits and adding an allegation that Simon Marketing and McDonald's deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs were Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, a second action was filed against Simon Marketing and McDonald's in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Company and McDonald's have filed motions to dismiss or stay these cases on the basis of the Boland Settlement. The Canadian Court has dismissed the case filed in September 2002, but has allowed the October 2002 case to move forward. An appeal of that decision by McDonald's and the Company has been denied by the Court of Appeal. During the third quarter of 2005, the Company entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company agreed to pay $650,000 Canadian ($554,512 US) to be used for costs, fees and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement is subject to certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP ("PWC") and two other accounting firms, citing the accountants' failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald's promotional games. The complaint alleged that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, sought unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. Defendants' demurrers to the first and a second amended complaint were sustained in part, including the dismissal of all claims for punitive damages with no leave to amend. A third amended complaint was filed, and defendants' demurrer to all causes of action was sustained without leave to amend. The Company appealed this ruling with respect to PWC only, and the California Court of Appeal subsequently reversed the lower court and reinstated the case against PWC. The case is now proceeding in the discovery stage.

On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. ("HA-LO"), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. The Company has retained bankruptcy counsel to represent it in the matter and is investigating facts surrounding the alleged payment. It has recorded a contingent loss liability of $.5 million related to this matter.

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

                      2005            2004
                 -------------   -------------
                  High    Low     High    Low
                 -----   -----   -----   -----
First Quarter    $0.17   $0.12   $0.41   $0.05
Second Quarter    0.32    0.17    0.31    0.16
Third Quarter     0.30    0.20    0.22    0.10
Fourth Quarter    0.40    0.22    0.18    0.12

As of February 28, 2006, the Company had approximately 416 holders of record of its common stock. The last reported sale price of the Company's common stock on February 28, 2006, was $.25.

The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

During 2005, the Company did not repurchase any of its common stock.

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

                                                                     For the Years Ended December 31,
                                                          ------------------------------------------------------
Selected income statement data:                             2005      2004        2003      2002          2001
-------------------------------                           -------   -------     -------   --------     ---------
                                                                   (in thousands, except per share data)
Continuing operations:
   Net sales                                              $    --   $    --     $    --   $     --     $      --
   Net loss                                                (2,684)   (3,625)     (5,270)   (15,406)       (7,916)
   Loss per common share available
      to common shareholders - basic and diluted            (0.23)    (0.29)      (0.38)     (0.99)        (0.54)
Discontinued operations:
   Net sales                                                   --        --          --         --       324,040
   Net income (loss)                                         (478)   24,261(1)   (3,591)     6,120(2)   (114,429)(3)
   Earnings (loss) per common share - basic and diluted     (0.03)     1.46(1)    (0.22)      0.37(2)      (6.95)(3)

                                                   December 31,
                                --------------------------------------------------
Selected balance sheet data:      2005      2004      2003       2002       2001
----------------------------    -------   -------   --------   --------   --------
                                                  (in thousands)
Cash and cash equivalents (4)   $16,473   $18,892   $ 10,065   $ 14,417   $ 40,851
Total assets                     31,822    26,123     19,838     26,440     77,936
Long-term obligations                --        --         --         --      6,785
Redeemable preferred stock       31,118    29,904     28,737     27,616     26,538
Stockholders' deficit              (841)   (7,749)   (27,213)   (17,225)   (11,497)

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

(4)  Includes only non-restricted cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors.

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

On August 21, 2001, the Company was notified by McDonald's that it was terminating its approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson ("Mr. Jacobson"), a former employee of Simon Marketing who subsequently pled guilty to embezzling winning game pieces from McDonald's promotional games administered by Simon Marketing. No other Company employee was found to have any knowledge of or complicity in his illegal scheme. Simon Marketing was identified in the criminal indictment of Mr. Jacobson, along with McDonald's, as an innocent victim of Mr. Jacobson's fraudulent scheme. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. As a result of the above events, the Company no longer has an on-going promotions business.

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is on-going and will continue for some indefinite period primarily dependent upon on-going litigation. See Item 3. Legal Proceedings. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2005, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2005, the Company had a stockholders' deficit of $.8 million. For the year ended December 31, 2005, the Company had a net loss of $3.2 million. The Company incurred losses within its continuing operations in 2005 and continues to incur losses in 2006 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company's litigation with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit at December 31, 2005, the Company's significant loss from operations and the pending legal matters, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently managed by Messrs. George Golleher and J. Anthony Kouba, members of the Board of Directors who jointly act as Chief Executive Officers, in consultation with a principal financial officer and acting general counsel. In connection with such responsibilities, Messrs. Golleher and Kouba entered into Executive Services Agreements dated May 30, 2003, which were subsequently amended in May 2004. See Item 11. Executive Compensation.

The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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

Management applies the following critical accounting policies in the preparation of the Company's consolidated financial statements:

LONG-TERM INVESTMENTS

In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the

Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $11.5 million as of December 31, 2005.

At December 31, 2005, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates in turn principally holds an investment in the common stock of Source Interlink Companies. Prior to 2005, this investment was in Alliance Entertainment Corp. ("Alliance") which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

In March 2004, the Emerging Issues Task Force ("EITF") of the FASB, issued EITF 03-16, "Accounting for Investments in Limited Liability Companies," which required the Company to change its method of accounting for its investment in Yucaipa AEC Associates from the cost method to the equity method for periods ending after July 1, 2004.

On February 28, 2005, Alliance merged with Source Interlink Companies, Inc. ("Source"), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. As such, the primary asset of Yucaipa AEC is its investment in Source. Inasmuch as Source is a publicly traded company, the Company's pro-rata investment in Yucaipa AEC Associates, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source on the date of closing of the merger. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect the change in its underlying investment within Yucaipa AEC Associates, the Company recorded an unrealized gain to Other Comprehensive Income of $11.3 million ($10.8 million net of tax), which does not reflect any discount for illiquidity. As the Company's investment in Yucaipa AEC Associates is accounted for under the equity method, the Company will adjust its investment based in its pro rata share of the earnings and losses of Yucaipa AEC Associates. Other than the merger of Alliance with Source, there were no such adjustments during 2005. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC Associates or its indirect interest in Source which power is held by Yucaipa AEC Associates. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC Associates, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC Associates.

While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments. During 2005, the Company recorded an investment impairment of $.2 million, net of related amounts recorded in unrealized gain on the balance sheet, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

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

On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. ("HA-LO"), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. Based on an assessment by management, during the three months ended September 30, 2005, the Company recorded a contingent loss liability of $.5 million related to this matter.

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which was secured by a letter of credit of the Company. As a result of the foregoing, the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability.

During the fourth quarter of 2005, Winthrop drew down the $1.6 million balance of the Company's letter of credit due to Cyrk's default on its obligations to Winthrop. An equal amount of the Company's restricted cash was drawn down by the Company's bank which had issued the letter of credit. Due to this default, Cyrk's $2.3 million subordinated note payable to the Company, which forgiven by the Company in 2003, was reinstated.

On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006 and the balance is payable, pursuant to a subordinated note (the "New Subordinated Note"), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the "Old Subordinated Note"); (iii) Cyrk's parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note or the Confession Judgment. So long as Cyrk does not default on the New Subordinated Note, the Company has agreed not to enter the Confession of Judgment in court. Cyrk's obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk's obligations to the financial institution which is Cyrk's senior lender, which obligations are secured by, among other things, substantially all of Cyrk's assets. In the event of a default by Cyrk of its obligations under the New Subordinated Note, there is no assurance that the Company will be successful in enforcing the Confession of Judgment.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision entitled, "Share Based Payment," to Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation." This revision supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. As such, this revision eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was available under SFAS No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This revision requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions). The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment", which summarizes the views of the SEC staff regarding the interaction between Statement No. 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. Statement No. 123(R) is effective for the annual reporting period beginning January 1, 2006. The Company does not expect the adoption of Statement No. 123(R) to have a material effect on its consolidated statements of financial position or results of operations, due to the small number of outstanding options.

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

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following table includes certain significant contractual obligations of the Company at December 31, 2005. See Notes to Consolidated Financial Statements for additional information related to these and other obligations.

                                                Payments Due by Period
                                     -------------------------------------------
                                             Less Than    1-3     4-5    After 5
                                     Total     1 Year    Years   Years    Years
                                     -----   ---------   -----   -----   -------
                                                    (in thousands)
Operating leases (1)                  $ 33      $ 33      $ --    $ --     $--
Contingent payment obligations          53        53        --      --      --
Other long-term obligations (2)        400        80       160     160      --
                                      ----      ----      ----    ----     ---
Total contractual cash obligations    $486      $166      $160    $160     $--
                                      ====      ====      ====    ====     ===

(1) Payments for operating leases are recognized as an expense in the Consolidated Statement of Operations on a straight-line basis over the term of the lease.

(2) Relates to life insurance premiums for the benefit of a former Company executive and for which the Company is obligated.

OTHER COMMERCIAL COMMITMENTS

The following table includes certain commercial commitments of the Company at December 31, 2005. See Notes to Consolidated Financial Statements for additional information related to these and other commitments.

                                Total
                            Committed at                    Total Committed at end of
                            December 31,   -----------------------------------------------------------
                                2005       1 Year   2 Years   3 Years   4 Years   5 Years   Thereafter
                            ------------   ------   -------   -------   -------   -------   ----------
                                                          (in thousands)
Standby letters of credit       $372        $168      $--       $--       $--       $--         $--
                                ====        ====      ===       ===       ===       ===         ===

The amount committed at December 31, 2005, relates to a letter of credit provided by the Company to support the Company's obligation to Winthrop Resources Corporation.

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

CONTINUING OPERATIONS

2005 COMPARED TO 2004

There were no net sales during 2005 or 2004.

General and administrative expenses totaled $3.1 million in 2005 compared to $3.6 million in 2004. The decrease was primarily due to reductions in insurance expense ($.3 million), labor costs ($.1 million) and facilities costs ($.1 million) with no material offsetting increases. Changes in general and administrative expenses going forward are dependent on the outcome of the various alternative courses of action for the Company being considered by the Board of Directors, which include possibly acquiring or combining with one or more operating businesses. The Board has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Accordingly, the Company cannot predict changes in general and administrative expenses going forward.

The Company recorded an investment impairment during 2005 of $.2 million, net of related amounts recorded in unrealized gain on the balance sheet, to adjust the recorded value of its investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

2004 COMPARED TO 2003

There were no net sales during 2004 or 2003.

General and administrative expenses totaled $3.6 million in 2004 compared to $5.3 million in 2003. The decrease was primarily due to reductions in professional fees ($.7 million), insurance expense ($.5 million), labor costs ($.4 million) and facilities costs ($.1 million).

DISCONTINUED OPERATIONS

2005 COMPARED TO 2004

There were no net sales or gross profit during 2005 or 2004.

General and administrative expenses totaled $.2 million in 2005 compared to $2.0 million in 2004. The decrease was primarily due to a charge in 2004 against an asset related to an insurance policy for the benefit of a former Company executive and on which the Company was the beneficiary of the cash surrender value ($1.0 million) and a reduction in expenses and other items related to the wind-down of the Company's Europe and Hong Kong entities ($.8 million).

During 2004, and in connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of $12 million, the Company recorded a gain of $25 million. This gain was partially offset by a settlement loss of $.5 million resulting in a net gain on settlement of obligations of $24.5 million

2004 COMPARED TO 2003

There were no net sales or gross profit during 2004 or 2003.

General and administrative expenses totaled $2.0 million in 2004 compared to $1.4 million in 2003. The increase was primarily due to a charge of $1.0 million against an asset related to an insurance policy for the benefit of a former Company executive and on which the Company was the beneficiary of the cash surrender value partially offset by reductions in professional fees, labor costs, facilities costs, and other items related to the wind-down of the Company's Europe, Hong Kong and United States entities.

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

LIQUIDITY AND CAPITAL RESOURCES

The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company's cash position. As a result of the stockholders' deficit at December 31, 2005, the Company's significant loss from operations and the pending legal matters, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company had financed its working capital and capital expenditure requirements through cash generated from operations, and investing and financing activities such as public and private sales of common and preferred stock, bank borrowings, asset sales and capital equipment leases. The Company incurred losses within its continuing operations in 2005 and continues to incur losses in 2006 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income within its continuing operations, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock.

CONTINUING OPERATIONS

Working capital attributable to continuing operations at December 31, 2005, was $18.7 million compared to $21.4 million at December 31, 2004.

Net cash used in operating activities from continuing operations during 2005 totaled $2.5 million, primarily due to a loss from continuing operations of $2.7 million, resulting from the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters, partially offset by a investment impairment charge of $.2 million. By utilizing cash which had been received pursuant to the settlement of the Company's litigation with McDonald's in 2004 of $13 million, after attorney's fees, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In addition, the Company does not expect any significant capital expenditures in the foreseeable future.

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

Net cash provided by investing activities during 2005 totaled $.2 million, primarily due to a decrease in restricted cash.

Net cash used in investing activities during 2004 totaled $2.6 million, primarily due to an increase in restricted cash as such restricted cash was transferred from discontinued operations on the basis that discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

Net cash provided by investing activities during 2003 totaled $7.3 million, primarily due to a decrease in restricted cash as such restricted cash was transferred to discontinued operations on the basis that discontinued operations required additional assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

There were no financing cash flows from continuing operations during 2005, 2004 or 2003.

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants. As of December 31, 2005, there have not been any claims made against the trust. On March 1, 2006, the trust expired by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.

In addition to the legal matters discussed in Item 3. Legal Proceedings, the Company is also involved in other litigation and legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these other litigation and legal matters will have a material adverse effect on its financial condition, results of operations or net cash flows.

Restricted cash included within continuing operations at December 31, 2005 and 2004, totaled $2.8 million and $3.0 million, respectively, and primarily consisted of amounts deposited into an irrevocable trust, totaling $2.7 million and, at December 31, 2004, amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letter of credit.

DISCONTINUED OPERATIONS

Working capital (deficit) attributable to discontinued operations at December 31, 2005, was $(.3) million compared to $(.2) million at December 31, 2004.

Net cash used in discontinued operations during 2005 totaled $.4 million primarily due to cash used in operating activities of discontinued operations of $2.7 million, cash transferred from continuing operations of $.1 million, partially offset by cash provided by investing activities of discontinued operations of $2.4 million. The $2.7 million cash used in operating activities of discontinued operations is primarily due to a net loss of $.5 million, a reduction in working capital items of $1.9 million, and other items of $.3 million. The $2.4 million cash provided by investing activities of discontinued operations was primarily due to a decrease in restricted cash with $1.6 million of such reduction due to the default by Cyrk on the Winthrop lease. See "2001 Sale of Business" in Item 1. Business.

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

Net cash used in discontinued operations during 2003 totaled $3.6 million, primarily due to net cash used in operating activities of $.2 million, net cash used in investing activities of $6.6 million and a reallocation of funds, totaling approximately $3.2 million, from continuing to discontinued operations on the basis that discontinued operations required additional assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

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

There were no financing activities of discontinued operations during 2005, 2004 and 2003.

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

At December 31, 2004, the Company had various pre-existing letters of credit outstanding, which were cash collateralized and had various expiration dates through August 2007. As of December 31, 2004, the Company had approximately $3.0 million in outstanding letters of credit, which primarily consisted of letters of credit provided by the Company to support Cyrk's and the Company's obligations to Winthrop Resources Corporation. These letters of credit were secured, in part, by $2.5 million of restricted cash of the Company. The Company's letter of credit which supported Cyrk's obligations to Winthrop was also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. Cyrk has agreed to indemnify the Company if Winthrop makes any draw under the letter of credit which supported Cyrk's obligations to Winthrop. In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which were secured by the Company's letter of credit. In the event of default, Winthrop had the right to draw upon the Company's letter of credit. As a result of the foregoing facts, the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. During the fourth quarter of 2005, Winthrop drew down the $1.6 million balance of the Company's letter of credit due to Cyrk's default on its obligations to Winthrop. See "2001 Sale of Business" in Item 1. Business.

On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. ("HA-LO"), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. The Company has retained bankruptcy counsel to represent it in the matter and is investigating facts surrounding the alleged payment. It has recorded a contingent loss liability of $.5 million related to this matter.

Restricted cash included within discontinued operations at December 31, 2005 and 2004 totaled $.4 million and $2.8 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit. These amounts are in addition to the restricted cash amounts included within continuing operations at December 31, 2005 and 2004, totaling $2.8 million and $3.0 million, respectively, which primarily consisted of amounts deposited into an irrevocable trust, totaling $2.7 million and, at December 31, 2004, amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letter of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

Part of the Company's discontinued operations consists of certain consolidated subsidiaries that are denominated in foreign currencies. However, because the close down of these subsidiaries is substantially complete, there are no material assets or liabilities remaining at these subsidiaries. As such, the Company is not materially exposed to foreign currency exchange risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
                                                                       ----
Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004            F-2

Consolidated Statements of Operations for the years ended
   December 31, 2005, 2004 and 2003                                     F-3

Consolidated Statements of Stockholders' Deficit for the years ended
   December 31, 2005, 2004 and 2003                                     F-4

Consolidated Statements of Cash Flows for the years ended               F-5
   December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements                              F-6

Schedule II: Valuation and Qualifying Accounts                         F-21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: As of December 31, 2005, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba and George Golleher, the members of the Board of Directors, who have responsibility for the role of Chief Executive Officer of the Company, and Greg Mays, the Principal Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, the Company's disclosure controls were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's certificate of incorporation provides that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than fifteen) and that the Board of Directors shall be divided into three classes. On September 1, 1999, the Company entered into a Securities Purchase Agreement with Overseas Toys, L.P., an affiliate of Yucaipa, the holder of all of the Company's outstanding series A senior cumulative participating convertible preferred stock, pursuant to which the Company agreed to fix the size of the Board of Directors at seven members. Yucaipa has the right to designate three individuals to the Board of Directors and to designate the Chairman of the Board.

Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick
D. Brady, Allan I. Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton agreed to vote all of the shares beneficially held by them to elect the three Directors nominated by Yucaipa. On November 10, 1999, Ronald W. Burkle, George G. Golleher and Richard Wolpert were the three Yucaipa nominees elected to the Company's Board of Directors, of which Mr. Burkle became Chairman. Mr. Wolpert resigned from the Board of Directors on February 7, 2000. Thereafter, Yucaipa requested that Erika Paulson be named as its third designee to the Board of Directors and on May 25, 2000, Ms. Paulson was elected to fill the vacancy created by Mr. Wolpert's resignation. On June 15, 2001, Patrick D. Brady resigned from the Board of Directors. On August 24, 2001, Mr. Burkle and Ms. Paulson resigned from the Board of Directors. On May 25,2004 Greg Mays was elected to the Board to fill the vacancy which had been created by Mr. Brady's resignation. In a letter dated March 20, 2006, Yucaipa notified the Company that it was designating Ira Tochner and Erika Paulson to fill the vacancies which had been created by the August 2001 resignations and that it was further designating that Mr. Tochner be appointed Chairman of the Board, as it was entitled to do under the terms of its investment. As of March 31, 2006, the Company's Board had not yet effectuated the designated appointments but expects to do so in the very near future.

As a result of the notification from Yucaipa, the Board re-examined its membership composition to ensure that Directors unaffiliated with Yucaipa constituted a majority of its members going forward, as was provided in the Securities Purchase Agreement. As a result of that analysis, the Board and Mr. Mays concluded that his continued participation on the Board might give the appearance that Yucaipa had designated more than the three (of seven) seats to which it was entitled since in the past year Mr. Mays had been designated by Yucaipa to join the boards of directors of two companies in which it had significant investments. Consequently, on March 27, 2006, Mr. Mays agreed to resign from the Board and the Company terminated his Executive Services Agreement (see Item 11. Executive Compensation below) and pursuant thereto the parties exchanged mutual releases and Mr. Mays was paid severance under the Agreement of $210,000. The Company and Mr. Mays subsequently entered into a new agreement which is terminable by either party upon 90 days written notice which requires Mr. Mays to continue to provide accounting services and act as Chief Financial Officer of the Company under his existing salary and employment conditions until either party terminates the arrangement.

On March 27,2006, Terrence Wallock, the Company's acting general counsel, was elected to the Board of Directors to fill the vacancy created by Mr. Mays' resignation. For further information, see "Business History of Directors and Executive Officers" below.

The following table sets forth the names and ages of the Directors, the year in which each individual was first elected a director and the year his term expires:

        Name           Age   Class   Year Term Expires (a)   Director Since
        ----           ---   -----   ---------------------   --------------
Joseph W. Bartlett      72     I              2003                1993
Allan I. Brown          65     I              2003                1999
Joseph Anthony Kouba    58    III             2002                1997
George G. Golleher      57    II              2004                1999
Terrence J. Wallock     61    III             2006                2006

(a) No stockholders meeting to elect directors was held in 2005 or 2004. In accordance with Delaware law and the Company's by-laws, Mr. Bartlett's, Mr. Brown's, Mr. Kouba's, Mr. Golleher's, and Mr. Wallock's terms as directors continue until their successors are elected and qualified.

BUSINESS HISTORY OF DIRECTORS AND EXECUTIVE OFFICERS

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

MR. GOLLEHER is a consultant and private investor. Mr. Golleher's career includes numerous positions in senior financial capacities, including Chief Financial Officer. More recently, Mr. Golleher served as President and Chief Operating Officer of Fred Meyer, Inc. from March 1998 to June 1999, and also served as a member of its Board of Directors. Mr. Golleher served as Chief Executive Officer of Ralphs Grocery Company from January 1996 to March 1998 and was Vice Chairman from June 1995 to January 1996. Mr. Golleher serves on the Board of Directors of Rite-Aid Corporation and General Nutrition Centers, Inc.

MR. KOUBA is a private investor and is engaged in the business of real estate, hospitality and outdoor advertising. He has been an attorney and a member of the Bar in California since 1972.

MR. WALLOCK is an attorney, consultant and private investor. He also serves as the Company's Assistant Secretary and Legal Counsel. Prior to engaging in a consulting and private legal practice in 2000, he served a number of public companies as senior executive and general counsel, including Denny's Inc., The Vons Companies, Inc. and Ralphs Grocery Company.

MR. MAYS, age 59, is a consultant and private investor. He has served as the Company's Chief Financial Officer since May 2003. Through his career, Mr. Mays has held numerous executive and financial positions, most recently as Executive Vice President-Finance and Administration of Ralphs Grocery Company from 1995 to 1999. Mr. Mays also serves on the Board of Directors of Source Interlink Companies, Inc. and Pathmark Stores, Inc.

The Company's on-going operations are managed by Messrs. Golleher and Kouba, who have served as Co-Chief Executive Officers since May 2003, in consultation with Mr. Mays as Principal Financial Officer and Mr. Wallock, the Company's acting general counsel.

CODE OF ETHICS

The Company has adopted a code of ethics applicable to all directors, officers and employees which is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company undertakes to provide a copy to any person without charge upon written request.

AUDIT COMMITTEE FINANCIAL EXPERT

The members of the Audit Committee of the Board of Directors are Messrs. Bartlett (Chairman), Golleher, and Kouba. The Board of Directors has determined that Mr. Golleher is an "audit committee financial expert," as defined in the rules of the Securities and Exchange Commission, by reason of his experience described under "Business History of Directors and Executive Officers." Mr. Golleher may be deemed not to be an "independent director" under the rules applicable to national stock exchanges in the event the Company should ever qualify and seek relisting.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation the Company paid or accrued for services rendered in 2005, 2004 and 2003, for the individuals who have the responsibility for the roles of the executive officers of the Company:

                           Summary Compensation Table

                                                                                  Long-Term
                                               Annual Compensation (1)          Compensation
                                       --------------------------------------    Securities
              Name and                                           Other Annual    Underlying      All Other
         Principal Position            Year    Salary    Bonus   Compensation      Options     Compensation
         ------------------            ----   --------   -----   ------------   ------------   ------------
J. Anthony Kouba                       2005   $350,000    $--         $--              --      $ 84,720(2)
Co-Chief Executive Officer             2004    350,000     --          --              --       112,192(2)(3)
and Director                           2003    425,669     --          --          20,000       161,500(2)

George Golleher                        2005   $350,000    $--         $--              --      $ 87,939(2)
Co-Chief Executive Officer             2004    350,000     --          --              --       110,192(2)(3)
and Director                           2003    433,544     --          --          20,000       165,405(2)

Greg Mays                              2005   $210,000    $--         $--              --      $ 80,002(2)
Chief Financial Officer and Director   2004    210,000     --          --              --        41,551(2)
                                       2003    254,009     --          --          10,000       101,168

1. In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted for all of the individuals in the table because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonuses for such individuals for 2005, 2004 and 2003.

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

The following table sets forth for each of our executive officers certain information regarding exercises of stock options during 2005 and stock options held at the end of 2005:

                                                                           (in thousands)
                                            Number of Securities        Value of Unexercised
                    Shares                       Underlying                 In-the-Money
                   Acquired                 Unexercised Options              Options at
                      On        Value        at Fiscal Year-End         Fiscal Year End (1)
      Name         Exercise   Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
      ----         --------   --------   -------------------------   -------------------------
J. Anthony Kouba      --         $--            60,000 / --                   $2 / $--
George Golleher       --          --            30,000 / --                    2 /  --
Greg Mays             --          --            10,000 / --                    1 /  --


(1) This value is the difference between the market price of our common stock subject to the options on December 31, 2005 ($0.22 per share) and the option exercise (purchase) price, assuming the options were exercised and the shares sold on that date.

EXECUTIVE SERVICES AGREEMENTS

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, Golleher, Kouba, Mays and Wallock. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for on-going administration as well as future opportunities. The Agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, $6,731 per week to Messrs. Golleher and Kouba, $4,040 per week to Mr. Mays and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. As of December 31, 2005, no such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr. Wallock, May 27, 2006, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year's compensation and by the executive upon one year's notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year's salary. Under the amendments health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made. As described under "Directors and Executive Officers of the Registrant," the Company entered into a new Executive Services Agreement with Mr. Mays on March 27, 2006, upon termination of his prior agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Decisions concerning the 2005 compensation of Messrs. Kouba and Golleher, who serve as the Principal Executive Officers of the Company, were made by the Compensation, Governance, and Nominating Committee of the Board of Directors. The 2005 compensation of Mr. Mays, who serves, as the Company's Principal Financial Officer, was also determined by the Compensation, Governance, and Nominating Committee of the Board of Directors. In 2005, none of Messrs. Kouba, Golleher or Mays served as an executive officer, or on the Board of Directors, of any entity of which any of the other members of the Board of Directors served as an executive officer or as a member of its Board of Directors.

DIRECTORS' COMPENSATION

Directors are paid an annual retainer of $50,000. Directors also receive a fee of $2,000 for each Board of Directors, Audit and Compensation, Governance and Nominating Committees meeting attended. The Chairmen of the Audit and the Compensation, Governance and Nominating Committees also receive annual retainers of $7,500 and $5,000, respectively, plus an additional $500 for each committee meeting they chair.

As an inducement to the Company's Directors to continue their services to the Company in the wake of the events of August 21, 2001, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries (individually "Indemnitee" and collectively "Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. Pursuant to this Agreement, the Company deposited a total of $2.7 million with an independent trustee to fund any indemnification amounts owed to an Indemnitee which the Company is unable to pay. These arrangements, and the Executive Services Agreements, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors. As of December 31, 2005, there have not been any claims made against the trust. On March 1, 2006, the trust expired by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.

STOCK PERFORMANCE GRAPH

The following graph assumes an investment of $100 on December 31, 2000 and compares changes thereafter through December 31, 2005 in the market price of the Company's common stock with (1) the Nasdaq Composite Index (a broad market index) and (2) the Russell 2000 Index. The Russell 2000 Index was used in place of a published industry or line-of-business index because although the Company formerly had marketing services operations, the Company currently has no operating business. As such, a published industry or line-of-business index would not provide a meaningful comparison and the Company cannot reasonably identify a peer group. As an alternative, the Company used the Russell 2000 Index which represents a capitalization-weighted index designed to measure the performance of the 2,000 smallest publicly traded U.S. companies, in terms of market capitalization, that are included in the Russell 3000 Index. The Nasdaq Composite Index measures all Nasdaq domestic and international based common type stocks listed on The Nasdaq Stock Market and includes over 3,000 companies.

The performance of the indices is shown on a total return (dividend reinvestment) basis; however, the Company paid no dividends on its common stock during the period shown. The graph lines merely connect the beginning and ending of the measuring periods and do not reflect fluctuations between those dates.

                      COMPARISON OF COMULATIVE TOTAL RETURN

                              (PERFORMANCE GRAPH)

                          FISCAL YEAR ENDED
               ---------------------------------------
               2000   2001   2002   2003   2004   2005
               ----   ----   ----   ----   ----   ----
SWWI           $100    $ 5    $ 3    $ 2    $ 4    $ 7
NASDAQ          100     79     54     81     88     89
Russell 2000    100     86     67     85     93     97

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

This report has been prepared by the Company's Compensation, Governance and Nominating Committee of the Board of Directors (the "Compensation Committee") and addresses the Company's compensation policies with respect to its Co-Chief Executive Officers and its Chief Financial Officer.

The current compensation of the Company's Co-Chief Executive Officers and its Chief Financial Officer was set originally in May 2003 (i) in the case of Mr. Golleher, by the Compensation Committee (which then consisted of Messrs. Kouba and Bartlett) and (ii) in the case of Messrs. Kouba and Mays, by the Board of Directors, with Mr. Kouba abstaining as to his compensation (Mr. Mays was not on the Board at that time) pursuant to Executive Services Agreements entered into with those executives and others at that time. See Executive Services Agreements above. Inasmuch as the Company had not yet resolved significant liability exposure which it was facing at that time and had no operating business, the Committee and the Board determined that it would not then be feasible or economical to conduct an executive search or offer a customary compensation package to executive officer candidates. Rather, the Board appointed the two members of the Executive Committee of the Board to the role of Co-Chief Executive Officers, and appointed a Chief Financial Officer, at compensation lower than their customary consulting fees. In so doing, the Board was able to reduce overhead to the Company while retaining the services and availability of these experienced executives who were intimately familiar with the affairs of the Company.

After reviewing the salaries of the Co-Chief Executive Officers and Chief Financial Officer in 2005, the Compensation Committee chose to make no adjustments to the arrangements then in place. The Compensation Committee's policies for executive office compensation in 2005 were unchanged from 2003, as described above, and were not based on corporate performance since the Company had no operating business.


The Compensation Committee:

     Allan I. Brown
     Joseph W. Bartlett

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of the Company's common stock at February 28, 2006. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company's common stock shown as beneficially owned by them.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth each person known by the Company (other than Directors and Executive Officers) to own beneficially more than 5% of the outstanding common stock:

                                              Number of Shares
            Name and Address                   Of Common Stock      Percentage Of
           Of Beneficial Owner             Beneficially Owned (1)       Class
----------------------------------------   ----------------------   -------------
Yucaipa and affiliates (2)(3)
Overseas Toys, L.P.
OA3, LLC
Multi-Accounts, LLC
Ronald W. Burkle                                  3,793,185             18.6%

Everest Special Situations Fund L.P. (4)
Maoz Everest Fund Management Ltd.
Elchanan Maoz
Platinum House
21 H' arba' a Street
Tel Aviv 64739 Israel                             1,507,000              9.0%

Hazelton Capital Limited (4)(5)
28 Hazelton Avenue
Toronto, Ontario Canada M5R 2E2                   1,130,537              6.8%

Eric Stanton (4)(6)
39 Gloucester Road
6th Floor
Wanchai
Hong Kong                                         1,123,023              6.7%

Gregory P. Shlopak (4)(7)
63 Main Street
Gloucester, MA 01930                              1,064,900              6.4%

H. Ty Warner (4)
P.O. Box 5377
Oak Brook, IL 60522                                 975,610              5.9%

1. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2005, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock including the conversion of the series A preferred stock.

2. Represents shares of common stock issuable upon conversion of 31,118 shares of outstanding series A preferred stock and accrued dividends. Percentage based on common stock outstanding, plus all such convertible shares. Overseas Toys, L.P. is an affiliate of Yucaipa and is the holder of record of all the outstanding shares of series A preferred stock. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

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

3. Based on 20,446,378 shares of common stock outstanding and issuable upon conversion of 31,118 shares of outstanding series A preferred stock and accrued dividends as of December 31, 2005.

4. Based on 16,653,193 shares of common stock outstanding as of December 31, 2005.

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information at December 31, 2005, regarding the beneficial ownership of the Company's common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of December 31, 2005) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company's directors and persons performing the roles of executive officers as a group:

                                           Number of Shares
            Name and Address                Of Common Stock    Percentage Of
        Of Beneficial Owner (1)           Beneficially Owned     Class (2)
---------------------------------------   ------------------   -------------
Allan I. Brown (3)                             1,133,023            6.8%
Joseph W. Bartlett (4)                            90,000              *
Joseph Anthony Kouba (5)                          60,000              *
George G. Golleher (6)                            45,000              *
Terrence Wallock (7)                               5,000              *
Greg Mays (8)                                     10,000              *
All directors and executive officers as
   a group (6 persons)                         1,343,023            8.1%

*    Represents less than 1%

(1) The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 5200 W. Century Boulevard, Suite 420, Los Angeles, California, 90045. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2005, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights including the conversion of the series A preferred stock into shares of common stock.

(2) Based on 16,653,193 shares of common stock outstanding as of December 31, 2005.

(3) Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2005. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares of common stock. Mr. Brown is party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick D. Brady, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company's Board of Directors. Mr. Brown expressly disclaims beneficial ownership of any shares except for the 1,133,023 shares as to which he possesses sole voting and dispositive power.

(4) The 90,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2005.

(5) The 60,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2005.

(6) Includes 30,000 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2005.

(7) The 5,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2005.

(8) The 10,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2005, regarding the Company's 1993 Omnibus Stock Plan (the "1993 Plan") and 1997 Acquisition Stock Plan (the "1997 Plan"). The Company's stockholders previously approved the 1993 Plan and the 1997 Plan and all amendments that were subject to stockholder approval. As of December 31, 2005, options to purchase 215,000 shares of common stock were outstanding under the 1993 Plan and no options were outstanding under the 1997 Plan. The Company's 1993 Employee Stock Purchase Plan was terminated effective December 31, 2001, and no shares of the Company's common stock are issuable under that plan. The 1993 Plan expired in May 2003, except as to options outstanding under the 1993 Plan.

                                                                           Number of Shares
                                                                            of Common Stock
                                      Number of Shares                       Available for
                                      of Common Stock       Weighted-       Future Issuance
                                     to be Issued Upon       Average       (excluding those
                                        Exercise of       Exercise Price     in column (a))
                                     Outstanding Stock    of Outstanding    Under the Stock
                                          Options         Stock Options      Option Plans
                                     -----------------   ---------------   ----------------
Plans Approved by Stockholders            215,000        $4.51 per share     1,000,000 (1)
Plans Not Approved by Stockholders     Not applicable    Not applicable    Not applicable
Total                                     215,000        $4.51 per share     1,000,000 (1)

(1)  Available for issuance under the 1997 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursement for expenses, for professional services rendered by the Company's independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2004:

                         Fiscal Year
                         -----------
                         2005   2004
                         ----   ----
                             (in
                          thousands)
Audit fees (1)           $100   $ 89
Audit-related fees (2)     12     12
Tax fees (3)               42     45
All other fees (4)         --     --
                         ----   ----
Total                    $154   $146
                         ====   ====

(1) Audit fees are related to the audit of the Company's consolidated annual financial statements, review of the interim consolidated financial statements and services normally provided by the Company's independent registered public accounting firm in connection with statutory and regulatory filings and engagements.

(2) Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under Audit fees. This category includes fees billed related to employee benefit plan audits.

(3)  Tax fees are related to tax compliance, planning, and consulting.

(4) All other fees are for services other than those reported in the other categories.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          1.   FINANCIAL STATEMENTS:

                    Consolidated Balance Sheets as of December 31, 2005 and 2004

                    Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

                    Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2005, 2004 and 2003

                    Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

                    Notes to Consolidated Financial Statements

          2. FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003:

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Messrs. Golleher and Kouba of the Board of Directors have the responsibility for the role of the Principal Executive Officer of the registrant.

Date: March 31, 2006     SIMON WORLDWIDE, INC.


                         /s/ George G. Golleher       /s/ J. Anthony Kouba
                         --------------------------   --------------------------
                         GEORGE G. GOLLEHER           J. ANTHONY KOUBA
                         Co-Chief Executive Officer   Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joseph W. Bartlett                  Director                      March 31, 2006
-------------------------------------
JOSEPH W. BARTLETT


/s/ Allan I. Brown                      Director                      March 31, 2006
-------------------------------------
ALLAN I. BROWN


/s/ Terrence Wallock                    Director                      March 31, 2006
-------------------------------------
TERRENCE WALLOCK


/s/ George G. Golleher                  Director and                  March 31, 2006
-------------------------------------   Co-Chief Executive Officer
GEORGE G. GOLLEHER


/s/ J. Anthony Kouba                    Director and                  March 31, 2006
-------------------------------------   Co-Chief Executive Officer
J. ANTHONY KOUBA


/s/ Greg Mays                           Principal Financial Officer   March 31, 2006
-------------------------------------
GREG MAYS

EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
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

2.3 (9) March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4 (9)       Mutual Release Agreement between Cyrk and Simon

2.5 (10)      Letter Agreement Between Cyrk and Simon, dated December 20, 2002

2.6           Settlement Agreement and Mutual General Release between Cyrk and
              Simon dated January 31, 2006, filed herewith

2.7 Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006, filed herewith

3.1 (3)       Restated Certificate of Incorporation of the Registrant

3.2           Amended and Restated By-laws of the Registrant, effective
              March 27, 2006, filed herewith

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

10.30         May 3, 2004, Amendment No. 1 to Executive Services Agreements with
              Messrs. Bartlett, Brown, Golleher and Kouba, filed herewith
              (replaces previously filed copies of these amendments)

10.31         March 27, 2006, Amendment No. 2 to Wallock Executive Services
              Agreement, filed herewith

10.32 March 27, 2006, New Executive Services Agreement with Mr. Mays, filed herewith

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Simon Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a stockholders' deficit, has suffered significant losses from operations, has no operating revenue and faces significant legal actions that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Los Angeles, California
March 3, 2006

                         PART I - FINANCIAL INFORMATION

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                               December 31,   December 31,
                                                                                   2005           2004
                                                                               ------------   ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                      $  16,310    $  18,892
   Restricted cash                                                                    2,818        2,973
   Prepaid expenses and other current assets                                            316          483
   Assets from discontinued operations to be disposed of - current (Note 4)             541        2,815
                                                                                  ---------    ---------
Total current assets                                                                 19,985       25,163

Non-current assets:
   Property and equipment, net                                                            4           13
   Other assets                                                                         109          198
   Investments                                                                       11,456          500
   Assets from discontinued operations to be disposed of - non-current (Note 4)         268          249
                                                                                  ---------    ---------
Total non-current assets                                                             11,837          960
                                                                                  ---------    ---------
                                                                                  $  31,822    $  26,123
                                                                                  =========    =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable:
      Trade                                                                       $     187    $     226
      Affiliates                                                                        176          166
   Accrued expenses and other current liabilities                                       373          512
   Liabilities from discontinued operations - current (Note 4)                          809        3,064
                                                                                  ---------    ---------
Total current liabilities                                                             1,545        3,968
Commitments and contingencies
Redeemable preferred stock, Series A1 senior cumulative
   participating convertible, $.01 par value, 31,118 shares issued and outstanding at December 31, 2005, and 29,904 shares issued and outstanding
   at December 31, 2004, stated at redemption value of $1,000 per share              31,118       29,904
Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares authorized;
      16,653,193 shares issued and outstanding at December 31, 2005 and 2004            167          167
   Additional paid-in capital                                                       138,500      138,500
   Retained deficit                                                                (150,802)    (146,416)
   Unrealized gain on investments                                                    11,294           --
                                                                                  ---------    ---------
Total stockholders' deficit                                                            (841)      (7,749)
                                                                                  ---------    ---------
                                                                                  $  31,822    $  26,123
                                                                                  =========    =========

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                    2005       2004      2003
                                                                  -------    -------   -------
Revenues                                                          $    --    $    --   $    --
General and administrative expenses                                 3,086      3,625     5,270
                                                                  -------    -------   -------
Operating loss from continuing operations                          (3,086)    (3,625)   (5,270)
Interest income                                                       623         --        --
Investment impairments                                               (221)        --        --
                                                                  -------    -------   -------
Loss from continuing operations before income taxes                (2,684)    (3,625)   (5,270)
Income tax                                                             --         --        --
                                                                  -------    -------   -------
Net loss from continuing operations                                (2,684)    (3,625)   (5,270)
Income (loss) from discontinued operations, net of tax (Note 4)      (478)    24,261    (3,591)
                                                                  -------    -------   -------
Net income (loss)                                                  (3,162)    20,636    (8,861)
Preferred stock dividends                                          (1,224)    (1,172)   (1,127)
                                                                  -------    -------   -------
Net income (loss) available to common stockholders                $(4,386)   $19,464   $(9,988)
                                                                  =======    =======   =======
Loss per share from continuing operations available
   to common stockholders:
   Loss per common share - basic and diluted                      $ (0.23)   $ (0.29)  $ (0.38)
                                                                  =======    =======   =======
   Weighted average shares outstanding - basic and diluted         16,653     16,653    16,653
                                                                  =======    =======   =======
Income (loss) per share from discontinued operations:
   Income (loss) per common share - basic and diluted             $ (0.03)   $  1.46   $ (0.22)
                                                                  =======    =======   =======
   Weighted average shares outstanding - basic and diluted         16,653     16,653    16,653
                                                                  =======    =======   =======
Net income (loss) available to common stockholders:
   Net income (loss) per common share - basic and diluted         $ (0.26)   $  1.17   $ (0.60)
                                                                  =======    =======   =======
   Weighted average shares outstanding - basic and diluted         16,653     16,653    16,653
                                                                  =======    =======   =======

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              For the years ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                                                    Accumulated
                                            Common        Additional    Retained                       Other           Total
                                            Stock           Paid-in    (Deficit)   Comprehensive   Comprehensive   Stockholders'
                                       ($.01 Par Value)     Capital     Earnings   Income (Loss)       Income         Deficit
                                       ----------------   ----------   ---------   -------------   -------------   -------------
Balance, December 31, 2002                   $167          $138,500    $(155,892)                     $    --        $(17,225)
Comprehensive loss:
   Net loss                                                               (8,861)     $(8,861)                         (8,861)
   Other comprehensive loss                                                                --              --
                                                                                      -------
Comprehensive loss                                                                    $(8,861)
                                                                                      =======
Dividends on preferred stock                                              (1,127)                                      (1,127)
                                             ----          --------    ---------                      -------        --------
Balance, December 31, 2003                    167           138,500     (165,880)                                     (27,213)
                                                                                                           --
Comprehensive income:
   Net income                                                             20,636      $20,636                          20,636
   Other comprehensive income                                                              --              --
                                                                                      -------
Comprehensive income                                                                  $20,636
                                                                                      =======
Dividends on preferred stock                                              (1,172)                                      (1,172)
                                             ----          --------    ---------                      -------        --------
Balance, December 31, 2004                    167           138,500     (146,416)                          --          (7,749)

Comprehensive income:
   Net loss                                                               (3,162)     $(3,162)                         (3,162)
   Other comprehensive income:
      Unrealized gain on investments                                                   11,294                          11,294
                                                                                      -------
   Other comprehensive income                                                          11,294          11,294
                                                                                      -------
Comprehensive income                                                                  $ 8,132
                                                                                      =======
Dividends on preferred stock                                              (1,224)                                      (1,224)
                                             ----          --------    ---------                      -------        --------
Balance, December 31, 2005                   $167          $138,500    $(150,802)                     $11,294        $   (841)
                                             ====          ========    =========                      =======        ========

        See the accompanying Notes to Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                2005      2004      2003
                                                              -------   --------   -------
Cash flows from operating activities:
   Net income (loss)                                          $(3,162)  $ 20,636   $(8,861)
   Income (loss) from discontinued operations                    (478)    24,261    (3,591)
                                                              -------   --------   -------
   Loss from continuing operations                             (2,684)    (3,625)   (5,270)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation                                               9         20        64
         Charge for impaired investments                          221         --        --
         Gain on settlement of obligations                         --    (11,500)      (23)
         Cash received from settlement                             --     13,000        --
         Cash provided by (used in) discontinued operations    (2,731)     9,108      (127)
         Cash transferred to (from) continuing operations         (58)    10,066     3,119
   Increase (decrease) in cash from changes
      in working capital items:
         Prepaid expenses and other current assets                167        257       654
         Accounts payable                                         (29)       156        29
         Accrued expenses and other current liabilities          (139)       389      (355)
                                                              -------   --------   -------
Net cash provided by (used in) operating activities            (5,244)    17,871    (1,909)
                                                              -------   --------   -------
Cash flows from investing activities:
   Purchase of property and equipment                              --         --       (30)
   Decrease (increase) in restricted cash                         155     (2,639)    7,306
   Cash provided by (used in) discontinued operations           2,418      3,582    (6,565)
   Other, net                                                      89         78        17
                                                              -------   --------   -------
Net cash provided by investing activities                       2,662      1,021       728
                                                              -------   --------   -------
Cash flows from financing activities                               --         --        --
                                                              -------   --------   -------
Net increase (decrease) in cash and cash equivalents           (2,582)    18,892    (1,181)
Cash and cash equivalents, beginning of period                 18,892         --     1,181
                                                              -------   --------   -------
Cash and cash equivalents, end of period                      $16,310   $ 18,892   $    --
                                                              =======   ========   =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                            $     6   $     23   $    11
                                                              =======   ========   =======
Supplemental non-cash investing activities:
   Dividends paid in kind on redeemable preferred stock       $ 1,214   $  1,167   $ 1,121
                                                              =======   ========   =======

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue for some indefinite period primarily dependent upon ongoing litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2005, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company's promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2005, the Company had a stockholders' deficit of $.8 million. For the year ended December 31, 2005, the Company had a net loss of $3.2 million. The Company incurred losses within its continuing operations in 2005 and continues to incur losses in 2006 for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company's litigation with McDonald's in 2004 (see Note 4), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders' deficit at December 31, 2005, the Company's significant loss from operations and the pending legal matters, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently managed by members of the Board of Directors, consisting of Messrs. George Golleher and J. Anthony Kouba, who jointly act as Chief Executive Officers, in consultation with a principal financial officer and acting general counsel. In connection with such responsibilities, Messrs. Golleher and Kouba entered into Executive Services Agreements dated May 30, 2003, which were subsequently amended in May 2004.

The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock (see Note 12). The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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

On or about September 13, 2002, an action was filed against Simon Marketing and McDonald's in Canada in Ontario Provincial Court alleging substantially the same facts as in the United States class action lawsuits and adding an allegation that Simon Marketing and McDonald's deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald's promotional games. The plaintiffs were Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, a second action was filed against Simon Marketing and McDonald's in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Company and McDonald's have filed motions to dismiss or stay these cases on the basis of the Boland Settlement. The Canadian Court has dismissed the case filed in September 2002, but has allowed the October 2002 case to move forward. An appeal of that decision by McDonald's and the Company has been denied by the Court of Appeal. During the third quarter of 2005, the Company entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company agreed to pay $650,000 Canadian ($554,512 US) to be used for costs, fees and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement is subject to certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court.

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

On October 19, 2005 the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. ("HA-LO"), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company for the sale of inventory in the amount of $459,852 plus interest. Based on an assessment by management and during the three months ended September 30, 2005, the Company recorded a contingent loss liability of $.5 million related to this matter.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation.

STOCK-BASED COMPENSATION PLANS AND PRO FORMA STOCK-BASED COMPENSATION EXPENSE

At December 31, 2005, the Company had one stock-based compensation plan, which is described below. In December 2004, the FASB issued a revision entitled, "Share-Based Payment," to Statement No. 123, "Accounting for Stock-Based Compensation." This revision ("Statement No. 123(R)") supersedes APB Opinion No. 25 and its related implementation guidance. As such, Statement No. 123(R) eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was available under Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123(R) requires entities to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions). The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment", which summarizes the views of the SEC staff regarding the interaction between Statement No. 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. Statement No. 123(R) is effective for the annual reporting period beginning January 1, 2006. The Company does not expect the adoption of Statement No. 123(R) to have a material effect on its consolidated statements of financial position or results of operations, due to the small number of outstanding options.

Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with Statement No. 123, the Company's net income (loss) available to common stockholders and income (loss) per common share would have been adjusted to the pro forma amounts indicated below:

                                                                     2005      2004      2003
                                                                   -------   -------   -------
                                                                          (in thousands)
Net income (loss) available to common stockholders - as reported   $(4,386)  $19,464   $(9,988)
Add: Stock-based compensation expense
   included in reported net income (loss), net of income tax            --        --        --
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of income taxes                                     (11)       --        --
                                                                   -------   -------   -------
Net income (loss) available to common stockholders - pro forma     $(4,397)  $19,464   $(9,988)
                                                                   =======   =======   =======
Income (loss) per common share - basic and diluted - as reported   $ (0.26)  $  1.17   $ (0.60)
Income (loss) per common share - basic and diluted - pro forma     $ (0.26)  $  1.17   $ (0.60)

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

In March 2004, the Emerging Issues Task Force ("EITF") of the FASB, issued EITF 03-16, "Accounting Investments in Limited Liability Companies," which required the Company to change its method of accounting for its investment in Yucaipa AEC Associates from the cost method to the equity method for periods ending after July 1, 2004.

The Company recorded an investment impairment during 2005 of $.2 million, net of related amounts recorded in unrealized gain on the balance sheet, to adjust the recorded value of its investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

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

FOREIGN CURRENCY TRANSLATION

At December 31, 2005, the Company had subsidiaries in Europe and Hong Kong, with the wind-down of such subsidiaries being substantially complete. The Company translates these subsidiaries' financial statements, which are denominated in foreign currency, by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average rates of exchange during the period. Translation gains and losses are recorded in a separate component of stockholders' deficit and transaction gains and losses are reflected in income.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share have been determined in accordance with the provisions of SFAS No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation (see Note 16).

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

On October 19, 2005 the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. ("HA-LO"), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. Based on an assessment by management during the three months ended September 30, 2005, the Company recorded a contingent loss liability of $.5 million related to this matter.

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

One of the obligations assumed by Cyrk was to Winthrop Resources Corporation ("Winthrop"). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. The available amount under this letter of credit reduces over time as the underlying obligation to Winthrop reduces. As of September 30, 2005, the available amount under the letter of credit was $2.1 million which was secured, in part, by $1.6 million of restricted cash of the Company. The Company's letter of credit was also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company.

Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation is not required under the provisions of FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which were secured by the Company's letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5, "Accounting for Contingencies," the Company recorded a charge in 2003 of $2.8 million to Other Expense with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability.

During the fourth quarter of 2005, the Company received notification that Winthrop has drawn upon the letter of credit due to a default by Cyrk. Cyrk has agreed to indemnify the Company if Winthrop made any draw under this letter of credit. No assurances can be made that the Company will be successful in enforcing those rights or, if successful, collecting damages from Cyrk. See Note
18. Subsequent Events.

4. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company had effectively eliminated a majority of its on-going promotions business operations by April 2002. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. The Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. At December 31, 2005, the Company's elimination of its on-going promotions business operations is substantially complete.

Assets and liabilities related to discontinued operations at December 31, 2005 and 2004, as disclosed in the accompanying consolidated financial statements, consist of the following:

                                                        December 31,   December 31,
                                                            2005           2004
                                                        ------------   ------------
                                                               (in thousands)
Assets:
   Cash and cash equivalents                                $163          $   --
   Restricted cash                                           378           2,815
                                                            ----          ------
   Total current assets
                                                             541           2,815
   Other assets                                              268             249
                                                            ----          ------
Assets from discontinued operations to be disposed of       $809          $3,064
                                                            ====          ======
Liabilities:
Accounts payable - trade                                    $ 19          $   58
   Accrued expenses and other current liabilities            790           3,006
                                                            ----          ------
   Total current liabilities
                                                             809           3,064
                                                            ----          ------
Liabilities from discontinued operations                    $809          $3,064
                                                            ====          ======

Net income (loss) from discontinued operations for the years ended December 31, 2005, 2004 and 2003, as disclosed in the accompanying consolidated financial statements, consists of the following:

                                                           2005     2004       2003
                                                          -----   --------   -------
                                                                (in thousands)
Net sales                                                 $  --   $     --   $    --
Cost of sales                                                --         --        --
                                                          -----   --------   -------
Gross profit                                                 --         --        --

General and administrative expenses                         175      1,990     1,359
Loss (gain) on settlement of obligations and litigation     555    (24,500)      (23)
                                                          -----   --------   -------
Operating income (loss)                                    (730)    22,510    (1,336)

Interest income                                              --        283       246
Other income (expense)                                      252      1,468    (2,501)
                                                          -----   --------   -------
Income (loss) before income taxes                          (478)    24,261    (3,591)
Income tax expense (benefit)                                 --         --        --
                                                          -----   --------   -------
Net income (loss)                                         $(478)  $ 24,261   $(3,591)
                                                          =====   ========   =======

GENERAL AND ADMINISTRATIVE EXPENSES

During 2004, certain events occurred that indicated the Company would not realize amounts related to an insurance policy for the benefit of a former company executive and on which the Company is the beneficiary of the cash surrender value. As such, the Company recorded a charge against such asset of $1.0 million.

LOSS (GAIN) ON SETTLEMENT OF OBLIGATIONS

As previously reported, an action has been pending against the Company in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis for the diversion from seeding in Canada of high-level winning prizes in certain McDonald's promotional games administered by Simon Marketing. During 2005, the Company entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company agreed to pay $650,000 Canadian ($554,512 US) to be used for costs, fees and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement is subject to certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court.

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

OTHER INCOME (EXPENSE)

In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which was secured by the Company's letter of credit. As a result of the foregoing, and in accordance with FASB Statement No. 5, "Accounting for Contingencies," the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. The liability component of such charge was recorded to Accrued Expenses and Other Current Liabilities. Such liability was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. The other income for 2005 was partially offset by a contingent loss accrual of $.5 million related to the HA-LO matter. See Note 3.

5. RESTRICTED CASH

Restricted cash included within discontinued operations at December 31, 2005 and 2004, totaled $.4 million and $2.8 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company's obligations pursuant to its outstanding standby letters of credit.

Restricted cash included within continuing operations at December 31, 2005 and 2004, totaled $2.8 million and $3.0 million, respectively, and primarily consisted of amounts deposited into an irrevocable trust, totaling $2.7 million and, at December 31, 2004, amounts deposited with lenders to satisfy the Company's obligations pursuant to its standby letter of credit. On March 1, 2006, the trust expired by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  Discontinued    Continuing
                                                   Operations     Operations      Total
                                                  ------------   -----------   -----------
                                                             As of December 31,
                                                  ----------------------------------------
                                                   2005   2004   2005   2004   2005   2004
                                                   ----   ----   ----   ----   ----   ----
                                                               (in thousands)
Machinery and equipment                             $--    $--   $ 27   $ 27   $ 27   $ 27
Less: Accumulated depreciation and amortization      --     --    (23)   (14)   (23)   (14)
                                                   ----    ---   ----   ----   ----   ----
                                                    $--    $--   $  4   $ 13   $  4   $ 13
                                                   ====    ===   ====   ====   ====   ====

Depreciation and amortization expense on property and equipment totaled approximately $9,000, $20,000, and $64,000 during 2005, 2004 and 2003, respectively.

7. INVESTMENTS

In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company's position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company's investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $11.5 million as of December 31, 2005.

At December 31, 2005, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates, in turn, primarily held an equity investment in the Source Interlink Companies ("Source"), received upon the merger of Alliance Entertainment Companies ("Alliance") with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

In March 2004, the Emerging Issues Task Force ("EITF") of the FASB, issued EITF 03-16, "Accounting for Investments in Limited Liability Companies," which required the Company to change its method of accounting for its investment in Yucaipa AEC Associates from the cost method to the equity method for periods ending after July 1, 2004.

On February 28, 2005, Alliance merged with Source Interlink Companies, Inc. ("Source"), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers. Inasmuch as Source is a publicly traded company, the Company's pro-rata investment in Yucaipa AEC Associates, which holds the shares in Source, is equal to the number of Source shares indirectly held by the

Company multiplied by the stock price of Source on the date of closing of the merger. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect the value of the new marketable securities constituting the primary asset of Yucaipa AEC Associates, the Company recorded an unrealized gain to Other Comprehensive Income of $11.3 million ($10.8 million net of tax), which does not reflect any discount for illiquidity. As the Company's investment in Yucaipa AEC Associates is accounted for under the equity method, the Company will adjust its investment based in its pro rata share of the earnings and losses of Yucaipa AEC Associates. Other than the merger of Alliance with Source, there were no such adjustments during 2005. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC Associates or its indirect interest in Source which power is held by Yucaipa AEC Associates. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC Associates, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC Associates.

While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments. During 2005, the Company recorded an investment impairment of $.2 million, net of related amounts recorded in unrealized gain on the balance sheet, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

8. LEASE OBLIGATIONS

The approximate minimum rental commitments under all noncancelable leases at December 31, 2005, totaled approximately $33,000, which are due in 2006.

For the years ended December 31, 2005, 2004, and 2003, rental expense for all operating leases included within continuing operations was approximately $44,000, $117,000, and $165,000, respectively, and rental expense for all operating leases included within discontinued operations was $0, $0, and $180,000, respectively. Rent is charged to operations on a straight-line basis.

9. INCOME TAXES

The Company had no provision or benefit for income taxes for 2005, 2004 and 2003.

As required by SFAS No. 109 "Accounting for Income Taxes," the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of approximately $39.7 million is required at December 31, 2005. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2005 and 2004, were as follows (in thousands):

                             2005       2004
                           --------   --------
Deferred tax assets:
   Receivable reserves     $     --   $     83
   Other asset reserves       2,959      4,007
   Deferred compensation         38         40
   Capital Losses             7,137      7,137
   Foreign tax credits           82         82
   AMT credit                   649        649
   Net operating losses      28,792     26,440
   Depreciation                  --         18
   Valuation Allowance      (39,657)   (38,456)
                           --------   --------
                           $     --   $     --
                           ========   ========

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $72.4 million and $47.4 million, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards began to expire in 2005. As of December 31, 2005, the Company also had foreign tax credit carryforwards of $.1 million that expire in 2009. As of December 31, 2005, the Company had federal and state capital loss carryforwards of $16.7 million which begin to expire in 2006 through 2008.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                           2005   2004   2003
                                                           ----   ----   ----
Federal Tax (benefit) rate                                 -34%   -34%   -34%

Increase (decrease) in taxes resulting from
   State income taxes                                       (6)    (6)    (6)
   Effect of foreign income or loss                          2     (8)    23
   Change in valuation allowance                            37     48     51
   Effect of non-utilization of state losses                --     --      2
   Life insurance                                            1     --      3
   Adjustment to state tax liability                        --     --     (9)
   Foreign tax credits                                      --     --     27
   Post-tax return filing Net Operating Loss adjustments    --     --    (50)
   Other, net                                               --     --     (7)
                                                           ---    ---    ---
                                                             0%     0%     0%
                                                           ===    ===    ===

An audit by the Internal Revenue Service covering the tax years 1996 through 2000 was concluded during 2003. The Company incurred no additional income tax upon conclusion of the IRS audit.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At December 31, 2005 and 2004, accrued expenses and other current liabilities consisted of the following:

                                         Discontinued    Continuing
                                          Operations     Operations        Total
                                        -------------   -----------   ---------------
                                                      As of December 31,
                                        ---------------------------------------------
                                        2005    2004    2005   2004    2005     2004
                                        ----   ------   ----   ----   ------   ------
                                                        (in thousands)
Accrued payroll and related items and
   deferred compensation                $ --   $   --   $ 35   $ 42   $   35   $   42
Contingent loss                          460    2,455     --     --      460    2,455
Professional fees                         --       --    282    295      282      295
Insurance premiums                       280      200     --     --      280      200
Other                                     50      351     56    175      106      526
                                        ----   ------   ----   ----   ------   ------
                                        $790   $3,006   $373   $512   $1,163   $3,518
                                        ====   ======   ====   ====   ======   ======

11. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which requires the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up and will be used to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually "Indemnitee" or collectively "Indemnitees"). The Trust will pay Indemnitees for amounts to which the Indemnitees are legally and properly entitled under the Company's indemnity obligation and are not paid to the Indemnitees by another party. During the term of the Trust, which continues until the earlier to occur of: (i) the later of: (a) four years from the date of the Agreement; or (b) as soon thereafter as no claim is pending against any Indemnitee which is indemnifiable under the Company's indemnity obligations; or
(ii) March 1, 2022, the Company is required to replenish the Trust (up to $2.7 million) for funds paid out to an Indemnitee. Upon termination of the Trust, if, after payment of all outstanding claims against the Trust have been satisfied, there are funds remaining in the Trust, such funds and all other assets of the Trust shall be distributed to Simon Marketing. These funds are included in restricted cash in the accompanying Consolidated Balance Sheets. As of December 31, 2005, there have not been any claims made against the trust. See Note 18. Subsequent Events.

12. REDEEMABLE PREFERRED STOCK

In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,793,185 shares as of December 31, 2005, and 3,644,848 shares as of
December 31, 2004).

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

Assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 18.6% and 18.0% of the then outstanding common shares at December 31, 2005 and 2004.

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

The fair value of each option grant under the above plans was estimated using the Black-Scholes option pricing model with the following assumptions for 2003 grants: expected dividend yield of 0%; expected life of 9.4 years; expected volatility of 40%; and, a risk-free interest rate of 2.0%. There were no stock options granted under the plans during 2005 and 2004.

The following summarizes the status of the Company's stock options as of December 31, 2005, 2004 and 2003, and changes for the years then ended:

                                                          2005                        2004                      2003
                                                        Weighted                    Weighted                  Weighted
                                                        Exercise                    Exercise                  Exercise
                                           Shares         Price        Shares         Price       Shares        Price
                                       --------------   --------   --------------   --------   ----------     --------
Outstanding at the beginning of year      220,000        $ 4.80       225,000        $ 5.33       130,000       $9.16
   Granted                                     --            --            --            --        95,000        0.10
   Exercised                                   --            --            --            --            --          --
   Expired/Forfeited                        5,000         17.25         5,000         28.75            --          --
                                        ---------                   ---------                  ----------
Outstanding at end of year                215,000          4.51       220,000          4.80       225,000        5.33
                                        =========                   =========                  ==========
Options exercisable at year-end           215,000          4.51       172,500          6.09       130,000        9.16
                                        =========                   =========                  ==========
Options available for future grant      1,000,000(1)                1,000,000(1)                1,000,000(1)
                                        =========                   =========                  ==========
Weighted average fair value of
   options granted during the year     Not applicable              Not applicable              $     0.02

(1)  Available for issuance under the 1997 Plan.

The following table summarizes information about stock options outstanding at December 31, 2005:

                        Options Outstanding               Options Exercisable
                  ------------------------------   ---------------------------------
                                    Weighted
    Range of                         Average       Weighted                 Weighted
    Exercise         Number         Remaining       Average      Number      Average
     Prices       Outstanding   Contractual Life     Price    Exercisable     Price
---------------   -----------   ----------------   --------   -----------   --------
$ 0.10 - $ 1.99      95,000           7.35          $ 0.10       95,000      $ 0.10
$ 2.00 - $ 5.38      65,000           3.63            4.60       65,000        4.60
$ 7.56 - $ 8.81      25,000           3.84            8.31       25,000        8.31
$12.25 - $15.50      25,000           2.04           14.85       25,000       14.85
$16.50 - $17.25       5,000           0.24           16.50        5,000       16.50
                    -------                                     -------
$ 0.10 - $17.25     215,000           5.03          $ 4.51      215,000      $ 4.51
                    =======           ====          ======      =======      ======

14. RELATED PARTY TRANSACTIONS

As an inducement to the Company's Directors to continue their services to the Company, in the wake of the events of August 21, 2001, and to provide assurances that the Company will be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries (individually, "Indemnitee" and collectively, "Indemnitees") under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement ("Agreement") for the benefit of the Indemnitees. Pursuant to this Agreement, the Company has deposited a total of $2.7 million with an independent trustee in order to fund any indemnification amounts owed to an Indemnitee, which the Company is unable to pay. These arrangements, and all other arrangements, were negotiated by the Company on an arms-length basis with the advice of the Company's counsel and other advisors. As of December 31, 2005, there have not been any claims made against the trust. See Note 18. Subsequent Events.

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

In May 2003 the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, Golleher, Kouba, Mays and Terrence Wallock, acting general counsel of the Company. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements replace the letter agreements with Messrs. Bartlett, Golleher and Kouba dated August 28, 2001. The Agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, $6,731 per week to Messrs. Golleher and Kouba, $4,040 per week to Mr. Mays and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided for time spent in litigation after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time for litigation and merger and acquisition activities. As of December 31, 2005, no such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for a mutual release upon termination. By amendments dated May 3, 2004, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year's compensation and by the Executive upon one year's notice, except in certain circumstances wherein the Executive can resign immediately and receive a lump sum payment of one year's salary. Under the amendment, health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made.

15. SEGMENTS AND RELATED INFORMATION

Until the events of August 2001 occurred (see Note 1), the Company operated in one industry--the promotional marketing industry. The Company's business in this industry encompassed the design, development and marketing of high-impact promotional products and programs.

There were no sales during 2005, 2004, and 2003. The Company had no accounts receivable at December 31, 2005.

Substantially all the Company's long-lived assets as of December 31, 2005, 2004 and 2003, were in the United States.

Long-lived assets include property and equipment, and other non-current assets.

16. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share ("EPS") computation for income (loss) available to common stockholders and other related disclosures required by SFAS No.128 "Earnings Per Share":

                                                          For the Twelve Months Ended December 31,
                         ----------------------------------------------------------------------------------------------------------
                                         2005                                 2004                             2003
                         ----------------------------------  ----------------------------------  ----------------------------------
                                                       Per                                 Per                                 Per
                            Income        Shares      Share     Income       Shares       Share     Income        Shares      Share
                         (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount
                         -----------  -------------  ------  -----------  -------------  ------  -----------  -------------  ------
                                                              (in thousands, except share data)
Basic and diluted EPS:
   Loss from continuing
      operations           $(2,684)                           $ (3,625)                            $(5,270)
   Preferred stock
      dividends             (1,224)                             (1,172)                             (1,127)
                           -------                            --------                             -------
   Loss from continuing
      operations
      available to
      common
      stockholders         $(3,908)     16,653,193   $(0.23)  $ (4,797)     16,653,193   $(0.29)   $(6,397)     16,653,193   $(0.38)
                           =======      ==========   ======   ========      ==========   ======    =======      ==========   ======
   Income (loss) from
      discontinued
      operations           $  (478)     16,653,193   $(0.03)  $ 24,261      16,653,193   $ 1.46    $(3,591)     16,653,193   $(0.22)
                           =======      ==========   ======   ========      ==========   ======    =======      ==========   ======
   Net income (loss)       $(3,162)                           $ 20,636                             $(8,861)
   Preferred stock
      dividends             (1,224)                            (1,172)                              (1,127)
                           -------                            --------                             -------
   Net income (loss)
      available to
      common
      stockholders         $(4,386)     16,653,193   $(0.26)  $ 19,464      16,653,193   $ 1.17    $(9,988)     16,653,193   $(0.60)
                           =======      ==========   ======   ========      ==========   ======    =======      ==========   ======

For the years ended December 31, 2005, 2004, and 2003, 3,793,185, 3,644,848, and
3,547,296, respectively, shares of convertible preferred stock were not included in the computation of diluted EPS because to do so would have been antidilutive. In addition, for the years ended December 31, 2005, 2004, and 2003, 215,000, 172,500, and 130,000 shares related to stock options exercisable, were not included in the computation of diluted EPS as the average market price of the Company's common stock during such periods of $.23, $.17, and $.07, respectively, did not exceed the weighted average exercise price of such options of $4.51, $6.09, and $9.16, respectively.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2005 and 2004, respectively:

                                                                    First     Second    Third     Fourth
                              2005                                 Quarter   Quarter   Quarter   Quarter
                              ----                                 -------   -------   -------   -------
                                                                   (in thousands, except per share data)
Continuing operations:
   Net sales                                                        $   --    $   --   $   --    $   --
   Gross profit                                                         --        --       --        --
   Net loss                                                           (660)     (580)    (587)     (857)
   Loss per common share available to common - basic and diluted     (0.06)    (0.05)   (0.05)    (0.07)
Discontinued operations:
   Net sales                                                        $   --    $   --   $   --    $   --
   Gross profit                                                         --        --       --        --
   Net income (loss)                                                   300      (122)    (661)        5
   Income (loss) per common share - basic and diluted                 0.02     (0.01)   (0.04)       --

                                                                    First     Second      Third       Fourth
                              2004                                 Quarter   Quarter   Quarter (a)   Quarter
                              ----                                 -------   -------   -----------   -------
                                                                     (in thousands, except per share data)
Continuing operations:
   Net sales                                                       $    --   $   --      $    --     $    --
   Gross profit                                                         --       --           --          --
   Net loss                                                         (1,028)    (633)        (618)     (1,346)
   Loss per common share available to common - basic and diluted     (0.08)   (0.05)       (0.05)      (0.11)
Discontinued operations:
   Net sales                                                       $    --   $   --      $    --     $    --
   Gross profit                                                         --       --           --          --
   Net income (loss)                                                  (210)    (818)      24,520         769
   Income (loss) per common share - basic and diluted                (0.01)   (0.05)        1.47        0.05

(a)  See Note 4.

18. SUBSEQUENT EVENTS

During the fourth quarter of 2005, Winthrop drew down the $1.6 million balance of the Company's letter of credit due to Cyrk's default on its obligations to Winthrop. An equal amount of the Company's restricted cash was drawn down by the Company's bank which had issued the letter of credit. Due to this default, Cyrk's $2.3 million subordinated note payable to the Company, which forgiven by the Company in 2003, was reinstated in the first quarter of 2006.

On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006 and the balance is payable, pursuant to a subordinated note (the "New Subordinated Note"), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the "Old Subordinated Note"); (iii) Cyrk's parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note or the Confession Judgment. So long as Cyrk does not default on the New Subordinated Note, the Company has agreed not to enter the Confession of Judgment in court. Cyrk's obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk's obligations to the financial institution which is Cyrk's senior lender, which obligations are secured by, among other things, substantially all of Cyrk's assets. In the event of a default by Cyrk of its obligations under the New Subordinated Note, there is no assurance that the Company will be successful in enforcing the Confession of Judgment.

On March 1, 2006, the Company's Indemnification Trust Agreement (see Note 11) expired by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.

                                   Schedule II
                              Simon Worldwide, Inc.
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                     Additions
Accounts Receivable,   Balance At   Charged To                             Balance At
    Allowance For       Beginning    Costs And                                 End
  Doubtful Accounts     Of Period    Expenses    Recoveries   Deductions    Of Period
--------------------   ----------   ----------   ----------   ----------   ----------
        2005             $   --        $ --          $--      $    --        $    --
        2004             13,852          --           --       13,852(a)          --
        2003             13,416         523           --           87         13,852

(a) As a result of the loss of business from McDonald's in 2001, the Company recorded a 100% allowance against its accounts receivable to reduce them to their net realizable value. In 2004, the Company completed its settlement with McDonald's and, as such, removed any accounts receivable and related allowance for doubtful accounts from its books.