Form 10-Q
period 2006-03-31
SIMON WORLDWIDE INC
filed 2006-05-15
CIK 864264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At May 5, 2006, 16,653,193 shares of the registrant's common stock were outstanding.

                              SIMON WORLDWIDE, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I  FINANCIAL INFORMATION

        Item 1.    Condensed Financial Statements (Unaudited)

                   Consolidated Balance Sheets -
                   March 31, 2006 and December 31, 2005                      3

                   Consolidated Statements of Operations -
                   For the three months ended March 31, 2006 and 2005        4

                   Consolidated Statements of Comprehensive Income
                   (Loss) - For the three months ended
                   March 31, 2006 and 2005                                   5

                   Consolidated Statements of Cash Flows -
                   For the three months ended March 31, 2006 and 2005        6

                   Notes to Condensed Consolidated Financial Statements      7

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            14

        Item 3.    Quantitative and Qualitative Disclosures About
                   Market Risk                                              17

        Item 4.    Controls and Procedures                                  17

PART II OTHER INFORMATION

        Item 1.    Legal Proceedings                                        18

        Item 1A.   Risk Factors                                             18

        Item 2.    Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                 18

        Item 3.    Defaults Upon Senior Securities                          18

        Item 4.    Submission of Matters to a Vote of Security Holders      18

        Item 5.    Other Information                                        18

        Item 6.    Exhibits                                                 18

        SIGNATURE                                                           19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                              SIMON WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                          March 31,   December 31,
                                                             2006         2005
                                                          ---------   ------------
                         ASSETS

Current assets:
   Cash and cash equivalents                              $  18,783    $  16,310
   Restricted cash                                               --        2,818
   Prepaid expenses and other current assets                    237          316
   Assets from discontinued operations to be disposed
      of - current (Note 4)                                     505          541
                                                          ---------    ---------
Total current assets                                         19,525       19,985
   Property and equipment, net                                    2            4
   Other assets                                                 109          109
   Investments                                               11,456       11,456
   Assets from discontinued operations to be disposed
      of - non-current (Note 4)                                 254          268
                                                          ---------    ---------
Total non-current assets                                     11,821       11,837
                                                          ---------    ---------
                                                          $  31,346    $  31,822
                                                          =========    =========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable:
      Trade                                               $     128    $     187
      Affiliates                                                177          176
   Accrued expenses and other current liabilities               365          373
   Liabilities from discontinued operations -
      current (Note 4)                                          759          809
                                                          ---------    ---------
Total current liabilities                                     1,429        1,545

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative
   participating convertible, $.01 par value, 31,429
   shares issued and outstanding at March 31, 2006,
   and 31,118 shares issued and outstanding at
   December 31, 2005, stated at redemption value of
   $1,000 per share (Note 10)                                31,429       31,118

Stockholders' deficit:
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 16,653,193 shares issued and
      outstanding at March 31, 2006, and
      December 31, 2005                                         167          167
   Additional paid-in capital                               138,500      138,500
   Retained deficit                                        (151,473)    (150,802)
   Unrealized gain on investments                            11,294       11,294
                                                          ---------    ---------
Total stockholders' deficit                                  (1,512)        (841)
                                                          ---------    ---------
                                                          $  31,346    $  31,822
                                                          =========    =========

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                             For the three months
                                                                ended March 31,
                                                             --------------------
                                                                2006      2005
                                                              -------   -------
Revenue                                                       $    --   $    --
General and administrative expenses                               988       780
                                                              -------   -------
Operating loss from continuing operations                        (988)     (780)
Interest income                                                   191       120
                                                              -------   -------
Loss from continuing operations before income taxes              (797)     (660)
Income tax benefit                                                 --        --
                                                              -------   -------
Net loss from continuing operations                              (797)     (660)
Income from discontinued operations, net of tax (Note 4)          438       300
                                                              -------   -------
Net loss                                                         (359)     (360)
Preferred stock dividends                                        (312)     (303)
                                                              -------   -------
Net loss available to common stockholders                     $  (671)  $  (663)
                                                              =======   =======
Loss per share from continuing operations available
   to common stockholders:
   Loss per common share - basic and diluted                  $ (0.07)  $ (0.06)
                                                              =======   =======
   Weighted average shares outstanding - basic and diluted     16,653    16,653
                                                              =======   =======
Income per share from discontinued operations:
   Income per common share - basic and diluted                $  0.03   $  0.02
                                                              =======   =======
   Weighted average shares outstanding - basic and diluted     16,653    16,653
                                                              =======   =======
Net loss available to common stockholders:
   Net loss per common share - basic and diluted              $ (0.04)  $ (0.04)
                                                              =======   =======
   Weighted average shares outstanding - basic and diluted     16,653    16,653
                                                              =======   =======

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (in thousands)

                                    For the three months
                                       ended March 31,
                                    --------------------
                                       2006     2005
                                      -----   -------
Net loss                              $(359)  $  (360)
Other comprehensive income:
   Unrealized gain on investments        --    11,294
                                      -----   -------
Comprehensive income (loss)           $(359)  $10,934
                                      =====   =======

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              For the three months
                                                                 ended March 31,
                                                              --------------------
                                                                 2006      2005
                                                               -------   -------
Cash flows from operating activities:
   Net loss                                                    $  (359)  $  (360)
   Income from discontinued operations                             438       300
                                                               -------   -------
   Loss from continuing operations                                (797)     (660)

   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation                                                   2         2
      Deferred income taxes                                         --       600
      Cash provided by (used in) discontinued operations           388      (417)
      Cash transferred to (from) continuing operations              22      (604)
   Increase (decrease) in cash from changes
      in working capital items:
      Prepaid expenses and other current assets                     79       138
      Accounts payable                                             (58)      (83)
      Accrued expenses and other current liabilities                (8)       38
                                                               -------   -------
Net cash used in operating activities                             (372)     (986)
                                                               -------   -------
Cash flows from investing activities:
   Decrease (increase) in restricted cash                        2,818      (331)
   Cash provided by discontinued operations                         27       717
   Other, net                                                       --        16
                                                               -------   -------
Net cash provided by investing activities                        2,845       402
                                                               -------   -------
Cash flows from financing activities                                --        --
                                                               -------   -------
Net increase (decrease) in cash and cash equivalents             2,473      (584)
Cash and cash equivalents, beginning of period                  16,310    18,892
                                                               -------   -------
Cash and cash equivalents, end of period                       $18,783   $18,308
                                                               =======   =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                             $     3   $     6
                                                               =======   =======
Supplemental non-cash investing activities:
   Dividends paid in additional shares on redeemable
    preferred stock                                            $   311   $   299
                                                               =======   =======

   See the accompanying Notes to Condensed Consolidated Financial Statements.

                              SIMON WORLDWIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

At March 31, 2006, the Company had two stock-based compensation plans. The Company adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An Amendment of FASB Statement No. 123" and revised by "Share-Based Payment" ("Statement No. 123(R)"). Statement No. 123(R) eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was available under FASB Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions).

The Company adopted Statement No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's 2006 fiscal year. The modified prospective transition method requires only newly issued or modified awards of equity instruments, or previously issued but unvested awards of equity instruments to be accounted for at fair value. As such, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement No. 123(R). In addition, because there were no employee stock options granted or vested after the effective date of Statement No. 123(R), there is no impact on net income as reported in the accompanying condensed consolidated financial statements. See
Note 3 for additional information.

At March 31, 2006, and December 31, 2005, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.

The operating results for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

2. ABSENCE OF OPERATING BUSINESS; GOING CONCERN

As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2006, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.

At March 31, 2006, and December 31, 2005, the Company had stockholders' deficit of $(1.5) million and $(.8) million, respectively. For the three months ended March 31, 2006 and 2005, the Company had a net loss of $(.4) million. The Company continues to incur losses in 2006 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of the stockholders' deficit at December 31, 2005, significant losses from operations, lack of operating revenue, and pending legal actions, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3. STOCK PLAN

1993 OMNIBUS STOCK PLAN

Under its 1993 Omnibus Stock Plan, as amended (the "Omnibus Plan"), which terminated in May 2003 except as to options outstanding at that time, the Company reserved up to 3,000,000 shares of its common stock for issuance pursuant to the grant of incentive stock options, nonqualified stock options or restricted stock. The Omnibus Plan is administered by the Compensation, Governance and Nominating Committee of the Board of Directors. Subject to the provisions of the Omnibus Plan, the Committee had the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares; (ii) the exercise period (which may not exceed ten years); (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the common stock on the date of grant); (iv) the type and duration of options or restrictions, limitations on transfer and other restrictions; and (v) the time, manner and form of payment.

Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, generally, no incentive stock option may be exercised more than 60 days following termination of employment. However, in the event that termination is due to death or disability, the option is exercisable for a maximum of 180 days after such termination.

Options granted under this plan generally become exercisable in three equal installments commencing on the first anniversary of the date of grant. Options granted during 2003 became exercisable in two equal installments commencing on the first anniversary of the date of grant. No further options may be granted under the Omnibus Plan.

1997 ACQUISITION STOCK PLAN

The 1997 Acquisition Stock Plan (the "1997 Plan") is intended to provide incentives in connection with the acquisitions of other businesses by the Company. The 1997 Plan is identical in all material respects to the Omnibus Plan, except that the number of shares available for issuance under the 1997 Plan is 1,000,000 shares.

There were no stock options granted under the plans during the three months ended March 31, 2006 and 2005.

The following summarizes the status of the Company's stock options as of March 31, 2006, and changes for the three months then ended:

                                                           Weighted
                                                           Exercise
                                            Shares           Price
                                        --------------     --------
Outstanding at December 31, 2005               215,000      $ 4.51
   Granted                                          --          --
   Exercised                                        --          --
   Expired/Forfeited                             5,000       16.50
                                        --------------
Outstanding at March 31, 2006                  210,000        4.23
                                        ==============
Options exercisable at March 31, 2006          210,000      $ 4.23
                                        ==============
Options available for future grant           1,000,000(1)
                                        ==============
Weighted average fair value of
   options granted during the period    Not applicable

(1)  Available for issuance under the 1997 Plan.

The following table summarizes information about stock options outstanding at March 31, 2006:

                                   Options Outstanding
                  -----------------------------------------------------           Options Exercisable
                                    Weighted                              ----------------------------------
    Range of                         Average       Weighted   Aggregate                 Weighted   Aggregate
    Exercise         Number         Remaining       Average   Intrinsic      Number      Average   Intrinsic
     Prices       Outstanding   Contractual Life     Price      Value     Exercisable     Price      Value
---------------   -----------   ----------------   --------   ---------   -----------   --------   ---------
$ 0.10 - $ 1.99      95,000           7.10          $ 0.10     $47,500       95,000      $ 0.10     $47,500
$ 2.00 - $ 5.38      65,000           3.38            4.60          --       65,000        4.60          --
$ 7.56 - $ 8.81      25,000           3.60            8.31          --       25,000        8.31          --
$12.25 - $15.50      25,000           1.79           14.85          --       25,000       14.85          --
                    -------                                                 -------
$ 0.10 - $15.50     210,000           4.90          $ 4.23                  210,000      $ 4.23
======   ======     =======           ====          ======                  =======      ======

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $.60 per share on March 30, 2006 (as no closing price was available for March 31, 2006).

4. DISCONTINUED OPERATIONS

By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. The Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. At March 31, 2006, the Company's elimination of its on-going promotions business operations was substantially complete.

Assets and liabilities related to discontinued operations at March 31, 2006, and December 31, 2005, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

                                                        March 31,   December 31,
                                                           2006         2005
                                                        ---------   ------------
Assets:
      Cash and cash equivalents                            $140         $163
      Restricted cash                                       365          378
                                                           ----         ----
      Total current assets                                  505          541
      Other assets                                          254          268
                                                           ----         ----
Assets from discontinued operations to be disposed of      $759         $809
                                                           ====         ====

Liabilities:
   Accounts payable                                        $ --         $ 19
      Accrued expenses and other current liabilities        759          790
                                                           ----         ----
      Total current liabilities                             759          809
                                                           ----         ----
Liabilities from discontinued operations                   $759         $809
                                                           ====         ====

Net income from discontinued operations for the three months ended March 31, 2006 and 2005, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

                                            For the three months
                                               ended March 31,
                                            --------------------
                                                 2006   2005
                                                -----   ----
Net sales                                       $  --     --
Cost of sales                                      --     --
                                                -----   ----
Gross profit                                       --     --

General and administrative expenses                --     33
Gain on settlement of obligation (Note 9)        (452)    --
                                                -----   ----
Operating income (loss)                           452    (33)

Interest income                                    13     --
Other income (expense) (Note 9)                   (27)   333
                                                -----   ----
Net income from discontinued operations         $ 438   $300
                                                =====   ====

5. LONG-TERM INVESTMENTS

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

Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company's investment portfolio totaled $11.5 million as of March 31, 2006. At March 31, 2006, the Company held an investment in Yucaipa AEC Associates, LLC ("Yucaipa AEC Associates"), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company's outstanding preferred stock. Yucaipa AEC Associates in turn principally holds an investment in the common stock of Source Interlink Companies, Inc. ("Source"). Prior to February 28, 2005, this investment was in Alliance Entertainment Corp. ("Alliance"), a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions, which was acquired by Source on that date. At December 31, 2001, the Company's investment in Yucaipa AEC Associates had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

In March 2004, the Emerging Issues Task Force ("EITF") of the FASB, issued EITF 03-16, "Accounting for Investments in Limited Liability Companies," which required the Company to change its method of accounting for its investment in Yucaipa AEC Associates from the cost method to the equity method for periods ending after July 1, 2004.

On February 28, 2005, Alliance merged with Source, a publicly-traded, direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. On the date of the merger, the Company's pro-rata investment in Yucaipa AEC Associates was valued by multiplying the number of Source shares indirectly held by the Company by the stock price of Source on that date. Accordingly, on February 28, 2005, to reflect the change in its underlying investment within Yucaipa AEC Associates, the Company recorded an unrealized gain to Other Comprehensive Income of $11.3 million, which does not reflect any discount for illiquidity. As the Company's investment in Yucaipa AEC Associates is accounted for under the equity method, the Company adjusts the value of its investment based in its pro rata share of the earnings and losses of Yucaipa AEC Associates. Other than the merger of Alliance with Source, there were no such adjustments during 2005 or the first quarter of 2006 because no information regarding the earnings and losses of Yucaipa AEC Associates has been furnished to the Company. Based on its ongoing monitoring of its investment, the Company does not expect any such receipt of information to materially negatively affect the carrying value of its investment. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC Associates or its indirect interest in Source, which power is held by Yucaipa AEC Associates. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC Associates, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC Associates.

While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. SHORT-TERM BORROWINGS

Restricted cash included within continuing operations at March 31, 2006, totaled $0 and at December 31, 2005, totaled $2.8 million which primarily consisted of amounts deposited into an irrevocable trust (Note 7). In addition, restricted cash included within discontinued operations at March 31, 2006 and December 31, 2005, totaled $.4 million and primarily consisted of amounts deposited with lenders to satisfy the Company's obligation pursuant to its outstanding standby letter of credit.

7. INDEMNIFICATION TRUST AGREEMENT

In March 2002, the Company, Simon Marketing (a subsidiary of the Company) and a Trustee entered into an Indemnification Trust Agreement (the "Agreement" or the "Trust"), which required the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up to augment the Company's existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually "Indemnitee" or collectively "Indemnitees"). The Trust was to pay Indemnitees for amounts to which the Indemnitees were legally and properly entitled under the Company's indemnity obligation and were not paid to the Indemnitees by another party. At December 31, 2005, these funds were included in restricted cash in the accompanying Consolidated Balance Sheets. On March 1, 2006, the Trust expired by its own terms without any claims having been made and all funds held by the Trust plus accrued interest, less Trustee fees, totaling approximately $2.8 million were returned to the Company.

8. EARNINGS PER SHARE DISCLOSURE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "loss available to common stockholders" and other related disclosures required by FASB Statement No. 128, "Earnings per Share," (in thousands, except share and per share data):

                                                                      For the Three Months Ended March 31,
                                               ---------------------------------------------------------------------------------
                                                                 2006                                      2005
                                               ---------------------------------------   ---------------------------------------
                                                  Income         Shares      Per Share      Income         Shares      Per Share
                                               (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                               -----------   -------------   ---------   -----------   -------------   ---------
Basic and diluted EPS:
   Loss from continuing operations               $  (797)                                   $(660)
   Preferred stock dividends                        (312)                                    (303)
                                                 -------                                    -----
   Loss from continuing operations available
      to common stockholders                     $(1,109)      16,653,193     $(0.07)       $(963)       16,653,193     $(0.06)
                                                 =======       ==========     ======        =====        ==========     ======

   Income from discontinued operations           $   438       16,653,193     $ 0.03        $ 300        16,653,193     $ 0.02
                                                 =======       ==========     ======        =====        ==========     ======

   Net loss                                      $  (359)                                   $(360)
   Preferred stock dividends                        (312)                                    (303)
                                                 -------                                    -----
   Net loss available to common stockholders     $  (671)      16,653,193     $(0.04)       $(663)       16,653,193     $(0.04)
                                                 =======       ==========     ======        =====        ==========     ======

For the three months ended March 31, 2006 and 2005, 3,792,821 and 3,644,826 shares on a converted basis, respectively, of convertible preferred stock (see
Note 10) were not included in the computation of diluted EPS, and 210,000 and 167,500 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS as the average market price of the Company's common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

9. GAIN ON SETTLEMENT OF OBLIGATIONS AND OTHER INCOME (EXPENSE)

In February 2001, the Company sold its Corporate Promotions Group ("CPG") business to Cyrk, Inc. ("Cyrk"), formerly known as Rockridge Partners, Inc., for $8 million in cash and a note in the amount of $2.3 million. Cyrk also assumed certain liabilities of the CPG business. One of the obligations assumed by Cyrk was to Winthrop Resources Corporation ("Winthrop"). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. The available amount under this letter of credit reduced over time as the underlying obligation to Winthrop reduced. The letter of credit had semi-annual expirations through August 2007 when the underlying obligation would be satisfied.

Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation was not required under the provisions of FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which are secured by the Company's letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5, "Accounting for Contingencies," the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease.

During the three months ended March 31, 2005, the Company reduced its contingent loss liability related to the Winthrop lease by $.4 million, included in Other Income (Expense) in Note 4, to reflect the reduction in the Winthrop liability. During the fourth quarter of 2005, Winthrop drew down the $1.6 million balance of the Company's letter of credit due to Cyrk's default on its obligations to Winthrop. An equal amount of the Company's restricted cash was drawn down by the Company's bank which had issued the letter of credit. Due to this default, Cyrk's $2.3 million subordinated note payable to the Company, which was forgiven by the Company in 2003, was reinstated.

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

During the first quarter of 2006, the approximately $465,000 in payments received by the Company pursuant to the New Subordinated Note is included in Gain on Settlement of Obligation in Note 4, and an allowance was recorded for the balance of such note.

10. REDEEMABLE PREFERRED STOCK

In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock ("preferred stock") to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,831,030 and 3,793,185 shares as of March 31, 2006, and December 31, 2005, respectively).

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

Yucaipa has voting rights equivalent to the number of shares of common stock into which their preferred stock is convertible on the relevant record date and has the right to appoint a total of three directors to the Company's seven-member Board of Directors and to designate the Chairman of the Board. Also, Yucaipa is entitled to receive an annual dividend equal to 4%, paid quarterly, of the base liquidation preference of $1,000 per share outstanding, payable in cash or in-kind at the Company's option.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2006, as compared to the same period in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company's plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the Company's December 31, 2005, Form 10-K for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

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

As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2006, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.

OUTLOOK

As a result of the stockholders' deficit at December 31, 2005, significant losses from operations, lack of operating revenue, and pending legal actions, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company's outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

During the three months ended March 31, 2006 and 2005, the Company had no sales or gross profit.

During the three months ended March 31, 2006 and 2005, general and administrative expenses totaled $1.0 million and $.8 million, respectively. The increase of $.2 million was primarily due to an increased labor expense resulting from termination payments incurred.

RESULTS OF DISCONTINUED OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

During the three months ended March 31, 2006 and 2005, the Company had no sales or gross profit.

General and administrative expenses totaled $0 during the first quarter of 2006 compared to approximately $33,000 during the first quarter of 2005. The decrease was due to the completion of the liquidation of the Company's Europe and Hong Kong subsidiaries.

During the first quarter of 2006, the Company received approximately $465,000 in payments pursuant to the New Subordinated Note from Cyrk (see Note 9), included in Gain on Settlement of Obligation, and recorded an allowance for the balance of such note.

During the three months ended March 31, 2005, the Company reduced its contingent loss liability related to the Winthrop lease by an additional $.4 million, recorded to Other Income, to reflect the reduction in the Winthrop liability.

LIQUIDITY AND CAPITAL RESOURCES

The matters discussed in the Absence of Operating Business; Going Concern in
Note 2 of the Notes to Condensed Consolidated Financial Statements have had and will continue to have a substantial adverse impact on the Company's cash position. As a result of the stockholders' deficit at December 31, 2005, significant losses from operations, lack of operating revenue, and pending legal actions, the Company's independent registered public accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company continues to incur operating losses in 2006 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. By utilizing cash received pursuant to the settlement with McDonald's in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company's settlement of its litigation with McDonald's and related entities, the Company received net cash proceeds, after attorney's fees, of approximately $13 million, and due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004.

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

CONTINUING OPERATIONS

Working capital from continuing operations at March 31, 2006, was $18.4 million compared to $18.7 million at December 31, 2005.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2006, totaled $.8 million primarily due to a loss from continuing operations. Net cash used in operating activities from continuing operations during the three months ended March 31, 2005, totaled $35,000 primarily related to a net change in non-cash working capital items of $.1 million and a change in deferred taxes of $.6 million partially offset by a net loss from continuing operations of $.7 million.

Net cash provided by investing activities from continuing operations during the three months ended March 31, 2006, totaled $2.8 million primarily due to the Company's Indemnification Trust Agreement expiring by its own terms on March 1, 2006, without any claims having been made and all funds held by the trust plus accrued interest, less Trustee fees, totaling approximately $2.8 million were returned to the Company (see Note 7). Net cash used in investing activities from continuing operations during the three months ended March 31, 2005, totaled $.3 million primarily due to an increase in restricted cash which was transferred from discontinued operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

There were no financing activities from continuing operations during the three months ended March 31, 2006 and 2005.

Restricted cash included within continuing operations at March 31, 2006, totaled $0 and at December 31, 2005, totaled $2.8 million which primarily consisted of amounts deposited into an irrevocable trust, totaling $2.7 million.

DISCONTINUED OPERATIONS

Working capital from discontinued operations was a deficit of $(.3) million at March 31, 2006, and December 31, 2005.

Net cash provided by discontinued operations during the three months ended March 31, 2006, totaled $.4 million, primarily due to the receipt of $.5 million in payments related to the New Subordinated Note from Cyrk (see Note 9), net of a change in working capital items of $.1 million. Net cash used in discontinued operations during the three months ended March 31, 2005 totaled $.4 million, primarily due to a change in the contingent lease liability accrual of $.4 million and a change in working capital of $.3 million partially offset by net income from discontinued operations of $.3 million.

Net cash provided by investing activities from discontinued operations totaled $27,000 during the three months ended March 31, 2006, and $.7 million during the three months ended March 31, 2005, primarily due to a decrease in restricted cash.

There were no financing activities within discontinued operations during the three months ended March 31, 2006 and 2005.

Restricted cash included within discontinued operations at March 31, 2006 and December 31, 2005, totaled $.4 million and primarily consisted of amounts deposited with lenders to satisfy the Company's obligation pursuant to its outstanding standby letter of credit. These amounts are in addition to any restricted cash amounts included within continuing operations noted above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item. Part of the Company's discontinued operations consisted of certain consolidated subsidiaries that were denominated in foreign currencies. However, because the close down of these subsidiaries is complete, the Company is not exposed to foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES: At March 31, 2006, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the Chief Executive Officer of the Company, and Greg Mays, the Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, the Principal Executive and Financial Officers of the Company concluded that the Company's disclosure controls and procedures were effective.

INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits filed herewith:

     31.1 Certification of J. Anthony Kouba pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

     31.2 Certification of Greg Mays pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

     32 Certification of J. Anthony Kouba and Greg Mays pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006                      SIMON WORLDWIDE, INC.


                                        /s/ J. ANTHONY KOUBA
                                        ----------------------------------------
                                        J. Anthony Kouba
                                        Chief Executive Officer
                                        (duly authorized signatory)