Form 10-Q
period 2006-06-30
SIMON WORLDWIDE INC
filed 2006-08-11
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 0-21878
SIMON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3081657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5200 WEST CENTURY BOULEVARD, LOS ANGELES, CALIFORNIA 90045
(Address of principal executive offices)
(Zip code)
(310) 417-4660
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 4, 2006, 16,673,193 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$18,040	$16,310
Restricted cash	—	2,818
Prepaid expenses and other current assets	174	316
Assets from discontinued operations to be disposed of — current (Note 4)	571	541

Total current assets	18,785	19,985
Property and equipment, net	1	4
Other assets	97	109
Investments	11,456	11,456
Assets from discontinued operations to be disposed of — non-current (Note 4)	209	268

Total non-current assets	11,763	11,837

	$30,548	$31,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$161	$187
Affiliates	179	176
Accrued expenses and other current liabilities	274	373
Liabilities from discontinued operations — current (Note 4)	780	809

Total current liabilities	1,394	1,545

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 31,743 shares issued and outstanding at June 30, 2006, and 31,118 shares issued and outstanding at December 31, 2005, stated at redemption value of $1,000 per share (Note 10)	31,743	31,118

Stockholders’ deficit:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,673,193 shares issued and outstanding at June 30, 2006, and 16,653,193 shares issued and outstanding at December 31, 2005	167	167
Additional paid-in capital	138,502	138,500
Retained deficit	(152,552)	(150,802)
Unrealized gain on investments	11,294	11,294

Total stockholders’ deficit	(2,589)	(841)

	$30,548	$31,822

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—
General and administrative expenses	1,060	709	2,048	1,488

Operating loss from continuing operations	(1,060)	(709)	(2,048)	(1,488)
Interest income	221	129	412	249
Investment impairment (Note 5)	(13)	—	(13)	—

Loss from continuing operations before income taxes	(852)	(580)	(1,649)	(1,239)
Income tax benefit	—	—	—	—

Net loss from continuing operations	(852)	(580)	(1,649)	(1,239)
Income (loss) from discontinued operations, net of tax (Note 4)	89	(122)	527	177

Net loss	(763)	(702)	(1,122)	(1,062)
Preferred stock dividends	(316)	(304)	(628)	(607)

Net loss available to common stockholders	$(1,079)	$(1,006)	$(1,750)	$(1,669)

Loss per share from continuing operations available to common stockholders:
Loss per common share — basic and diluted	$(0.07)	$(0.05)	$(0.14)	$(0.11)

Weighted average shares outstanding — basic and diluted	16,663	16,653	16,658	16,653

Income (loss) per share from discontinued operations:
Income (loss) per common share — basic and diluted	$0.01	$(0.01)	$0.03	$0.01

Weighted average shares outstanding — basic and diluted	16,663	16,653	16,658	16,653

Net loss available to common stockholders:
Loss per common share — basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.10)

Weighted average shares outstanding — basic and diluted	16,663	16,653	16,658	16,653

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005

Net loss	$(763)	$(702)	$(1,122)	$(1,062)

Other comprehensive income:
Unrealized gain on investments	—	—	—	11,294

Comprehensive income (loss)	$(763)	$(702)	$(1,122)	$10,232

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months
	ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,122)	$(1,062)
Income from discontinued operations	527	177

Loss from continuing operations	(1,649)	(1,239)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	5
Cash provided by (used in) discontinued operations	498	(495)
Cash transferred to discontinued operations	(143)	(7)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	142	281
Accounts payable	(23)	(131)
Accrued expenses and other current liabilities	(99)	(3)

Net cash used in operating activities	(1,271)	(1,589)

Cash flows from investing activities:
Decrease (increase) in restricted cash	2,818	(239)
Cash provided by discontinued operations	169	674
Other, net	12	15

Net cash provided by investing activities	2,999	450

Cash flows from financing activities:
Proceeds from the issuance of common stock	2	—

Net increase (decrease) in cash and cash equivalents	1,730	(1,139)
Cash and cash equivalents, beginning of period	16,310	18,892

Cash and cash equivalents, end of period	$18,040	$17,753

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$6

Supplemental non-cash investing activities:
Dividends paid in kind on redeemable preferred stock	$625	$601

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented.
Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald’s Corporation (“McDonald’s”), the Company’s principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald’s promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is on-going and will continue for some indefinite period primarily dependent upon on-going litigation. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes.
At June 30, 2006, the Company had two stock-based compensation plans. The Company adopted the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” and revised by FASB Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was available under Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions).
The Company adopted Statement No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The modified prospective transition method requires only newly issued or modified awards of equity instruments, or previously issued but unvested awards of equity instruments to be accounted for at fair value. As such, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement No. 123(R). In addition, because there were no employee stock options granted or vested after the effective date of Statement No. 123(R), there is no impact on net income as reported in the accompanying condensed consolidated financial statements. See Note 3 for additional information.
At June 30, 2006, and December 31, 2005, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2006, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
At June 30, 2006, and December 31, 2005, the Company had stockholders’ deficit of $(2.6) million and $(.8) million, respectively. For the six months ended June 30, 2006 and 2005, the Company had a net loss of $(1.1) million. The Company continues to incur losses in 2006 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of the stockholders’ deficit at December 31, 2005, significant losses from operations, lack of operating revenue, and pending legal actions, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
3. Stock Plan
1993 Omnibus Stock Plan
Under its 1993 Omnibus Stock Plan, as amended (the “Omnibus Plan”), which terminated in May 2003 except as to options outstanding at that time, the Company reserved up to 3,000,000 shares of its common stock for issuance pursuant to the grant of incentive stock options, nonqualified stock options, or restricted stock. The Omnibus Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the Omnibus Plan, the Compensation Committee had the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares; (ii) the exercise period (which may not exceed ten years); (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the common stock on the date of grant); (iv) the type and duration of options or restrictions, limitations on transfer, and other restrictions; and (v) the time, manner, and form of payment.
Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, and in general, no incentive stock option may be exercised more than 60 days following termination of employment. However, in the event that termination is due to death or disability, the option is exercisable for a maximum of 180 days after such termination.
Options granted under this plan generally become exercisable in three equal installments commencing on the first anniversary of the date of grant. Options granted during 2003 became exercisable in two equal installments commencing on the first anniversary of the date of grant. No further options may be granted under the Omnibus Plan.

1997 Acquisition Stock Plan
The 1997 Acquisition Stock Plan (the “1997 Plan”) is intended to provide incentives in connection with the acquisitions of other businesses by the Company. The 1997 Plan is identical in all material respects to the Omnibus Plan, except that the number of shares available for issuance under the 1997 Plan is 1,000,000 shares.
There were no stock options granted under the plans during the six months ended June 30, 2006 and 2005.
The following summarizes the status of the Company’s stock options as of June 30, 2006, and changes for the six months then ended:

			Weighted
			Exercise
	Shares		Price

Outstanding at the beginning of period	215,000		$4.51
Granted	—		—
Exercised	(20,000)		0.10
Expired or forfeited	(5,000)		16.50

Outstanding at end of period	190,000		4.66

Options exercisable at end of period	190,000	(a)	$4.66

Options available for future grant	1,000,000	(b)

Weighted average fair value of options granted during period	Not applicable

(a)	Outstanding pursuant to 1993 Omnibus Stock Plan.
(b)	Available for issuance under the 1997 Plan.
The following table summarizes information about stock options outstanding at June 30, 2006:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$0.10	-	$1.99	75,000	6.85	$0.10	$18,750	75,000	$0.10	$18,750
$2.00	-	$5.38	65,000	3.13	4.60	—	65,000	4.60	—
$7.56	-	$8.81	25,000	3.35	8.31	—	25,000	8.31	—
$12.25	-	$15.50	25,000	1.55	14.85	—	25,000	14.85	—

$0.10	-	$15.50	190,000	4.42	$4.66	$18,750	190,000	$4.66	$18,750

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.35 on June 29, 2006 (as no closing price was available for June 30, 2006).

4. Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. The Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. At June 30, 2006, the Company’s elimination of its on-going promotions business operations was substantially complete.
Assets and liabilities related to discontinued operations at June 30, 2006, and December 31, 2005, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$302	$163
Restricted cash	269	378

Total current assets	571	541
Other assets	209	268

Assets from discontinued operations to be disposed of	$780	$809

Liabilities:
Accounts payable — trade	$—	$19
Accrued expenses and other current liabilities	780	790

Total current liabilities	780	809

Liabilities from discontinued operations	$780	$809

Net income (loss) from discontinued operations for the three and six months ended June 30, 2006 and 2005, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Net sales	$—	—	—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—
General and administrative expenses	—	93	—	126
Gain on settlement (Note 9)	(73)	—	(525)	—

Operating income (loss)	73	(93)	525	(126)
Interest income	16	—	29	—
Other income (expense) (Note 9)	—	(29)	(27)	303

Net income (loss) from discontinued operations	$89	$(122)	$527	$177

5. Long-term Investments
In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks.

Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its review, the Company recorded a nominal investment impairment during the three months ended June 30, 2006. The carrying value of the Company’s investment portfolio totaled $11.5 million as of June 30, 2006, and includes an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC “), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC’s principal investment is shares of common stock in Source Interlink Companies, Inc. (“Source”). Prior to February 28, 2005, this investment was in Alliance Entertainment Corp. (“Alliance”), a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions, which was acquired by Source on that date. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source, a publicly-traded, direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. On the date of the merger, the Company’s pro-rata investment in Yucaipa AEC was valued by multiplying the number of Source shares indirectly held by the Company by the stock price of Source on that date. Accordingly, on February 28, 2005, to reflect the change in its underlying investment within Yucaipa AEC, the Company recorded an unrealized gain to Other Comprehensive Income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts the value of its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. Other than the merger of Alliance with Source, there were no such adjustments during 2005 or through the second quarter of 2006 because no information regarding the earnings and losses of Yucaipa AEC has been furnished to the Company. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source, which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.
While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.
6. Short-Term Borrowings
Restricted cash included within continuing operations totaled $0 at June 30, 2006, and $2.8 million at December 31, 2005, which primarily consisted of amounts deposited into an irrevocable trust (Note 7). In addition, restricted cash included within discontinued operations at June 30, 2006, and December 31, 2005, totaled $.3 million and $.4 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit.
7. Indemnification Trust Agreement
In March 2002, the Company, Simon Marketing (a subsidiary of the Company) and a Trustee entered into an Indemnification Trust Agreement (the “Agreement” or the “Trust”), which required the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up to augment the Company’s existing insurance coverage for indemnifying directors, officers and certain described consultants, who are entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants (individually “Indemnitee” or collectively “Indemnitees”). The Trust was to pay Indemnitees for amounts to which the Indemnitees were legally and properly entitled under the Company’s indemnity obligation and were not paid to the Indemnitees by another party. At December 31, 2005, these funds were included in restricted cash in the accompanying Consolidated Balance Sheets. On March 1, 2006, the Trust expired by its own terms without any claims having been made and all funds held by the Trust plus accrued interest, less Trustee fees, totaling approximately $2.8 million were returned to the Company.

8. Earnings (Loss) Per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common stockholders” and other related disclosures required by FASB Statement No. 128, “Earnings per Share,” (in thousands, except share and per share data):

	For the Three Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Loss from continuing operations	$(852)			$(580)
Preferred stock dividends	(316)			(304)

Loss from continuing operations available to common stockholders	$(1,168)	16,662,913	$(0.07)	$(884)	16,653,193	$(0.05)

Income (loss) from discontinued operations	$89	16,662,913	$0.01	$(122)	16,653,193	$(0.01)

Net loss	$(763)			$(702)
Preferred stock dividends	(316)			(304)
Net loss available to common stockholders	$(1,079)	16,662,913	$(0.06)	$(1,006)	16,653,193	$(0.06)

For the three months ended June 30, 2006 and 2005, 3,831,353 and 3,681,855 shares on a converted basis, respectively, of convertible preferred stock (see Note 10) were not included in the computation of diluted EPS, and 202,088 and 194,643 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

	For the Six Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Loss from continuing operations	$(1,649)			$(1,239)
Preferred stock dividends	(628)			(607)

Loss from continuing operations available to common stockholders	$(2,277)	16,658,472	$(0.14)	$(1,846)	16,653,193	$(0.11)

Income from discontinued operations	$527	16,658,472	$0.03	$177	16,653,193	$0.01

Net loss	$(1,122)			$(1,062)
Preferred stock dividends	(628)			(607)
Net loss available to common stockholders	$(1,750)	16,658,472	$(0.11)	$(1,669)	16,653,193	$(0.10)

For the six months ended June 30, 2006 and 2005, 3,812,193 and 3,663,443 shares on a converted basis, respectively, of convertible preferred stock (see Note 10) were not included in the computation of diluted EPS, and 208,370 and 183,633 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
9. Gain on Settlement and Other Income (Expense)
In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for $8 million in cash and a note in the amount of $2.3 million. Cyrk also assumed certain liabilities of the CPG business. One of the obligations assumed by Cyrk was to Winthrop Resources Corporation (“Winthrop”). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. The available amount under this letter of credit reduced over time as the underlying obligation to Winthrop reduced. The letter of credit had semi-annual expirations through August 2007 when the underlying obligation would be satisfied.

Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation was not required under the provisions of FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which are secured by the Company’s letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5, “Accounting for Contingencies,” the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease.
During the three months ended March 31, 2005, the Company reduced its contingent loss liability related to the Winthrop lease by $.4 million, included in Other Income (Expense) in Note 4, to reflect the reduction in the Winthrop liability. During the fourth quarter of 2005, Winthrop drew down the $1.6 million balance of the Company’s letter of credit due to Cyrk’s default on its obligations to Winthrop. An equal amount of the Company’s restricted cash was drawn down by the Company’s bank which had issued the letter of credit. Due to this default, Cyrk’s $2.3 million subordinated note payable to the Company, which was forgiven by the Company in 2003, was reinstated.
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note or the Confession Judgment. So long as Cyrk does not default on the New Subordinated Note, the Company has agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. In the event of a default by Cyrk of its obligations under the New Subordinated Note, there is no assurance that the Company will be successful in enforcing the Confession of Judgment.
During the three and six months ended June 30, 2006, approximately $90,000 and $555,000, respectively, in payments were received by the Company pursuant to the New Subordinated Note. Such amounts, less imputed interest, are included in Gain on Settlement in Note 4, and an allowance was recorded for the balance of the New Subordinated Note.
10. Redeemable Preferred Stock
In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock (“preferred stock”) to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,869,428 and 3,793,185 shares as of June 30, 2006, and December 31, 2005, respectively).
In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of a newly authorized series of preferred stock at a purchase price of $15 million. Each share of this series of preferred stock issued upon exercise of the warrant was convertible, at Yucaipa’s option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,667 shares). The warrant expired on November 10, 2004.
Yucaipa has voting rights equivalent to the number of shares of common stock into which their preferred stock is convertible on the relevant record date and has the right to appoint a total of three directors to the Company’s seven-member Board of Directors and to designate the Chairman of the Board. Also, Yucaipa is entitled to receive an annual dividend equal to 4%, paid quarterly, of the base liquidation preference of $1,000 per share outstanding, payable in cash or in-kind at the Company’s option.
In the event of liquidation, dissolution or winding up of the affairs of the Company, Yucaipa, as holder of the preferred stock, will be entitled to receive the redemption price of $1,000 per share plus all accrued dividends plus: (1) (a) 7.5% of the amount that the Company’s retained earnings exceeds $75 million less (b) the aggregate amount of any cash dividends paid on common stock which are not in excess of the amount of dividends paid on the preferred stock, divided by (2) the total number of preferred shares outstanding as of such date (the “adjusted liquidation preference”), before any payment is made to other stockholders.
The Company may redeem all or a portion of the preferred stock at a price equal to the adjusted liquidation preference of each share, if the average closing price of the Company’s common stock has exceeded $12.00 for sixty consecutive trading days on or after November 10, 2002, or, any time on or after November 10, 2004. The preferred stock is subject to mandatory redemption if a change in control of the Company occurs.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2006, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
Forward-Looking Statements and Associated Risks
From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the Company’s December 31, 2005, Form 10-K for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
General
Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald’s Corporation (“McDonald’s”), the Company’s principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald’s promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing related litigation. Although the settlement of litigation between the Company and McDonald’s was completed in August 2004, this process is ongoing and will continue for some indefinite period primarily dependent upon on-going litigation. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes.
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2006, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
Outlook
As a result of the stockholders’ deficit at December 31, 2005, significant losses from operations, lack of operating revenue, and pending legal actions, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the

Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS
The discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. Continuing operations represent the costs required to maintain the Company’s current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, Board of Director fees, and space and facility costs. The Company’s continuing operations and discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying condensed consolidated financial statements and related notes.
RESULTS OF CONTINUING OPERATIONS
Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005
The Company generated no sales or gross profits during the three months ended June 30, 2006 and 2005.
General and administrative expenses totaled $1.1 million during the three months ended June 30, 2006, compared to $.7 million during the same period in the prior year. The increase was primarily due to a lump sum payment of $.4 million made to a director upon termination of his services to the Company in accordance with his Executive Services Agreement.
Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005
The Company generated no sales or gross profits during the six months ended June 30, 2006 and 2005.
General and administrative expenses totaled $2.0 million during the six months ended June 30, 2006, compared to $1.5 million during the same period in the prior year. The increase was primarily due to lump sum payments totaling $.6 million made to certain directors upon termination of their services to the Company in accordance with their Executive Services Agreements, partially offset by a decrease in labor and insurance costs.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005
The Company generated no sales or gross profits during the three months ended June 30, 2006 and 2005.
General and administrative expenses totaled $0 during the three months ended June 30, 2006, compared to $.1 million during the same period in the prior year. The decrease was primarily to due the completion of the liquidation of the Company’s subsidiaries in Europe and Hong Kong, during the first quarter of 2006.
Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005
The Company generated no sales or gross profits during the six months ended June 30, 2006 and 2005.
General and administrative expenses totaled $0 during the six months ended June 30, 2006, compared to $.1 million during the same period in the prior year. The decrease was primarily to due the completion of the liquidation of the Company’s subsidiaries in Europe and Hong Kong during the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
The matters discussed in the section “Absence of Operating Business; Going Concern” in Note 2 of the “Notes to Condensed Consolidated Financial Statements” have had and will continue to have a substantial adverse impact on the Company’s cash position. As a result of the stockholders’ deficit at December 31, 2005, significant losses from operations, lack of operating revenue, and pending legal actions, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
The Company continues to incur operating losses in 2006 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments and any future proceeds from litigation. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful.
Continuing Operations
Working capital from continuing operations at June 30, 2006, was $17.6 million compared to $18.7 million at December 31, 2005.
Net cash used in operating activities from continuing operations during the six months ended June 30, 2006, totaled $1.6 million primarily due to a loss from continuing operations. Net cash used in operating activities from continuing operations during the six months ended June 30, 2005, totaled $1.1 million primarily due to a net loss from continuing operations of $1.2 million partially offset by a net change in working capital items of $.1 million.
Net cash provided by investing activities from continuing operations during the six months ended June 30, 2006, totaled $2.8 million primarily due to the Company’s Indemnification Trust expiring by its own terms without any claims having been made and all funds held by the Trust plus accrued interest, less Trustee fees, totaling approximately $2.8 million being returned to the Company (see Note 7). Net cash used in investing activities from continuing operations during the six months ended June 30, 2005, totaled $.2 million primarily due to an increase in restricted cash which was transferred from discontinued operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.
Cash flows from financing activities during the six months ended June 30, 2006, totaled $2,000 due to the exercise of 20,000 stock options at $.10 per share. There were no cash flows from financing activities during the six months ended June 30, 2005.
Restricted cash included within continuing operations totaled $0 at June 30, 2006, and $2.8 million at December 31, 2005, which primarily consisted of amounts deposited into an irrevocable trust, totaling $2.7 million.
Discontinued Operations
Working capital from discontinued operations was a deficit of $(.2) million at June 30, 2006, compared to $(.3) million December 31, 2005.
Net cash provided by operating activities of discontinued operations during the six months ended June 30, 2006, totaled $.4 million, primarily due to net income of $.5 million resulting from the gain associated with payments received on the New Subordinated Note from Cyrk (see Note 9). Net cash used in operating activities of discontinued operations during the six months ended June 30, 2005, totaled $.5 million, primarily due to a change in the contingent lease liability accrual of $.4 million and a change in working capital of $.3 million partially offset by net income from discontinued operations of $.2 million.

Net cash provided by investing activities within discontinued operations during the six months ended June 30, 2006, totaled $.2 million compared to net cash provided by investing activities within discontinued operations during the six months ended June 30, 2005, which totaled $.7 million. Both amounts were primarily due to a decrease in restricted cash which was transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.
There were no financing activities within discontinued operations during the six months ended June 30, 2006 and 2005.
Restricted cash included within discontinued operations at June 30, 2006, and December 31, 2005, totaled $.3 million and $.4 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company’s obligations pursuant to its outstanding standby letters of credit. These amounts are in addition to the restricted cash amounts included within continuing operations noted above.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item. Part of the Company’s discontinued operations consisted of certain consolidated subsidiaries that were denominated in foreign currencies. However, because the close down of these subsidiaries is complete, the Company is not exposed to foreign currency exchange risk.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES: At June 30, 2006, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the Chief Executive Officer of the Company, and Greg Mays, the Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, the Principal Executive and Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.
INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION
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

Date: August 11, 2006	SIMON WORLDWIDE, INC.
/s/ J. ANTHONY KOUBA
J. Anthony Kouba
Chief Executive Officer (duly authorized signatory)