Form 10-Q
period 2006-09-30
SIMON WORLDWIDE INC
filed 2006-11-13
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 0-21878
SIMON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3081657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 3, 2006, 16,673,193 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,746	$16,310
Restricted cash	—	2,818
Prepaid expenses and other current assets	69	316
Assets from discontinued operations to be disposed of — current (Note 4)	564	541

Total current assets	18,379	19,985
Property and equipment, net	—	4
Other assets	93	109
Investments	9,575	11,456
Assets from discontinued operations to be disposed of — non-current (Note 4)	236	268

Total non-current assets	9,904	11,837

	$28,283	$31,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$157	$187
Affiliates	181	176
Accrued expenses and other current liabilities	282	373
Liabilities from discontinued operations — current (Note 4)	800	809

Total current liabilities	1,420	1,545

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 32,061 shares issued and outstanding at September 30, 2006, and 31,118 shares issued and outstanding at December 31, 2005, stated at redemption value of $1,000 per share (Note 10)	32,061	31,118

Stockholders’ deficit:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,673,193 shares issued and outstanding at September 30, 2006, and 16,653,193 shares issued and outstanding at December 31, 2005	167	167
Additional paid-in capital	138,502	138,500
Retained deficit	(153,280)	(150,802)
Unrealized gain on investments	9,413	11,294

Total stockholders’ deficit	(5,198)	(841)

	$28,283	$31,822

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—
General and administrative expenses	733	776	2,781	2,255

Operating loss from continuing operations	(733)	(776)	(2,781)	(2,255)
Interest income	235	189	647	438

Loss from continuing operations before income taxes	(498)	(587)	(2,134)	(1,817)
Income tax benefit	—	—	—	—

Net loss from continuing operations	(498)	(587)	(2,134)	(1,817)
Income (loss) from discontinued operations, net of tax (Note 4)	90	(661)	604	(493)

Net loss	(408)	(1,248)	(1,530)	(2,310)
Preferred stock dividends	(320)	(307)	(948)	(914)

Net loss available to common stockholders	$(728)	$(1,555)	$(2,478)	$(3,224)

Loss per share from continuing operations available to common stockholders:
Loss per common share — basic and diluted	$(0.05)	$(0.05)	$(0.19)	$(0.16)

Weighted average shares outstanding — basic and diluted	16,673	16,653	16,663	16,653

Income (loss) per share from discontinued operations:
Income (loss) per common share — basic and diluted	$0.01	$(0.04)	$0.04	$(0.03)

Weighted average shares outstanding — basic and diluted	16,673	16,653	16,663	16,653

Net loss available to common stockholders:
Loss per common share — basic and diluted	$(0.04)	$(0.09)	$(0.15)	$(0.19)

Weighted average shares outstanding — basic and diluted	16,673	16,653	16,663	16,653

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net loss	$(408)	$(1,248)	$(1,530)	$(2,310)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(1,881)	—	(1,881)	11,294

Comprehensive income (loss)	$(2,289)	$(1,248)	$(3,411)	$8,984

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months
	ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,530)	$(2,310)
Income (loss) from discontinued operations	604	(493)

Loss from continuing operations	(2,134)	(1,817)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	7
Cash provided by (used in) discontinued operations	595	(877)
Cash transferred from (to) discontinued operations	(138)	503
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	247	425
Accounts payable	(25)	(99)
Accrued expenses and other current liabilities	(91)	(135)

Net cash used in operating activities	(1,542)	(1,993)

Cash flows from investing activities:
Decrease in restricted cash	2,818	825
Cash provided by discontinued operations	142	36
Other, net	16	40

Net cash provided by investing activities	2,976	901

Cash flows from financing activities:
Proceeds from the exercise of stock options	2	—

Net increase (decrease) in cash and cash equivalents	1,436	(1,092)
Cash and cash equivalents, beginning of period	16,310	18,892

Cash and cash equivalents, end of period	$17,746	$17,800

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$6

Supplemental non-cash financing activities:
Dividends paid in kind on redeemable preferred stock	$943	$906

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
At September 30, 2006, the Company had two stock-based compensation plans. The Company adopted the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” and revised by FASB Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) eliminated the alternative to use the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was available under Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions).
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
At September 30, 2006, and December 31, 2005, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption FIN 48 to have a material effect on its consolidated statements of financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption SFAS 157 to have a material effect on its consolidated statements of financial position or results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings upon adoption. The Company does not expect the adoption SAB 108 to have a material effect on its consolidated statements of financial position or results of operations.

2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2006, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
At September 30, 2006, and December 31, 2005, the Company had stockholders’ deficit of $(5.2) million and $(.8) million, respectively. For the nine months ended September 30, 2006 and 2005, the Company had a net loss of $(1.5) million and $(2.3) million, respectively. The Company continues to incur losses in 2006 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of the stockholders’ deficit at December 31, 2005, significant losses from operations, lack of operating revenue, and pending legal actions, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
There were no stock options granted under the plans during the nine months ended September 30, 2006 and 2005.
The following summarizes the status of the Company’s stock options as of September 30, 2006, and changes for the nine months then ended:

			Weighted
			Exercise
	Shares		Price

Outstanding at the beginning of period	215,000		$4.51
Granted	—		—
Exercised	(20,000)		0.10
Expired or forfeited	(5,000)		16.50

Outstanding at end of period	190,000		4.66

Options exercisable at end of period	190,000	(a)	$4.66

Options available for future grant	1,000,000	(b)

Weighted average fair value of options granted during period	Not applicable

(a)	Outstanding pursuant to the 1993 Omnibus Stock Plan.

(b)	Available for issuance under the 1997 Plan.
The following table summarizes information about stock options outstanding at September 30, 2006:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$ 0.10	—	$1.99	75,000	6.60	$0.10	$17,250	75,000	$0.10	$17,250
$ 2.00	—	$5.38	65,000	2.88	4.60	—	65,000	4.60	—
$ 7.56	—	$8.81	25,000	3.09	8.31	—	25,000	8.31	—
$ 12.25	—	$15.50	25,000	1.29	14.85	—	25,000	14.85	—

$ 0.10	—	$15.50	190,000	4.17	$4.66		190,000	$4.66

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.33 on September 29, 2006 (as no closing price was available for September 30, 2006).

4. Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. The Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. At September 30, 2006, the Company’s elimination of its on-going promotions business operations was substantially complete.
Assets and liabilities related to discontinued operations at September 30, 2006, and December 31, 2005, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$295	$163
Restricted cash	269	378

Total current assets	564	541
Other assets	236	268

Assets from discontinued operations to be disposed of	$800	$809

Liabilities:
Accounts payable — trade	$—	$19
Accrued expenses and other current liabilities	800	790

Total current liabilities	800	809

Liabilities from discontinued operations	$800	$809

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2006 and 2005, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	—	57	—	193
Loss (gain) on settlement (Note 9)	(74)	555	(599)	555
Impairment (Note 5)	—	—	13	—

Operating income (loss)	74	(612)	586	(748)

Interest income	16	—	45	—
Other income (loss) (Note 9)	—	(49)	(27)	255

Net income (loss) from discontinued operations	$90	$(661)	$604	$(493)

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
Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. Based on its review, the Company recorded an nominal investment impairment during the second quarter of 2006. The carrying value of the Company’s investment portfolio totaled $9.6 million as of September 30, 2006, and includes an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC’s principal investment is shares of common stock in Source Interlink Companies, Inc. (“Source”). Prior to February 28, 2005, this investment was in Alliance Entertainment Corp. (“Alliance”), a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions, which was acquired by Source on that date. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source, a publicly-traded, direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. On the date of the merger, the Company’s pro-rata investment in Yucaipa AEC was valued by multiplying the number of Source shares indirectly held by the Company by the stock price of Source on that date. Accordingly, on February 28, 2005, to reflect the change in its underlying investment within Yucaipa AEC, the Company recorded an unrealized gain to Other Comprehensive Income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts the value of its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. During the third quarter of 2006 and based on a review by management, the Company reduced the carrying value of its investment in Yucaipa AEC to $9.4 million by recording an unrealized loss to Other Comprehensive Income of $1.9 million. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source, which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.
While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.
6. Short-Term Borrowings
Restricted cash included within continuing operations totaled $0 at September 30, 2006, and $2.8 million at December 31, 2005, which primarily consisted of amounts deposited into an irrevocable trust (Note 7). In addition, restricted cash included within discontinued operations at September 30, 2006, and December 31, 2005, totaled $.3 million and $.4 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit.
7. Indemnification Trust Agreement
In March 2002, the Company, Simon Marketing (a subsidiary of the Company), and a Trustee entered into an Indemnification Trust Agreement (the “Agreement” or the “Trust”), which required the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up to augment the Company’s existing insurance coverage for indemnifying directors, officers, and certain described consultants who are entitled to indemnification against liabilities arising out of their status as directors, officers, and/or consultants (individually “Indemnitee” or collectively “Indemnitees”). The Trust was to pay Indemnitees for amounts to which the Indemnitees were legally and properly entitled under the Company’s indemnity obligation and were not paid to the Indemnitees by another party. At December 31, 2005, these funds were included in restricted cash in the accompanying consolidated balance sheets. On March 1, 2006, the Trust expired by its own terms without any claims having been made and all funds held by the Trust plus accrued interest, less Trustee fees, totaling approximately $2.8 million were returned to the Company.

8. Earnings Per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common stockholders” and other related disclosures required by FASB Statement No. 128, “Earnings per Share,” (in thousands, except share and per share data):

	For the Three Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Loss from continuing operations	$(498)			$(587)
Preferred stock dividends	(320)			(307)

Loss from continuing operations available to common stockholders	$(818)	16,673,193	$(0.05)	$(894)	16,653,193	$(0.05)

Income (loss) from discontinued operations	$90	16,673,193	$0.01	$(661)	16,653,193	$(0.04)

Net loss	$(408)			$(1,248)
Preferred stock dividends	(320)			(307)

Net loss available to common stockholders	$(728)	16,673,193	$(0.04)	$(1,555)	16,653,193	$(0.09)

For the three months ended September 30, 2006 and 2005, 3,869,428 and 3,718,444 shares on a converted basis, respectively, of convertible preferred stock (see Note 10) were not included in the computation of diluted EPS, and 190,000 and 215,000 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

	For the Nine Months Ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Loss from continuing operations	$(2,134)			$(1,817)
Preferred stock dividends	(948)			(914)

Loss from continuing operations available to common stockholders	$(3,082)	16,662,570	$(0.19)	$(2,731)	16,653,193	$(0.16)

Income (loss) from discontinued operations	$604	16,662,570	$0.04	$(493)	16,653,193	$(0.03)

Net loss	$(1,530)			$(2,310)
Preferred stock dividends	(948)			(914)

Net loss available to common stockholders	$(2,478)	16,662,570	$(0.15)	$(3,224)	16,653,193	$(0.19)

For the nine months ended September 30, 2006 and 2005, 3,831,481 and 3,681,978 shares on a converted basis, respectively, of convertible preferred stock (see Note 10) were not included in the computation of diluted EPS, and 202,179 and 194,203 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
9. Loss (Gain) on Settlement and Other Income (Loss)
In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for $8 million in cash and a note in the amount of $2.3 million. Cyrk also assumed certain liabilities of the CPG business. One of the obligations assumed by Cyrk was to Winthrop Resources Corporation (“Winthrop”). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. The available amount under this letter of credit reduced over time as the underlying obligation to Winthrop reduced. The letter of credit had semi-annual expirations through August 2007 when the underlying obligation would be satisfied.

Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation was not required under the provisions of FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which was secured by the Company’s letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5, “Accounting for Contingencies,” the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease.
During the three and nine months ended September 30, 2005, the Company reduced its contingent loss liability related to the Winthrop lease by $.4 million and $.8 million, respectively, included in Other Income (Loss) in Note 4, to reflect the reduction in the Winthrop liability. During the fourth quarter of 2005, Winthrop drew down the $1.6 million balance of the Company’s letter of credit due to Cyrk’s default on its obligations to Winthrop. An equal amount of the Company’s restricted cash was drawn down by the Company’s bank which had issued the letter of credit. Due to this default, Cyrk’s $2.3 million subordinated note payable to the Company, which was forgiven by the Company in 2003, was reinstated.
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
During the three and nine months ended September 30, 2006, approximately $90,000 and $644,000, respectively, in payments were received by the Company pursuant to the New Subordinated Note. Such amounts, less imputed interest, are included in Loss (Gain) on Settlement in Note 4, and an allowance was recorded for the balance of the New Subordinated Note.
10. Redeemable Preferred Stock
In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock (“preferred stock”) to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,908,122 and 3,793,185 shares as of September 30, 2006, and December 31, 2005, respectively).
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2006, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2006, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005
The Company generated no sales or gross profits during the three months ended September 30, 2006 and 2005.
General and administrative expenses totaled $.7 million during the three months ended September 30, 2006, compared to $.8 million during the same period in the prior year. The decrease was primarily due to a reduction in labor costs resulting from the former Co-Chief Executive Officer’s termination of his services to the Company in the second quarter of 2006.
Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005
The Company generated no sales or gross profits during the nine months ended September 30, 2006 and 2005.
General and administrative expenses totaled $2.8 million during the nine months ended September 30, 2006, compared to $2.3 million during the same period in the prior year. The increase was primarily due to lump sum payments totaling $.6 million made to certain directors upon termination of their services to the Company in accordance with their Executive Services Agreements, partially offset by a decrease in insurance costs and labor costs, resulting from the former Co-Chief Executive Officer’s termination of his services to the Company in the second quarter of 2006.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005
The Company generated no sales or gross profits during the three months ended September 30, 2006 and 2005.
General and administrative expenses totaled $0 during the three months ended September 30, 2006, compared to $.1 million during the same period in the prior year. The decrease was primarily to due the completion of the liquidation of the Company’s subsidiaries in Europe and Hong Kong, during the first quarter of 2006.
Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005
The Company generated no sales or gross profits during the nine months ended September 30, 2006 and 2005.
General and administrative expenses totaled $0 during the nine months ended September 30, 2006, compared to $.2 million during the same period in the prior year. The decrease was primarily to due the completion of the liquidation of the Company’s subsidiaries in Europe and Hong Kong during the first quarter of 2006.

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
Continuing Operations
Working capital from continuing operations at September 30, 2006, was $17.2 million compared to $18.7 million at December 31, 2005.
Net cash used in operating activities from continuing operations during the nine months ended September 30, 2006, totaled $2.0 million primarily due to a loss from continuing operations of $2.1 million, partially offset by an increase in working capital items of $.1 million. Net cash used in operating activities from continuing operations during the nine months ended September 30, 2005, totaled $1.6 million primarily due to a loss from continuing operation of $1.8 million partially offset by an increase in working capital items of $.2 million.
Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2006, totaled $2.8 million primarily due to the Company’s Indemnification Trust expiring by its own terms without any claims having been made and all funds held by the Trust plus accrued interest, less Trustee fees, totaling approximately $2.8 million being returned to the Company (see Note 7). Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2005, totaled $.9 million due to a decrease in restricted cash.
Cash flows from financing activities during the nine months ended September 30, 2006, totaled $2,000 due to the exercise of 20,000 stock options at $.10 per share. There were no cash flows from financing activities during the nine months ended September 30, 2005.
Restricted cash included within continuing operations totaled $0 at September 30, 2006, and $2.8 million at December 31, 2005, which primarily consisted of amounts deposited into an irrevocable trust, totaling $2.7 million.
Discontinued Operations
Working capital from discontinued operations was a deficit of $(.2) million at September 30, 2006, compared to $(.3) million December 31, 2005.
Net cash provided by operating activities of discontinued operations during the nine months ended September 30, 2006, totaled $.5 million, primarily due to income from discontinued operations resulting from the gain associated with payments received on the New Subordinated Note from Cyrk (see Note 9). Net cash used in operating activities of discontinued operations during the nine months ended September 30, 2005, totaled $.4 million, primarily due to a loss from discontinued operations of $.5 million, partially offset by an increase in working capital items.

Net cash provided by investing activities within discontinued operations during the nine months ended September 30, 2006, totaled $.1 million compared to net cash provided of $36,000 during the same period of the prior year. Both amounts were primarily due to a decrease in restricted cash which was transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.
There were no financing activities within discontinued operations during the nine months ended September 30, 2006 and 2005.
Restricted cash included within discontinued operations at September 30, 2006, and December 31, 2005, totaled $.3 million and $.4 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company’s obligations pursuant to its outstanding standby letters of credit. These amounts are in addition to the restricted cash amounts, if any, included within continuing operations noted above.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item. Part of the Company’s discontinued operations consisted of certain consolidated subsidiaries that were denominated in foreign currencies. However, because the liquidation of these subsidiaries is complete, the Company is no longer exposed to foreign currency exchange risk.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES: At September 30, 2006, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the Chief Executive Officer of the Company, and Greg Mays, the Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, the Principal Executive and Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.
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

Date: November 13, 2006	SIMON WORLDWIDE, INC.
/s/ J. ANTHONY KOUBA
J. Anthony Kouba
Chief Executive Officer (duly authorized signatory)