Form 10-K
period 2006-12-31
SIMON WORLDWIDE INC
filed 2007-03-30
CIK 864264

SIMON WORLDWIDE, INC.
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-21878
SIMON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3081657 (I.R.S. Employer Identification No.)
5200 W. CENTURY BOULEVARD, LOS ANGELES, CALIFORNIA 90045
(Address of principal executive office)
(310) 417-4660
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $0.01 Par Value Per Share	NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant was $5,446,060.
At March 16, 2007, 16,673,193 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
INDEX

PART I
Item 1. Business
GENERAL
Prior to August 2001, the Company, incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The major client of the Company in recent years had been McDonald’s Corporation (“McDonald’s”), for which the Company’s Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing, and promotional retail items. Net sales to McDonald’s and Philip Morris, another significant client, accounted for 78% and 8%, respectively, of total net sales in 2001.
On August 21, 2001, the Company was notified by McDonald’s that it was terminating its approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson (“Mr. Jacobson”), a former employee of Simon Marketing who subsequently pled guilty to embezzling winning game pieces from McDonald’s promotional games administered by Simon Marketing. No other Company employee was found to have any knowledge of or complicity in his illegal scheme. Simon Marketing was identified in the criminal indictment of Mr. Jacobson, along with McDonald’s, as an innocent victim of Mr. Jacobson’s fraudulent scheme. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. As a result of the above events, the Company no longer has an ongoing promotions business.
Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue for some indefinite period primarily dependent upon ongoing litigation. See Item 3. Legal Proceedings. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2006, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2006, the Company had a stockholders’ deficit of $7.2 million. For the year ended December 31, 2006, the Company had a net loss of $1.9 million. The Company incurred losses within its continuing operations in 2006 and continues to incur losses in 2007 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders’ deficit at December 31, 2006, the Company’s significant loss from operations, lack of operating revenue, and the pending legal matters, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
At December 31, 2006, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by the Yucaipa Companies, a Los Angeles, California based investment firm, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC in turn principally holds an investment in the common stock of Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. Prior to 2005, this investment was in Alliance Entertainment Corp. (“Alliance”) which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro-rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the other accumulated comprehensive income component of the stockholders’ deficit. There were adjustments during 2006 which reduced the recorded value of the Company’s investment in Yucaipa AEC totaling $3.2 million. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.
The Company is currently managed by J. Anthony Kouba, chief executive officer, in consultation with a principal financial officer and acting general counsel. In connection with such responsibility, Mr. Kouba entered into an Executive Services Agreement dated May 30, 2003, which was subsequently amended in May 2004. See Item 11. Executive Compensation.
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock described below. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful.
1999 EQUITY INVESTMENT
In November 1999, Overseas Toys L.P., an affiliate of Yucaipa, invested $25 million into the Company in exchange for 25,000 shares of a new series A convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and a warrant, which expired in November 2004, to purchase an additional 15,000 shares of series A convertible preferred stock (initially convertible into 1,666,667 shares of Company common stock). The net proceeds of $20.6 million from this transaction, which was approved by the Company’s stockholders, were used for general corporate purposes. Under its terms, the preferred stock has a preference upon liquidation and must be redeemed under certain circumstances, including a sale of the Company or change of control as defined therein. As of December 31, 2006, the amount of the liquidation preference, which is equal to the sum of the preferred stock outstanding plus accrued dividends, was $32.6 million, and the redemption value, which is equal to the sum of the preferred stock outstanding plus accrued dividends multiplied by 101%, was $32.9 million. As of December 31, 2006, assuming conversion of all of the convertible preferred stock and accrued dividends, Overseas Toys L.P. would own approximately 19.1% of the then outstanding common stock.
In connection with the investment, the Company’s Board of Directors was increased to seven members and three designees of Yucaipa, including Yucaipa’s managing partner, Ronald W. Burkle, were elected to the Board of Directors and Mr. Burkle was elected chairman. Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick Brady, Allan Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak and Stanton agreed to vote all of the shares beneficially held by them to elect the three members nominated by Yucaipa. Mr. Burkle and Erika Paulson, a Yucaipa representative on the Board of Directors, subsequently resigned from the Board of Directors in August 2001. On March 20, 2006, Yucaipa notified the Company that it was designating Ira Tochner and Erika Paulson to fill the vacancies which had been created by the August 2001 resignations and that it was further designating that Mr. Tochner be appointed chairman of the board, as it was entitled to do under the terms of its investment. On April 18, 2006, George Golleher, the third Yucaipa representative on the Board of Directors and former co-chief executive officer, resigned from the Board of Directors and Greg Mays, the Company’s chief financial officer, was designated by Yucaipa to fill the vacancy created Mr. Golleher’s resignation.

In a letter to the Company and Yucaipa dated February 25, 2007, Everest Special Situations Fund L. P. (“Everest”) which beneficially owns approximately 12% of the Company’s outstanding common stock (see “Security Ownership of Certain Beneficial Owners” in Item 12) proposed a financial restructuring of the Company. The principal elements of the proposed restructuring are (i) the exchange by Yucaipa of all of its preferred stock for shares of common stock equal to 70% of the shares outstanding immediately after the proposed restructuring and (ii) the election of 2 representatives of Everest to the Company’s Board of Directors. The proposed restructuring would require the approval of Yucaipa and an increase in the number of authorized shares of common stock which would require stockholder approval in accordance with Delaware law. A copy of the letter was filed with the Securities and Exchange Commission by Everest on February 27, 2007, as an exhibit to an amendment of its Schedule 13D.
2001 SALE OF BUSINESS
In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt. Two million three hundred thousand dollars ($2,300,000) of the purchase price was paid with a 10% per annum five-year subordinated note from Cyrk, with the balance being paid in cash. CPG had been engaged in the corporate catalog and specialty advertising segment of the promotions industry. Cyrk assumed certain liabilities of the CPG business as specified in the Purchase Agreement, and the Company agreed to transfer its former name, Cyrk, to the buyer. There is no material relationship between Cyrk and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to secure partial performance of assumed liabilities and the balance due on the note was forgiven, subject to a reinstatement thereof in the event of default by Cyrk under such assumed liabilities.
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
In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which were secured by the Company’s letter of credit. As a result of the foregoing, the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. As of September 30, 2005, the available amount under the letter of credit was $2.1 million which was secured, in part, by $1.6 million of restricted cash of the Company. The Company’s letter of credit was also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company.
In December 2005, the Company received notification that Winthrop drew down the $1.6 million balance of the Company’s letter of credit due to Cyrk’s default on its obligations to Winthrop. An equal amount of the Company’s restricted cash was drawn down by the Company’s bank which had issued the letter of credit. Upon default by Cyrk and if such default is not cured within 15 days after receipt of written notice of default from the Company, Cyrk’s $2.3 million subordinated note payable to the Company, which was forgiven by the Company in 2003, was subject to reinstatement. After evaluating its alternatives in December 2005 and providing written notice to Cyrk in January 2006, such $2.3 million subordinated note payable was reinstated in January 2006 pursuant to a Settlement Agreement and Mutual General Release with Cyrk as explained in the following paragraph.
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note, or the Confession Judgment. So long as Cyrk does not default on the New Subordinated Note, the Company has agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. In the event of a default by Cyrk of its obligations under the New Subordinated Note, there is no assurance that the Company will be successful in enforcing the Confession of Judgment.
Item 1A. Risk Factors
The following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the Company’s current year and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.
UNCERTAIN OUTLOOK
The Company no longer has any operating business. As a result of this fact, together with the stockholders’ deficit, the Company’s significant loss from operations, lack of operating revenue, and the pending legal matters, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock described below. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful.
No assurances can be made that the holders of our capital stock will receive any distributions if the Company is wound up and liquidated or sold. The outstanding preferred stock has a liquidation preference over the common stock of $32.6 million, which includes accrued dividends. Also, upon a change of control of the Company, the holder of the outstanding preferred stock can cause the Company to redeem the preferred stock for 101% of the liquidation preference.
PENDING LITIGATION
Although significant litigation, including the litigation with McDonald’s and related entities, was settled during the third quarter of 2004, other material litigation against the Company is still pending, specifically, a case in Canada which arose out of the same events which resulted in the McDonald’s litigation. In addition to the ongoing legal costs associated with the defense of this case and any future cases which may be brought against the Company by persons who opted out of the McDonald’s settlement or others, any significant adverse judgment would have a material adverse effect on the Company.
DEPENDENCE ON KEY PERSONNEL
We are dependent on several key personnel, including our directors. In light of our uncertain outlook, there is no assurance that our key personnel can be retained. The loss of the services of our key personnel would harm the Company. In addition, the Company has a limited number personnel. As such, this presents a challenge in implementing Section 404 of the Sarbanes-Oxley Act of 2002 with which the Company must comply in fiscal 2007. If Section 404 is not properly implemented, the Company’s internal control over financial reporting may be adversely affected.
INVESTMENTS
The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company’s investment portfolio totaled $8.2 million as of December 31, 2006.
FORWARD LOOKING INFORMATION
From time to time, the Company may provide forward looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives. This information may be contained in filings with the Securities and

Exchange Commission, press releases, or oral statements by the officers of the Company. The Company desires to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and these risk factors are intended to do so.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
In September 2006, the Company renewed a 12-month lease agreement for 2,600 square feet of office space in Los Angeles, California, with a monthly rent of approximately $3,900, into which the Company relocated its remaining scaled-down operations in 2004. For a summary of the Company’s minimum rental commitments under all non-cancelable operating leases as of December 31, 2006, see Notes to Consolidated Financial Statements.
Item 3. Legal Proceedings
As a result of the Jacobson embezzlement described above in Item 1. Business, numerous consumer class action and representative action lawsuits were filed in Illinois and multiple other jurisdictions nationwide and in Canada. All actions brought in the United States were eventually consolidated and settled (the “Boland Settlement”), except for any plaintiff who opted out of such settlement.
On or about September 13, 2002, an action was filed against Simon Marketing and McDonald’s in Canada in Ontario Provincial Court alleging substantially the same facts as in the United States class action lawsuits and adding an allegation that Simon Marketing and McDonald’s deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald’s promotional games. The plaintiffs were Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, a second action was filed against Simon Marketing and McDonald’s in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Canadian Court has dismissed the case filed in September 2002, but has allowed the October 2002 case to move forward. During the third quarter of 2005, the Company entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company paid $650,000 Canadian ($554,512 US) to be used for costs, fees, and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement has been paid by the Company into an escrow account and is being held in escrow pending certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court. The Company is awaiting such rulings from the Canadian court.
On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP (“PWC”) and two other accounting firms, citing the accountants’ failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald’s promotional games. The complaint alleged that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, sought unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. On March 14, 2007, the Court granted a Motion for Summary Judgment brought by PWC entering judgment in the matter in favor of PWC. The Company intends to appeal this ruling and will seek to reinstate the lawsuit.
On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. (“HA-LO”), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. The Company has retained bankruptcy counsel to represent it in the matter and is investigating facts surrounding the alleged payment. It has recorded a contingent loss liability of $.5 million related to this matter.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Until May 3, 2002, the Company’s stock traded on The Nasdaq Stock Market under the symbol SWWI. On May 3, 2002, the Company’s stock was delisted by Nasdaq due to the fact that the Company’s stock was trading at a price below the minimum Nasdaq requirement. The following table presents, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the over-the-counter market in the Pink Sheets. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low
First quarter	$0.60	$0.22	$0.17	$0.12
Second quarter	0.60	0.30	0.32	0.17
Third quarter	0.42	0.30	0.30	0.20
Fourth quarter	0.38	0.25	0.40	0.22
As of March 15, 2007, the Company had approximately 410 holders of record of its common stock. The last reported sale price of the Company’s common stock on March 15, 2007, was $0.28.
The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.
During 2006, the Company did not repurchase any of its common stock.
STOCK PERFORMANCE GRAPH
The following graph assumes an investment of $100 on December 31, 2001, and compares changes thereafter through December 31, 2006, in the market price of the Company’s common stock with (1) the Nasdaq Composite Index (a broad market index) and (2) the Russell 2000 Index. The Russell 2000 Index was used in place of a published industry or line-of-business index because although the Company formerly had marketing services operations, the Company currently has no operating business. As such, a published industry or line-of-business index would not provide a meaningful comparison and the Company cannot reasonably identify a peer group. As an alternative, the Company used the Russell 2000 Index which represents a capitalization-weighted index designed to measure the performance of the 2,000 smallest publicly traded U.S. companies, in terms of market capitalization, that are part of the Russell 3000 Index. The Nasdaq Composite Index measures all Nasdaq domestic and international based common type stocks listed on The Nasdaq Stock Market and includes over 3,000 companies.
The performance of the indices is shown on a total return (dividend reinvestment) basis; however, the Company paid no dividends on its common stock during the period shown. The graph lines merely connect the beginning and ending of the measuring periods and do not reflect fluctuations between those dates.

Comparison of Cumulative Total Return

	Fiscal Year Ended
	2001	2002	2003	2004	2005	2006

SWWI	$100	$49	$38	$81	$138	$181
NASDAQ	100	68	103	112	113	124
Russell 2000	100	77	98	108	112	130

Item 6. Selected Financial Data
By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations. The following selected financial data has been derived from our audited financial statements and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
		(in thousands, except per share data)
Selected statement of operations data:
Continuing operations:
Revenues	$—	$—	$—	$—	$—
Net loss	(2,625)	(2,684)	(3,625)	(5,270)	(15,406)
Loss per common share available to common shareholders-basic and diluted	(0.23)	(0.23)	(0.29)	(0.38)	(0.99)

Discontinued operations:
Revenues	—	—	—	—	—
Net income (loss)	707	(478)	24,261 (1)	(3,591)	6,120 (2)
Earnings (loss) per common share available to common shareholders-basic and diluted	0.04	(0.03)	1.46	(0.22)	0.37

	December 31,
	2006	2005	2004	2003	2002
			(in thousands)
Selected balance sheet data:
Cash and cash equivalents (3)	$17,637	$16,473	$18,892	$10,065	$14,417
Total assets	26,590	31,822	26,123	19,838	26,440
Redeemable preferred stock	32,381	31,118	29,904	28,737	27,616
Stockholders’ deficit	(7,236)	(841)	(7,749)	(27,213)	(17,225)

(1)	In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13,000 and due to the elimination of liabilities associated with the settlement of approximately $12,000, the Company recorded a gain of approximately $25,000.

(2)	Includes $4,574 of pre-tax charges attributable to loss of significant customers, $12,023 of pre-tax net gain on settlement of vendor payables, and $4,432 on settlement of lease and other obligations.

(3)	Includes only non-restricted cash and cash included in discontinued operations in the balance sheets of $408 and $163 as of December 31, 2006 and 2005, respectively.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
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
BUSINESS CONDITIONS
Prior to August 2001, the Company, incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company’s revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. The major client of the Company was McDonald’s Corporation (“McDonald’s”), for whom the Company’s Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing, and promotional retail items. Net sales to McDonald’s and Philip Morris, another significant client, accounted for 78% and 8%, respectively, of total net sales in 2001.
On August 21, 2001, the Company was notified by McDonald’s that it was terminating its approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson (“Mr. Jacobson”), a former employee of Simon Marketing who subsequently pled guilty to embezzling winning game pieces from McDonald’s promotional games administered by Simon Marketing. No other Company employee was found to have any knowledge of or complicity in his illegal scheme. Simon Marketing was identified in the criminal indictment of Mr. Jacobson, along with McDonald’s, as an innocent victim of Mr. Jacobson’s fraudulent scheme. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. As a result of the above events, the Company no longer has an ongoing promotions business.
Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue for some indefinite period primarily dependent upon ongoing litigation. See Item 3. Legal Proceedings. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2006, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2006, the Company had a stockholders’ deficit of $7.2 million. For the year ended December 31, 2006, the Company had a net loss of $1.9 million. The Company incurred losses within its continuing operations in 2006 and continues to incur losses in 2007 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders’ deficit at December 31, 2006, the Company’s significant loss from operations, lack of operating revenue, and the pending legal matters, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company is currently managed by J. Anthony Kouba, chief executive officer, in consultation with a principal financial officer and acting general counsel. In connection with such responsibilities, Mr. Kouba entered into an Executive Services Agreement dated May 30, 2003, which was subsequently amended in May 2004. See Item 11. Executive Compensation.
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
CRITICAL ACCOUNTING POLICIES
Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent liabilities. On an ongoing basis, management evaluates its estimates and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management applies the following critical accounting policies in the preparation of the Company’s consolidated financial statements:
LONG-TERM INVESTMENTS
In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company had invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions, and other economic factors. The carrying value of the Company’s investment portfolio totaled $8.2 million as of December 31, 2006.
Investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income (loss) component of stockholders’ deficit. Other investments, for which there are no readily available market values, are accounted for under the cost method and carried at the lower of cost or estimated fair value. The Company assesses on a periodic basis whether declines in fair value of investments below their amortized cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. During 2006 and 2005, the Company recorded investment impairments of $16,000 and $.2 million, respectively, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.
At December 31, 2006, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by the Yucaipa Companies, a Los Angeles, California based investment firm, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC in turn principally holds an investment in the common stock of Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. Prior to 2005, this investment was in Alliance Entertainment Corp. (“Alliance”) which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
The Company accounts for its investment in Yucaipa AEC Associates using the equity method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting Investments in Limited Liability Companies.”
On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro-rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments during 2006 which reduced the recorded value of the Company’s investment in Yucaipa AEC totaling $3.2 million. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.
While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

During 2006, the Company recorded an investment impairment of $16,000, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.
CONTINGENCIES
The Company records an accrued liability and related charge for an estimated loss from a loss contingency if two conditions are met: (1) information is available prior to the issuance of the financial statements that indicates it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (2) the amount of loss can be reasonably estimated. Accruals for general or unspecified business risks are not recorded. Gain contingencies are recognized when realized.
On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. (“HA-LO”), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. Based on an assessment by management, during the three months ended September 30, 2005, the Company recorded a contingent loss liability of $.5 million related to this matter. Such contingent loss liability remains on the Company’s balance sheet at December 31, 2006.
In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which were secured by a letter of credit of the Company. As a result of the foregoing, the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability.
In December 2005, the Company received notification that Winthrop drew down the $1.6 million balance of the Company’s letter of credit due to Cyrk’s default on its obligations to Winthrop. An equal amount of the Company’s restricted cash was drawn down by the Company’s bank which had issued the letter of credit. Upon default by Cyrk and if such default is not cured within 15 days after receipt of written notice of default from the Company, Cyrk’s $2.3 million subordinated note payable to the Company, which was forgiven by the Company in 2003, was subject to reinstatement. After evaluating its alternatives in December 2005 and providing written notice to Cyrk in January 2006, such $2.3 million subordinated note payable was reinstated in January 2006 pursuant to a Settlement Agreement and Mutual General Release with Cyrk as explained in the following paragraph.
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note, or the Confession Judgment. So long as Cyrk does not default on the New Subordinated Note, the Company has agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. In the event of a default by Cyrk of its obligations under the New Subordinated Note, there is no assurance that the Company will be successful in enforcing the Confession of Judgment.
IMPAIRMENT OF LONG-LIVED ASSETS
Periodically, the Company assesses, based on undiscounted cash flows, if there has been an impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing anticipated undiscounted future cash flows with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its consolidated statements of financial position or results of operations.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings upon adoption. The adoption of SAB 108 did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 provides guidance on consideration of any additional amounts included in the contractual terms of an insurance policy other than the cash surrender value in determining the amount that could be realized under an insurance contract, consideration of the contractual ability to surrender individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under an insurance contract, and whether the cash surrender value component of the amount that could be realized under an insurance contract should be discounted when contractual limitations on the ability to surrender a policy exist. EITF 06-5 is effective for the Company’s fiscal year beginning January 1, 2007, and requires the recognition of the effects of adoption be recorded as either a change in accounting principle through a cumulative-effect adjustment to beginning retained earnings in the year of adoption or a change in accounting principle through retrospective application to all prior periods. The Company expects the adoption of EITF 06-5 to result in an increase in the recorded amount of a cash surrender value related asset on its consolidated statement of financial position by $.7 million with a corresponding cumulative-effect adjustment to beginning retained earnings as provided for in EITF 06-5.
SIGNIFICANT CONTRACTUAL OBLIGATIONS
The following table includes certain significant contractual obligations of the Company at December 31, 2006.

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
		(in thousands)
Operating leases (a)	$36	$36	$—	$—	$—
Other long-term obligations (b)	240	80	160	—	—

Total contractual cash obligations	$276	$116	$160	$—	$—

(a)	Payments for operating leases are recognized as an expense in the consolidated statement of operations on a straight-line basis over the term of the lease.

(b)	Relates to life insurance premiums for the benefit of a former Company executive and for which the Company is obligated.

OTHER COMMERCIAL COMMITMENTS
The following table includes certain commercial commitments of the Company at December 31, 2006. See Notes to Consolidated Financial Statements for additional information related to these and other commitments.

	Total
	Committed at
	December 31,	Total Committed at End Of
	2006	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
			(in thousands)
Standby letters of credit	$203	$35	$35	$35	$35	$35	$35

The amount committed at December 31, 2006, primarily relates to a letter of credit provided by the Company to support the Company’s obligation to Winthrop Resources Corporation.
RESULTS OF CONTINUING AND DISCONTINUED OPERATIONS
By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. Continuing operations represent the direct costs required to maintain the Company’s current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, board of director fees, and space and facility costs. The Company’s continuing operations and discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying consolidated financial statements and related notes.
CONTINUING OPERATIONS
2006 COMPARED TO 2005
There were no revenues during 2006 and 2005.
General and administrative expenses totaled $3.5 million in 2006 compared to $3.1 million in 2005. The increase was primarily due to lump sum payments totaling $.6 million made to certain directors upon termination of their services to the Company in accordance with their Executive Services Agreements and an increase in board fees of $.1 million due to the net addition of two directors, partially offset by a decrease in insurance costs and labor costs totaling $.3 million, resulting from the former co-chief executive officer’s termination of his services to the Company in the second quarter of 2006. Changes in general and administrative expenses going forward are dependent on the outcome of the various alternative courses of action for the Company being considered by the Board of Directors, which include possibly acquiring or combining with one or more operating businesses. The Board has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful. Accordingly, the Company cannot predict changes in general and administrative expenses going forward.
Interest income totaled $.9 million in 2006 compared to $.6 million in 2005. The increase is primarily related an increase in the average fed funds rate, to which the Company’s largest cash account in indexed, as well as an increase in the average unrestricted cash balance due to the Company’s Indemnification Trust which expired during 2006 by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million being returned to the Company.
The Company recorded investment impairments during 2006 and 2005 of $16,000 and $.2 million, respectively, to adjust the recorded value of its investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expected from such investments.
Redeemable preferred stock dividends totaled $1.27 million in 2006 compared to $1.22 million in 2005. Dividends are paid in additional shares of preferred stock, and accordingly, any subsequent year’s dividend will be based on a larger amount of preferred stock outstanding. Thus, each year’s dividend increases at an annual rate of 4%, compounded quarterly, in accordance with the terms of the preferred stock.
2005 COMPARED TO 2004
There were no revenues during 2005 and 2004.
General and administrative expenses totaled $3.1 million in 2005 compared to $3.6 million in 2004. The decrease was primarily due to reductions in insurance expense of $.3 million, labor costs of $.1 million, and facilities costs of $.1 million.
Interest income totaled $.6 million in 2005 compared to $0 in 2004. The difference is due to the interest earned by the Company during 2004 primarily relating to discontinued operations and is therefore included therein for such year.
The Company recorded an investment impairment during 2005 of $.2 million to adjust the recorded value of its investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments. There were no such impairments during 2004.
Redeemable preferred stock dividends totaled $1.22 million in 2005 compared to $1.17 million in 2004. Dividends are paid in additional shares of preferred stock, and accordingly, any subsequent year’s dividend will be based on a larger amount of preferred stock outstanding. Thus, each year’s dividend increases at an annual rate of 4%, compounded quarterly, in accordance with the terms of the preferred stock.
DISCONTINUED OPERATIONS (NOTE 4)
2006 COMPARED TO 2005
There were no revenues or gross profit during 2006 and 2005.
General and administrative expenses totaled $0 in 2006 compared to $.2 million in 2005. The decrease was primarily due to the completion of the liquidation of the Company’s subsidiaries in Europe and Hong Kong, during the first quarter of 2006.
During 2006, the Company recorded a gain on settlement of approximately $.7 million which represented collections, net of imputed interest of approximately $60,000, related to the New Subordinated Note with Cyrk.
During 2005, the Company recorded a settlement loss related to a settlement agreement with plaintiff on behalf of the class in an action pending against the Company in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis alleging diversion from seeding in Canada of high-level winning prizes in certain McDonald’s promotional games administered by Simon Marketing. During the third quarter of 2005, the Company entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company paid $650,000 Canadian ($554,512 US) to be used for costs, fees, and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement is being held in escrow pending certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court.
Other income (expense) was $(27,000) during 2006 and $.3 million during 2005. The amount for 2006 related to a loss on disposal of the Company’s remaining subsidiaries in Europe and Hong Kong. The amount for 2005 primarily related to a decrease in a contingent loss accrual of $.8 million related to a reduction in the Winthrop liability partially offset by a contingent loss accrual of $.5 million related to the HA-LO matter. See Item 3. Legal Proceedings.
2005 COMPARED TO 2004
There were no net sales or gross profit during 2005 and 2004.
General and administrative expenses totaled $.2 million in 2005 compared to $2.0 million in 2004. The decrease was primarily due to a charge in 2004 against an asset related to an insurance policy for the benefit of a former Company executive and on which the Company was the beneficiary of the cash surrender value of $1.0 million and a reduction in expenses and other items related to the wind-down of the Company’s Europe and Hong Kong entities of $.8 million.
During 2005, the Company recorded a settlement loss related to a settlement agreement with plaintiff on behalf of the class in an action pending against the Company in Ontario Provincial Court in Canada seeking restitution and damages on a class-

wide basis alleging diversion from seeding in Canada of high-level winning prizes in certain McDonald’s promotional games administered by Simon Marketing. During the third quarter of 2005, the Company entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company paid $650,000 Canadian ($554,512 US) to be used for costs, fees, and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement is being held in escrow pending certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court.
During 2004, and in connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and due to the elimination of liabilities associated with the settlement of $12 million, the Company recorded a gain of $25 million. This gain was partially offset by a settlement loss of $.5 million resulting in a net gain on settlement of obligations of $24.5 million.
Other income (expense) was $.3 million during 2005 and $1.5 million in 2004. The amount for 2005 primarily related to a decrease in a contingent loss accrual of $.8 million related to a reduction in the Winthrop liability partially offset by a contingent loss accrual of $.5 million related to the HA-LO matter. See Item 3. Legal Proceedings. The amount for 2004 primarily related to gains associated with the disposal of the Company’s promotions business including various refunds of $.3 million, the settlement of general accruals for less than amounts carried on the Company’s books and other items of $.9 million, and a decrease in a contingent loss accrual of $.3 million related to a reduction in the Winthrop liability.
LIQUIDITY AND CAPITAL RESOURCES
The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company’s cash position. As a result of the stockholders’ deficit at December 31, 2006, the Company’s significant loss from operations, lack of operating revenue, and the pending legal matters, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company incurred losses within its continuing operations in 2006 and continues to incur losses in 2007 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income within its continuing operations, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments, and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
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
CONTINUING OPERATIONS
Working capital attributable to continuing operations at December 31, 2006 and 2005, was $16.8 million and $18.7 million, respectively.
Net cash used in operating activities from continuing operations during 2006 totaled $2.6 million, primarily due to a loss from continuing operations, resulting from the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004 of $13 million, after attorney’s fees, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In addition, the Company does not expect any significant capital expenditures in the foreseeable future.
Net cash used in operating activities from continuing operations during 2005 totaled $2.5 million, primarily due to a loss from continuing operations of $2.7 million, resulting from the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters, partially offset by a investment impairment charge of $.2 million.
Net cash used in operating activities from continuing operations during 2004 totaled $2.8 million, primarily due to a loss from continuing operations of $3.6 million, resulting from the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters, partially offset by changes in working capital items of $.8 million.

Net cash provided by investing activities during 2006 totaled $2.8 million primarily due to a decrease in restricted cash resulting from the Company’s Indemnification Trust expiring during 2006 by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.
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
There were no financing cash flows within continuing operations during 2006, 2005, and 2004.
In March 2002, the Company, Simon Marketing and a Trustee entered into an Indemnification Trust Agreement (the “Trust”), which required the Company and Simon Marketing to fund an irrevocable trust in the amount of $2.7 million. The Trust was set up to augment the Company’s existing insurance coverage for indemnifying directors, officers, and certain described consultants, who were entitled to indemnification against liabilities arising out of their status as directors, officers and/or consultants. On March 1, 2006, the trust expired by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.
In addition to the legal matters discussed in Item 3. Legal Proceedings, the Company is also involved in other litigation and legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these other litigation and legal matters will have a material adverse effect on its financial condition, results of operations, or net cash flows.
Restricted cash included within continuing operations at December 31, 2006 and 2005, totaled $0 and $2.8 million, respectively. The amount at December 31, 2005, primarily consisted of amounts deposited into an irrevocable trust, totaling $2.7 million.
DISCONTINUED OPERATIONS
Working capital deficit attributable to discontinued operations at December 31, 2006 and 2005, was $.2 million and $.3 million, respectively.
Net cash provided by discontinued operations during 2006 totaled $.7 million primarily due to cash provided by operating activities of $.5 million, net of amounts of cash transferred to discontinued operations and cash provided by investing activities of discontinued operations of $.2 million, which was primarily due to cash received pursuant to the New Subordinated Note with Cyrk.
Net cash used in discontinued operations during 2005 totaled $.4 million primarily due to cash used in operating activities of discontinued operations of $2.7 million, cash transferred to discontinued operations of $.1 million, partially offset by cash provided by investing activities of discontinued operations of $2.4 million. The $2.7 million cash used in operating activities of discontinued operations is primarily due to a net loss of $.5 million, a reduction in working capital items of $1.9 million, and other items of $.3 million. The $2.4 million cash provided by investing activities of discontinued operations was primarily due to a decrease in restricted cash with $1.6 million of such reduction due to the default by Cyrk on the Winthrop lease. See “2001 Sale of Business” in Item 1. Business.
Net cash provided by discontinued operations during 2004 totaled $24.3 million, primarily due to cash received and the elimination of liabilities related to the McDonald’s settlement totaling $25.0 million and cash provided by investing activities of $3.6 million primarily related to a reduction in restricted cash, partially offset by a settlement loss of $.5 million, a net change in working capital items of $2.8 million, and other charges of $1.0 million.
There were no financing activities of discontinued operations during 2006, 2005, and 2004.
In 2004, the Company recorded a net settlement gain of $24.5 million primarily due to cash received and the elimination of liabilities related to the McDonald’s settlement totaling $25.0 million partially offset by a settlement loss of $.5 million related to a life insurance policy for a former Company executive and on which the Company was obligated to make premium payments.

At December 31, 2004, the Company had various pre-existing letters of credit outstanding, which were cash collateralized and had various expiration dates through August 2007. As of December 31, 2004, the Company had approximately $3.0 million in outstanding letters of credit, which primarily consisted of letters of credit provided by the Company to support Cyrk’s and the Company’s obligations to Winthrop Resources Corporation. These letters of credit were secured, in part, by $2.5 million of restricted cash of the Company. The Company’s letter of credit which supported Cyrk’s obligations to Winthrop was also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. Cyrk had agreed to indemnify the Company if Winthrop made any draw under the letter of credit which supported Cyrk’s obligations to Winthrop. In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which were secured by the Company’s letter of credit. In the event of default, Winthrop had the right to draw upon the Company’s letter of credit. As a result of the foregoing facts, the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. During the fourth quarter of 2005, Winthrop drew down the $1.6 million balance of the Company’s letter of credit due to Cyrk’s default on its obligations to Winthrop. See “2001 Sale of Business” in Item 1. Business.
On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. (“HA-LO”), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. The Company has retained bankruptcy counsel to represent it in the matter and is investigating facts surrounding the alleged payment and has recorded a contingent loss liability of $.5 million related to this matter.
Restricted cash included within discontinued operations at December 31, 2006 and 2005, totaled $.2 million and $.4 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company’s obligations pursuant to its outstanding standby letters of credit. These amounts are in addition to the restricted cash amounts included within continuing operations at December 31, 2006 and 2005, totaling $0 and $2.8 million, respectively. The amount at December 31, 2005, primarily consisted of amounts deposited into an irrevocable trust, totaling $2.7 million.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements, investments in special purpose entities, or undisclosed borrowings or debts. In addition, the Company has no derivative contracts or synthetic leases.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.
Part of the Company’s discontinued operations consisted of certain consolidated subsidiaries that were denominated in foreign currencies. However, because the close-down of these subsidiaries is complete, there are no assets or liabilities remaining at these subsidiaries. As such, the Company is no longer exposed to foreign currency exchange risk.
All of the Company’s cash equivalents consist of short-term, highly liquid investments, with original maturities at the date of purchase of three-months or less.

Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES: As of December 31, 2006, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the principal executive officer of the Company, and Greg Mays, the principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company’s disclosure controls were effective.
INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The Company’s certificate of incorporation provides that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than fifteen) and that the Board of Directors shall be divided into three classes. On September 1, 1999, the Company entered into a Securities Purchase Agreement with Overseas Toys, L.P., an affiliate of Yucaipa, the holder of all of the Company’s outstanding series A senior cumulative participating convertible preferred stock, pursuant to which the Company agreed to fix the size of the Board of Directors at seven members. Yucaipa has the right to designate three individuals to the Board of Directors and to designate the chairman of the board.
Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick D. Brady, Allan I. Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation, and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak, and Stanton agreed to vote all of the shares beneficially held by them to elect the three Directors nominated by Yucaipa. On November 10, 1999, Ronald W. Burkle, George G. Golleher, and Richard Wolpert were the three Yucaipa nominees elected to the Company’s Board of Directors, of which Mr. Burkle became Chairman. Mr. Wolpert resigned from the Board of Directors on February 7, 2000. Thereafter, Yucaipa requested that Erika Paulson be named as its third designee to the Board of Directors and on May 25, 2000, Ms. Paulson was elected to fill the vacancy created by Mr. Wolpert’s resignation. On June 15, 2001, Patrick D. Brady resigned from the Board of Directors. On August 24, 2001, Mr. Burkle and Ms. Paulson resigned from the Board of Directors. On May 25, 2004, Greg Mays was elected to the Board to fill the vacancy which had been created by Mr. Brady’s resignation. In a letter dated March 20, 2006, Yucaipa notified the Company that it was designating Ira Tochner and Erika Paulson to fill the vacancies which had been created by the August 2001 resignations and that it was further designating that Mr. Tochner be appointed chairman of the board, as it was entitled to do under the terms of its investment.
As a result of the notification from Yucaipa, the Board re-examined its membership composition to ensure that directors unaffiliated with Yucaipa constituted a majority of its members going forward, as was provided in the Securities Purchase Agreement. As a result of that analysis, the Board and Mr. Mays concluded that his continued participation on the Board might give the appearance that Yucaipa had designated more than the three (of seven) seats to which it was entitled since in the past year Mr. Mays had been designated by Yucaipa to join the boards of directors of two companies in which it had significant investments. Consequently, on March 27, 2006, Mr. Mays agreed to resign from the Board and the Company terminated his Executive Services Agreement (see Item 11. Executive Compensation) and pursuant thereto the parties exchanged mutual releases and Mr. Mays was paid severance under the Agreement of $210,000. The Company and Mr. Mays subsequently entered into a new agreement also on March 27, 2006, which may be terminated by either party upon 90 days written notice and which requires Mr. Mays to continue to provide accounting services and act as chief financial officer of the Company under his existing salary and employment conditions until either party terminates the arrangement.
On April 18, 2006, George Golleher, the third Yucaipa representative on the Board of Director and former co-chief executive officer, resigned from the Board of Directors and Greg Mays, the Company’s chief financial officer, was designated by Yucaipa to fill the vacancy created by Mr. Golleher’s resignation. In connection with Mr. Golleher’s resignation, the Company terminated his Executive Services Agreement and pursuant thereto the parties exchanged mutual releases and Mr. Golleher was paid severance under the Agreement of $350,000.
On March 27,2006, Terrence Wallock, the Company’s acting general counsel, was elected to the Board of Directors to fill the vacancy created by Mr. Mays’ resignation. For further information, see “Business History of Directors and Executive Officers” below.

The following table sets forth the names and ages of the Directors, the years in which each individual has served as a director:

Name	Age	Service as Director
Joseph Bartlett	73	1993 to present
Allan Brown	66	1999 to present
Joseph Anthony Kouba	59	1997 to present
Greg Mays	60	2004 to present
Erika Paulson	33	2006 to present
		1999 to 2001
Ira Tochner	45	2006 to present
Terrence Wallock	62	2006 to present
No stockholders meeting to elect directors has been held since 2001. In accordance with Delaware law and the Company’s by-laws, the directors’ terms continue until their successors are elected and qualified.
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
MR. BROWN was the Company’s chief executive officer and president from July 2001 until March 2002 when his employment with the Company terminated. From November 1999 to July 2001, Mr. Brown served as the Company’s co-chief executive officer and co-president. From November 1975 until March 2002, Mr. Brown served as the chief executive officer of Simon Marketing.
MR. KOUBA is a private investor and is engaged in the business of real estate, hospitality, and outdoor advertising. He has been an attorney and a member of the Bar in California since 1972.
MR. MAYS is a consultant and private investor. He has served as the Company’s chief financial officer since May 2003. Throughout his career, Mr. Mays has held numerous executive and financial positions, most recently as chairman of the board of Wild Oats Markets, Inc. since July 2006. Mr. Mays also served as executive vice president-finance and administration of Ralphs Grocery Company from 1995 to 1999. Mr. Mays also serves on the Board of Directors of Source Interlink Companies, Inc. and Pathmark Stores, Inc.
MS. PAULSON is a partner of Yucaipa, which she joined in 1997. Prior to joining Yucaipa, Ms. Paulson served from August 1995 to July 1997 as a member of the corporate finance division at Bear, Stearns & Co., Inc.
MR. WALLOCK is an attorney, consultant, and private investor. He also serves as the Company’s assistant secretary and legal counsel. Prior to engaging in a consulting and private legal practice in 2000, he served a number of public companies as senior executive and general counsel, including Denny’s Inc., The Vons Companies, Inc., and Ralphs Grocery Company. Mr. Wallock also serves on the Board of Directors of Source Interlink Companies Inc. and Carttronics L.L.C.
MR. TOCHNER is a partner at Yucaipa. Prior to joining Yucaipa in 1990, Mr. Tochner was a manager in the audit division of Arthur Andersen & Co. He is also a director of TDS Logistics, Inc., Ceiva Logic, Inc., Pathmark Stores, Inc., and Aloha Airlines.
The Company’s ongoing operations are managed by Mr. Kouba, who have served as chief executive officer since May 2003, in consultation with Mr. Mays as Principal Financial Officer and Mr. Wallock, the Company’s acting general counsel.

CODE OF ETHICS
The Company has adopted a code of ethics applicable to all directors, officers, and employees which is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company undertakes to provide a copy to any person without charge upon written request.
AUDIT COMMITTEE FINANCIAL EXPERT
The members of the Audit Committee of the Board of Directors are Messrs. Bartlett (chairman), Brown, and Kouba. The Audit Committee does not currently have a “financial expert,” as defined in the rules of the Securities and Exchange Commission, and required under rules applicable to national stock exchanges. On May 3, 2002, the Company’s stock was delisted by Nasdaq due to the fact that the Company’s stock was trading at a price below the minimum Nasdaq requirement. In the event the Company should ever qualify and seek relisting, the Company would be required to have an audit committee financial expert.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Compensation Committee consists of Joseph W. Bartlett and Allan I. Brown, each of whom has been determined by the Board to meet all applicable independence requirements promulgated by the SEC, including Rule 10A-3(b)(1) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the National Association of Securities Dealers, Inc. (“NASD”). The principal responsibilities of the Compensation Committee are to establish aggregate compensation levels sufficient to retain and attract executives capable of leading the Company to its business objectives including, but not limited to, compliance with corporate governance requirements and the analysis and implementation of a future direction for the Company.
During 2006, the Compensation Committee met two times, in each case with other of the Company’s executives in attendance. At the first meeting, discussion focused on the transition of Mr. Mays, approving the terms of his new executive services agreement, dated as of March 27, 2006. At the second meeting, discussion focused on the desirability of reviewing the compensation structure of the Board of Directors and of the Company’s executive officers. The Company has engaged Pearl Meyer & Partners to assist in the review of the Company’s compensation structure for directors, and this review is currently ongoing.
Compensation Philosophy and Objectives
The Compensation Committee has tried to structure compensation to be in an amount sufficient to secure the services of experienced executives, knowledgeable about the Company for ongoing administration as well as future opportunities, while at the same time providing for administrative costs to be as low as possible. As noted above, the Company is currently engaging in a review of its compensation structure for its directors and executive officers, and continues to compensate its executive officers pursuant to the terms of existing Executive Services Agreements, as discussed below.
Setting Executive Compensation
With the exception of Mr. Mays, the Company did not make any change to the compensation arrangements existing prior to the beginning of 2006 for the Company’s executive officers.
As discussed above in Item 10. Directors and Executive Officers of the Registrant, the Company and Mr. Mays entered into a new agreement on March 27, 2006, which may be terminated by either party upon 90 days written notice and which requires Mr. Mays to continue to provide accounting services and act as chief financial officer of the Company under his existing salary and employment conditions until either party terminates the arrangement.
The Compensation Committee considered various factors in determining the amount of compensation including wind-down of the Company’s former promotions business operations, additional responsibilities and potential liabilities assumed resulting from the Sarbanes-Oxley Act of 2002, the completion of projects critical to the Company’s long-term success, and the Company’s need to retain experienced executives, knowledgeable about the Company for ongoing administration as well as future opportunities. These factors, however, were not assigned individual mathematical weights when the Compensation Committee made such determinations, and therefore, such determinations were based on the Compensation Committee’s judgment as to what is reasonable and appropriate. While the Compensation Committee considered general market trends in setting compensation levels under the Executive Services Agreements, it did not benchmark compensation levels to specific companies.
2006 Executive Compensation Components
As detailed below under the title “Executive Services Agreements with Officers,” the agreements that the Company has entered into with its executive officers are generally terminable by the Company at any time by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, provided that in certain circumstances, the executive can resign immediately and receive a lump sum payment of one year’s salary. The Executive Services Agreement with Mr. Mays is terminable on 90 days notice by either the Company or Mr. Mays. During any such notice period or for the time with respect to which an equivalent payment is made, the executive is entitled to receive health benefits from the Company and provide for mutual releases upon termination. The Company believes that it has structured its post-termination payments so as to be able to attract needed talent, but to minimize the magnitude of its post-termination financial obligations. Given that the Company currently has no operating business, the Compensation Committee has structured compensation pursuant to the Executive Services Agreement to consist exclusively of cash compensation, paid currently.
The Company has historically made equity awards to its directors and executive officers, though did not make any such awards in 2006. Previously, awards were made pursuant to the terms of the Company’s 1993 Omnibus Stock Plan, which expired by its terms in 2003. The Company also continues to maintain its 1997 Acquisition Stock Plan which, by its terms, expires April 4, 2007, although there are no outstanding awards granted under that plan. The Company does not have any program, plan, or practice of timing option grants to its executives in coordination with the release of material non-public information and did not have any such program, plan, or practice during 2006.
The Company has not formally adopted any stock ownership or stock retention guidelines, in part due to the illiquid nature of the Company’s stock.
Tax and Accounting Implications
Deductibility of Executive Compensation:
As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. Given the level of compensation paid by the Company to its executive officers, this $1,000,000 limitation has not been a limiting issue for the Company in structuring its compensation.
Nonqualified Deferred Compensation:
On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, the Company will continue to monitor these regulations in order to be in compliance should it, in the future, elect to make payments of nonqualified deferred compensation.
Accounting for Stock-Based Compensation:
Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R), “Share-based Payment.”

SUMMARY COMPENSATION TABLE
The following table sets forth the compensation the Company paid or accrued for services rendered in 2006 for the individuals who have served as principal executive officer or principal financial officer during the year. Also during 2006, there were no bonuses, stock awards, option awards, non-equity incentive plan compensation, pension earnings, or non-qualified deferred compensation earnings. The Company has no other executive officers.

			(c)
		(a)	All Other
Name and Principal Position	Year	Salary	Compensation		Total
J. Anthony Kouba	2006	$350,000	$88,000	(d)	$438,000
Chief Executive Officer and Director

George Golleher	2006	103,654 (b)	384,264	(e)	487,918
Former Co-Chief Executive Officer and former Director

Greg Mays	2006	210,000	289,467	(f)	499,467
Chief Financial Officer and Director

(a)	All cash compensation received by each individual in their capacity as an executive officer consists of salary.

(b)	Mr. Golleher resigned on April 18, 2006. Prior to his resignation, his annual salary was $350,000.

(c)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted for all of the individuals in the table because the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(d)	Consists of $50,000 for board retainer and $38,000 for board meeting fees.

(e)	Consists of $350,000 for severance paid for termination of 2003 Executive Services Agreement, $14,000 for board meeting fees, $14,808 for board retainer, and $5,456 for other accrued compensation paid.

(f)	Consists of $210,000 for severance paid for termination of 2003 Executive Services Agreement, $48,077 for board retainer, $26,000 for board meeting fees, and $5,390 for other accrued compensation paid. The Company and Mr. Mays subsequently entered into a new agreement in March 2006 which provided for the same annual salary and is terminable by either party upon 90 days notice.
GRANTS OF PLAN-BASED AWARDS
There were no grants of equity or non-equity plan-based awards during the last fiscal year.
EXECUTIVE SERVICES AGREEMENTS WITH OFFICERS
In May 2003, the Company entered into Executive Services Agreements with Messrs. Kouba, Golleher, and Mays. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements provide for compensation at the rate of $6,731 per week to Messrs. Kouba and Golleher, and $4,040 per week to Mr. Mays. Additional hourly compensation is provided after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. As of December 31, 2006, no such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for mutual releases upon termination. Health benefits provided during 2006 by the Company to Messrs. Kouba, Golleher, and Mays were $18,912, $25,336, and $27,736, respectively. By amendments dated May 3, 2004, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. Under the amendments health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made. The Company entered into a new Executive Services Agreement with Mr. Mays on March 27, 2006, upon termination of his prior agreement. Mr. Golleher resigned on April 18, 2006.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table includes information relating to the value of all unexercised options previously awarded to the executive officers named above as of December 31, 2006. In addition, there were no unexercisable options, unearned options, or stock awards outstanding as of December 31, 2006.

	Option Awards
	Number of
	Securities
	Underlying
	Unexercised	Option
	Options	Exercise	Option Expiration
Name	Exercisable	Price	Date
J. Anthony Kouba	5,000	$15.50	03/31/08
Chief Executive Officer and Director	20,000	5.38	02/23/09
	5,000	7.56	03/31/09
	5,000	8.81	03/31/10
	5,000	2.00	03/30/11
	20,000	0.10	05/09/13

Greg Mays	10,000	0.10	05/09/13
Chief Financial Officer and Director
OPTION EXERCISES AND STOCK VESTED
The following table includes information relating to the options exercised by the executive officers named above during the year ended December 31, 2006. The Company had not made any stock awards during the year ended December 31, 2006, and there was no vesting of stock awards during 2006.

Option Awards
Number of
Shares
	Acquired	Value
	on	Realized on
Name	Exercise	Exercise
George Golleher	20,000	$6,000 (a)
Former Co-Chief Executive Officer and former Director

(a)	This value realized is the difference between the market price of $.40 of our common stock on May 24, 2006 (as no price was available for the exercise date of May 25, 2006) and the option exercise price of $.10.

POST-EMPLOYMENT COMPENSATION
The Company does not have any pension plans or non-qualified deferred compensation arrangements.
As described in the “Executive Services Agreements with Officers” section above, the Agreements with the executives call for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. Under the amendments health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made.
Potential Payments upon Termination
Voluntary Termination:
Mr. Kouba may voluntary terminate his Executive Services Agreement with the Company under certain circumstances and receive a lump sum payment in the amount of $350,000. The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of voluntary termination.
Involuntary Termination:
In the event that the Company terminates Mr. Kouba’s Executive Services Agreement without cause, Mr. Kouba would be entitled to receive a lump sum payment in the amount of $350,000. The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of involuntary termination other than the 90-day notice period which would total $52,500.
Retirement:
Neither Mr. Kouba’s Executive Services Agreement nor Mr. Mays’ New Executive Services Agreement provides for any payment in the case of retirement.
Change in Control:
Mr. Kouba may terminate his Executive Services Agreement with the Company within 6 months of a change in control and receive a lump sum payment in the amount of $350,000. The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of a change in control.
Health Insurance Benefits:
In the event of voluntary or involuntary termination or a change in control, Mr. Kouba and Mr. Mays would be entitled to health insurance benefits at substantially the same benefit level as provided during employment in the approximate amounts of $28,368 and $41,604, respectively, paid in monthly installments over an 18-month period.

DIRECTORS’ COMPENSATION
The following table provides compensation information for 2006 for each member of our Board of Directors except for board members already disclosed in the Summary Compensation table above. Also during 2006, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, non-qualified deferred compensation earnings, or other compensation:

	Fees
	Earned
	or Paid
Name	in Cash (a)		Total
Joseph Bartlett	$111,500	(b)	$111,500
Allan Brown	111,400	(c)	111,400
Erika Paulson	43,139	(d)	43,139
Ira Tochner	45,139	(e)	45,139
Terry Wallock	58,269	(f)	58,269

(a)	Directors are paid an annual retainer of $50,000. Directors also receive a fee of $2,000 for each Board of Directors, Audit and Compensation Committee meeting attended. The chairmen of the Audit and the Compensation Committees also receive annual retainers of $7,500 and $5,000, respectively, plus an additional $500 for each committee meeting they chair.

(b)	Consists of $50,000 for board retainer, $42,000 for board meeting fees, $12,000 in other board fees, and $7,500 for Audit Committee chair fee. Mr. Bartlett held 85,000 stock options, all of which were vested, at December 31, 2006.

(c)	Consists of $50,000 for board retainer, $39,000 for board meeting fees, $12,000 in other board fees, $5,400 fees for additional time spent per Mr. Brown’s Executive Services Agreement, and $5,000 for Compensation Committee chair fee. Mr. Brown held 20,000 stock options, all of which were vested, at December 31, 2006.

(d)	Ms. Paulson became a member of the board on April 18, 2006. Amount consists of $35,139 for board retainer and $8,000 for board meeting fees.

(e)	Mr. Tochner became a member of the board on April 18, 2006. Amount consists of $35,139 for board retainer and $10,000 for board meeting fees.

(f)	Mr. Wallock became a member of the board on March 27, 2006. Amount consists of $38,269 for board retainer and $20,000 for board meeting fees. Mr. Wallock held 5,000 stock options, all of which were vested, at December 31, 2006.
As an inducement to the Company’s Directors to continue their services to the Company in the wake of the events of August 21, 2001, and to provide assurances that the Company would be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries (individually “Indemnitee” and collectively “Indemnitees”) under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement (“Agreement”) for the benefit of the Indemnitees. Pursuant to this Agreement, the Company deposited a total of $2.7 million with an independent trustee to fund any indemnification amounts owed to an Indemnitee which the Company was unable to pay. These arrangements, and the Executive Services Agreements, were negotiated by the Company on an arms-length basis with the advice of the Company’s counsel and other advisors. On March 1, 2006, the trust expired by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.
EXECUTIVE SERVICES AGREEMENTS WITH DIRECTORS
In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, and Wallock. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. As of December 31, 2006, $5,400 of such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr.

Wallock, May 27, 2006, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. Under the amendments health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee consists of Messrs. Bartlett and Brown. No person who served as a member of the Compensation Committee was, during the past fiscal year, an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of the Company served as a member of the Board of Directors or compensation committee of another entity (or other committee of the Board of Directors performing equivalent functions), one of whose executive officers served as a director of the Company.
REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2006 Form 10-K. Based on such reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.
The Compensation Committee consists of:
Allan I. Brown
Joseph W. Bartlett
The information contained in this Report of the Compensation Committee on Executive Compensation shall not be deemed to be “soliciting material.” No portion of this Report of the Compensation Committee on Executive Compensation shall be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act, through any general statement incorporating by reference in its entirety this Annual Report on Form 10-K in which this report appears, except to the extent that the Company specifically incorporates this report or any portion of it by reference. In addition, this report shall not be deemed to be filed under either the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The following tables set forth certain information regarding beneficial ownership of the Company’s common stock at March 2, 2007. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company’s common stock shown as beneficially owned by them.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock:

	Number of Shares
Name and Address	Of Common Stock	Percentage Of
Of Beneficial Owner (1)	Beneficially Owned	Class
Yucaipa and affiliates (2)(3) Overseas Toys, L.P. OA3, LLC Multi-Accounts, LLC Ronald W. Burkle	3,947,203	19.1%

Everest Special Situations Fund L.P. (4)(5) Maoz Everest Fund Management Ltd. Elchanan Maoz Platinum House 21 H’ arba’ a Street Tel Aviv 64739 Israel	2,023,732	12.1%

Hazelton Capital Limited (4)(5) 28 Hazelton Avenue Toronto, Ontario Canada M5R 2E2	1,130,537	6.8%

Eric Stanton (4)(5)(6) 39 Gloucester Road 6th Floor Wanchai Hong Kong	1,123,023	6.7%

Gregory P. Shlopak (4)(5)(7) 63 Main Street Gloucester, MA 01930	1,064,900	6.4%

H. Ty Warner (4)(5) P.O. Box 5377 Oak Brook, IL 60522	975,610	5.9%

1.	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2006, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock including the conversion of the series A preferred stock.

2.	Represents shares of common stock issuable upon conversion of 32,564 shares of outstanding series A preferred stock and accrued dividends. Percentage based on common stock outstanding, plus all such convertible shares. Overseas Toys, L.P. is an affiliate of Yucaipa and is the holder of record of all the outstanding shares of series A preferred stock. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

Overseas Toys, L.P. is party to a Voting Agreement, dated September 1, 1999, with Patrick D. Brady, Allan I. Brown, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation, and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle may be deemed to have shared voting power over 8,233,616 shares for the purpose of election of certain nominees of Yucaipa to the Company’s Board of Directors, and may be deemed to be members of a “group” for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC and Ronald W. Burkle disclaim beneficial ownership of any shares, except for the shares as to which they possess sole dispositive and voting power.

3.	Based on 20,620,396 shares of common stock outstanding and issuable upon conversion of 32,564 shares of outstanding series A preferred stock and accrued dividends as of December 31, 2006.

4.	Based on 16,673,193 shares of common stock outstanding as of December 31, 2006.

5.	The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.

6.	Eric Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,123,023 shares. Mr. Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa and Patrick D. Brady, Allan I. Brown, Gregory P. Shlopak, the Shlopak Foundation Trust, and the Cyrk International Foundation Trust pursuant to which Messrs. Brady, Brown, Shlopak, and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company’s Board of Directors. Mr. Stanton expressly disclaims beneficial ownership of any shares except for the 1,123,023 shares as to which he possesses sole voting and dispositive power.

7.	The information concerning this holder is based solely on information contained in filings Mr. Shlopak has made with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Includes 84,401 shares held by a private charitable foundation as to which Mr. Shlopak, as trustee, has sole voting and dispositive power. Mr. Shlopak is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick D. Brady, Allan I. Brown, the Shlopak Foundation, Cyrk International Foundation, and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak, and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company’s Board of Directors. Mr. Shlopak expressly disclaims beneficial ownership of any shares except for the 1,064,900 shares as to which he possesses sole voting and dispositive power.

SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth information at December 31, 2006, regarding the beneficial ownership of the Company’s common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of December 31, 2006) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company’s directors and persons performing the roles of executive officers as a group:

	Number of Shares
Name and Address	Of Common Stock	Percentage Of
Of Beneficial Owner (a)	Beneficially Owned	Class (b)
Allan I. Brown (c)	1,133,023	6.8%
Joseph W. Bartlett (d)	85,000	*
J. Anthony Kouba (e)	60,000	*
Greg Mays (f)	10,000	*
Erika Paulson	—	—
Ira Tochner	—	—
Terrence Wallock (g)	5,000	*
All directors and executive officers as a group (7 persons) (h)	1,293,023	7.8%

*	Represents less than 1%

(a)	The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 5200 W. Century Boulevard, Suite 420, Los Angeles, California, 90045. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after December 31, 2006, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights including the conversion of the series A preferred stock into shares of common stock.

(b)	Based on 16,673,193 shares of common stock outstanding as of December 31, 2006.

(c)	Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days of December 31, 2006. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares of common stock. Mr. Brown is party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick D. Brady, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation, and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak, and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company’s Board of Directors. Mr. Brown expressly disclaims beneficial ownership of any shares except for the 1,133,023 shares as to which he possesses sole voting and dispositive power.

(d)	The 85,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2006.

(e)	The 60,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2006.

(f)	The 10,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2006.

(g)	The 5,000 shares are issuable pursuant to stock options exercisable within 60 days of December 31, 2006.

(h)	Includes a total of 180,000 stock options exercisable within 60 days of December 31, 2006.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information as of December 31, 2006, regarding the Company’s 1993 Omnibus Stock Plan (the “1993 Plan”) and 1997 Acquisition Stock Plan (the “1997 Plan”). The Company’s stockholders previously approved the 1993 Plan and the 1997 Plan and all amendments that were subject to stockholder approval. As of December 31, 2006, options to purchase 180,000 shares of common stock were outstanding under the 1993 Plan and no options were outstanding under the 1997 Plan. The Company’s 1993 Employee Stock Purchase Plan was terminated effective December 31, 2001, and no shares of the Company’s common stock are issuable under that plan. The 1993 Plan expired in May 2003, except as to options outstanding under the 1993 Plan. The 1997 Plan expires April 4, 2007, except as to options outstanding, if any.

Number of Shares
of Common Stock
	Number of Shares		Available for
	of Common Stock	Weighted-	Future Issuance
	to be Issued Upon	Average	(excluding those
	Exercise of	Exercise Price	in column (a))
	Outstanding Stock	of Outstanding	Under the Stock
	Options	Stock Options	Option Plans
Plans approved by stockholders	180,000	$4.62 per share	1,000,000 (1)
Plans not approved by stockholders	Not applicable	Not applicable	Not applicable
Total	180,000	$4.62 per share	1,000,000 (1)

(1)	Available for issuance under the 1997 Plan.
Item 13. Certain Relationships and Related Transactions
None.
Item 14. Principal Accountant Fees and Services
The following table presents fees, including reimbursement for expenses, for professional services rendered by the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2006 and 2005:

	Fiscal Year
	2006	2005
	(in thousands)
Audit fees (1)	$119	$100
Audit-related fees (2)	—	15
Tax fees (3)	40	42
All other fees (4)	—	—

Total	$159	$157

(1)	Audit fees are related to the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements and services normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings and engagements.

(2)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees. This category includes fees billed related to an employee benefit plan audit. The Company’s last required employee benefit audit was for fiscal year 2005.

(3)	Tax fees are related to tax compliance, planning, and consulting.

(4)	All other fees are for services other than those reported in the other categories.
POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITOR
Pre-approval is provided by the Audit Committee for up to one year of all audit and permissible non-audit services provided by the Company’s independent auditor. Any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific fee. The Company’s independent registered public accounting firm did not provide any non-audit services to the Company except as specifically pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.	FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
2.	FINANCIAL STATEMENT SCHEDULES FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004:
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

Date: March 30, 2007	SIMON WORLDWIDE, INC.

/s/ J. Anthony Kouba J. ANTHONY KOUBA Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Bartlett JOSEPH W. BARTLETT	Director	March 30, 2007

/s/ Allan I. Brown ALLAN I. BROWN	Director	March 30, 2007

/s/ J. Anthony Kouba J. ANTHONY KOUBA	Director and Chief Executive Officer	March 30, 2007

/s/ Greg Mays GREG MAYS	Director and Chief Financial Officer	March 30, 2007

/s/ Erika Paulson ERIKA PAULSON	Director	March 30, 2007

/s/ Ira Tochner IRA TOCHNER	Director	March 30, 2007

/s/ Terrence Wallock TERRENCE WALLOCK	Director	March 30, 2007

EXHIBITS

Exhibit
Number	Description
2.1 (5)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

2.2 (7)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

2.3 (8)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4 (8)	Mutual Release Agreement between Cyrk and Simon

2.5 (9)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002

2.6 (11)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7 (11)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1 (3)	Restated Certificate of Incorporation of the Registrant

3.2 (11)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

3.3 (6)	Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock

4.1 (1)	Specimen certificate representing Common Stock

10.1 (2)(3)	1993 Omnibus Stock Plan, as amended

10.5 (2)(4)	1997 Acquisition Stock Plan

10.6 (4)	Securities Purchase Agreement dated February 12, 1998, by and between the Company and Ty Warner

10.10 (6)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.18 (7)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001

10.28 (10)	February 7, 2003, letter agreements with George Golleher, J. Anthony Kouba and Greg Mays regarding 2002 and 2003 compensation

10.29 (10)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, George Golleher, J. Anthony Kouba, Gregory Mays, and Terrence Wallock

10.30 (11)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett, Brown, Golleher, and Kouba, (replaces previously filed copies of these amendments)

10.31 (11)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32 (11)	March 27, 2006, New Executive Services Agreement with Mr. Mays

Exhibit
Number	Description
31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Simon Worldwide, Inc.:
We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a stockholders’ deficit, has suffered significant losses from operations, has no operating revenue and faces significant legal actions that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman, LLP
Los Angeles, California
March 29, 2007

PART I — FINANCIAL INFORMATION
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,229	$16,310
Restricted cash	—	2,818
Prepaid expenses and other current assets	204	316
Assets from discontinued operations to be disposed of — current (Note 4)	576	541

Total current assets	18,009	19,985

Non-current assets:
Property and equipment, net	—	4
Investments, at market value	8,247	11,456
Other assets	90	109
Assets from discontinued operations to be disposed of — non-current (Note 4)	244	268

Total non-current assets	8,581	11,837

	$26,590	$31,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable:
Trade	$146	$187
Affiliates	183	176
Accrued expenses and other current liabilities	296	373
Liabilities from discontinued operations — current (Note 4)	820	809

Total current liabilities	1,445	1,545

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value; 32,381 and 31,118 shares issued and outstanding at December 31, 2006 and 2005, respectively, stated at redemption value of $1,000 per share	32,381	31,118

Stockholders’ deficit:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,673,193 and 16,653,193 shares issued and outstanding at December 31, 2006 and 2005, respectively	167	167
Additional paid-in capital	138,502	138,500
Deficit	(153,990)	(150,802)
Accumulated other comprehensive income	8,085	11,294

Total stockholders’ deficit	(7,236)	(841)

	$26,590	$31,822

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005, and 2004
(in thousands, except per share data)

	2006	2005	2004
Revenues	$—	$—	$—
General and administrative expenses	3,488	3,086	3,625

Operating loss from continuing operations	(3,488)	(3,086)	(3,625)
Interest income	879	623	—
Investment impairments	(16)	(221)	—

Loss from continuing operations before income taxes	(2,625)	(2,684)	(3,625)
Income tax benefit	—	—	—

Net loss from continuing operations	(2,625)	(2,684)	(3,625)
Income (loss) from discontinued operations, net of tax (Note 4)	707	(478)	24,261

Net income (loss)	(1,918)	(3,162)	20,636
Redeemable preferred stock dividends	(1,270)	(1,224)	(1,172)

Net income (loss) available to common stockholders	$(3,188)	$(4,386)	$19,464

Loss per share from continuing operations available to common stockholders:
Loss per common share — basic and diluted	$(0.23)	$(0.23)	$(0.29)

Weighted average shares outstanding — basic and diluted	16,665	16,653	16,653

Income (loss) per share from discontinued operations:
Income (loss) per common share — basic and diluted	$0.04	$(0.03)	$1.46

Weighted average shares outstanding — basic and diluted	16,665	16,653	16,653

Net income (loss) available to common stockholders:
Net income (loss) per common share — basic and diluted	$(0.19)	$(0.26)	$1.17

Weighted average shares outstanding — basic and diluted	16,665	16,653	16,653

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2006, 2005, and 2004
(in thousands)

					Accumulated
	Common	Additional			Other	Total
	Stock	Paid-in		Comprehensive	Comprehensive	Stockholders'
	($.01 Par Value)	Capital	Deficit	Income (Loss)	Income (Loss)	Deficit
Balance, December 31, 2003	$167	$138,500	$(165,880)		$—	$(27,213)

Comprehensive income:
Net income			20,636	$20,636		20,636
Other comprehensive income				—	—

Comprehensive income				$20,636

Dividends on redeemable preferred stock			(1,172)			(1,172)

Balance, December 31, 2004	167	138,500	(146,416)		—	(7,749)

Comprehensive income:
Net loss			(3,162)	$(3,162)		(3,162)
Other comprehensive income:
Unrealized gain on investments				11,294	11,294	11,294

Comprehensive income				$8,132

Dividends on redeemable preferred stock			(1,224)			(1,224)

Balance, December 31, 2005	167	138,500	(150,802)		11,294	(841)

Comprehensive loss:
Net loss			(1,918)	$(1,918)		(1,918)
Other comprehensive loss:
Unrealized loss on investments				(3,209)	(3,209)	(3,209)

Comprehensive loss				$(5,127)

Exercise of stock options		2				2
Dividends on preferred stock			(1,270)			(1,270)

Balance, December 31, 2006	$167	$138,502	$(153,990)		$8,085	$(7,236)

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005, and 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,918)	$(3,162)	$20,636
Income (loss) from discontinued operations	707	(478)	24,261

Loss from continuing operations	(2,625)	(2,684)	(3,625)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4	9	20
Charge for impaired investments	16	221	—
Gain on settlement of obligations, included in discontinued operations	—	—	(11,500)
Cash received from settlement, included in discontinued operations	—	—	13,000
Cash provided by (used in) discontinued operations	718	(2,731)	9,108
Cash transferred from (to) discontinued operations	(266)	(58)	10,066
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	112	167	257
Accounts payable	(34)	(29)	156
Accrued expenses and other current liabilities	(77)	(139)	389

Net cash provided by (used in) operating activities	(2,152)	(5,244)	17,871

Cash flows from investing activities:
Decrease (increase) in restricted cash	2,818	155	(2,639)
Cash provided by discontinued operations	234	2,418	3,582
Other, net	19	89	78

Net cash provided by investing activities	3,071	2,662	1,021

Cash flows from financing activities	—	—	—

Net increase (decrease) in cash and cash equivalents	919	(2,582)	18,892
Cash and cash equivalents, beginning of period	16,310	18,892	—

Cash and cash equivalents, end of period	$17,229	$16,310	$18,892

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$6	$23

Supplemental non-cash investing activities:
Dividends paid in kind on redeemable preferred stock	$1,263	$1,214	$1,167

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business, Loss of Customers, Resulting Events, Going Concern and Management’s Plans
Prior to August 2001, the Company, incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company’s revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. The major client of the Company was McDonald’s Corporation (“McDonald’s”), for whom the Company’s Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing, and promotional retail items. Net sales to McDonald’s and Philip Morris, another significant client, accounted for 78% and 8%, respectively, of total net sales in 2001.
On August 21, 2001, the Company was notified by McDonald’s that they were terminating their approximately 25-year relationship with Simon Marketing as a result of the arrest of Jerome P. Jacobson (“Mr. Jacobson”), a former employee of Simon Marketing who subsequently pled guilty to embezzling winning game pieces from McDonald’s promotional games administered by Simon Marketing. No other Company employee was found to have any knowledge of or complicity in his illegal scheme. Simon Marketing was identified in the criminal indictment of Mr. Jacobson, along with McDonald’s, as an innocent victim of Mr. Jacobson’s fraudulent scheme. Further, on August 23, 2001, the Company was notified that its second largest customer, Philip Morris, was also ending its approximately nine-year relationship with the Company. As a result of the above events, the Company no longer has an on-going promotions business.
Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is ongoing and will continue for some indefinite period primarily dependent upon ongoing litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2006, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2006, the Company had a stockholders’ deficit of $7.2 million. For the year ended December 31, 2006, the Company had a net loss of $1.9 million. The Company incurred losses within its continuing operations in 2006 and continues to incur losses in 2007 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004 (see Note 4), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders’ deficit at December 31, 2006, the Company’s significant loss from operations, lack of operating revenue, and pending legal matters, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company is currently managed by J. Anthony Kouba, chief executive officer, in consultation with a principal financial officer and acting general counsel. In connection with such responsibility, Mr. Kouba entered into an Executive Services Agreement dated May 30, 2003, which was subsequently amended in May 2004. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding redeemable preferred stock (see Note 12). The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
As a result of the Jacobson embezzlement, numerous consumer class action and representative action lawsuits were filed in Illinois and multiple jurisdictions nationwide and in Canada. All actions brought in the United States were eventually consolidated and settled (the “Boland Settlement”), except for any plaintiff who opted out of such settlement. One such opt-out plaintiff, seeking to redeem a purported $1 million winning game ticket, had brought a lawsuit in Kentucky, which was transferred to Illinois and ordered to arbitration. The plaintiff has appealed the arbitration order.
On or about September 13, 2002, an action was filed against Simon Marketing and McDonald’s in Canada in Ontario Provincial Court alleging substantially the same facts as in the United States class action lawsuits and adding an allegation that Simon Marketing and McDonald’s deliberately diverted from seeding in Canada game pieces with high-level winning prizes in certain McDonald’s promotional games. The plaintiffs were Canadian citizens seeking restitution and damages on a class-wide basis. On October 28, 2002, a second action was filed against Simon Marketing and McDonald’s in Ontario Provincial Court containing similar allegations. The plaintiffs in the aforesaid actions seek an aggregate of $110 million in damages. Simon Marketing has retained Canadian local counsel to represent it in these actions. The Company believes that the plaintiffs in these actions did not opt out of the Boland Settlement. The Canadian Court has dismissed the case filed in September 2002, but has allowed the October 2002 case to move forward. During the third quarter of 2005, the Company entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company paid $650,000 Canadian ($554,512 US) to be used for costs, fees, and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement has been paid by the Company into an escrow account and is being held in escrow pending certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court. The Company is awaiting such rulings from the Canadian court.
On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP (“PWC”) and two other accounting firms, citing the accountants’ failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald’s promotional games. The complaint alleged that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, sought unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. On March 14, 2007, the Court granted a Motion for Summary Judgment brought by PWC entering judgment in the matter in favor of PWC. The Company intends to appeal this ruling and will seek to reinstate the lawsuit.
On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. (“HA-LO”), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. The Company has retained bankruptcy counsel to represent it in the matter and is investigating facts surrounding the alleged payment. It has recorded a contingent loss liability of $.5 million related to this matter.
2. Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
STOCK-BASED COMPENSATION PLANS AND PRO FORMA STOCK-BASED COMPENSATION EXPENSE
At December 31, 2006, the Company had two stock-based compensation plans. The Company adopted the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” and revised by FASB Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) eliminated the alternative to use the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was available under Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions).
The Company adopted Statement No. 123(R) using the modified prospective transition method as of January 1, 2006. The modified prospective transition method requires only newly issued or modified awards of equity instruments, or previously issued but unvested awards of equity instruments to be accounted for at fair value. As such, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement No. 123(R). In addition, because there were no employee stock options granted or vested after the effective date of Statement No. 123(R), there is no impact on net income as reported in the accompanying consolidated financial statements.

Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with Statement No. 123 prior to the Company’s adoption date of January 1, 2006, the Company’s net income (loss) available to common stockholders and income (loss) per common share would have been adjusted to the pro forma amounts indicated below.

	2005	2004
	(in thousands)
Net income (loss) available to common stockholders — as reported	$(4,386)	$19,464
Add:
Stock-based compensation expense included in reported net income, net of income tax	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(11)	—

Net income (loss) available to common stockholders — pro forma	$(4,397)	$19,464

Income (loss) per common share — basic and diluted — as reported	$(0.26)	$1.17
Income (loss) per common share — basic and diluted — pro forma	$(0.26)	$1.17
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
CONCENTRATION OF CREDIT RISK
The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.
FINANCIAL INSTRUMENTS
The carrying amounts of cash equivalents, investments, accounts payable, and accrued liabilities approximate their fair values.
CASH EQUIVALENTS
Cash equivalents consist of short-term, highly liquid investments, which have original maturities at the date of purchase of three-months or less.
INVESTMENTS
Investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income (loss) component of stockholders’ deficit. Other investments, for which there are no readily available market values, are accounted for under the cost method and carried at the lower of cost or estimated fair value. The Company assesses on a periodic basis whether declines in fair value of investments below their amortized cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. During 2006 and 2005, the Company recorded investment impairments of $16,000 and $.2 million, respectively, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.
The Company accounts for its investment in Yucaipa AEC Associates using the equity method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting Investments in Limited Liability Companies.”

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
IMPAIRMENT OF LONG-LIVED ASSETS
Periodically, the Company assesses, based on undiscounted cash flows, if there has been an impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing anticipated undiscounted future cash flows with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.
INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. A valuation allowance is recognized if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.
FOREIGN CURRENCY TRANSLATION
The Company had subsidiaries in Europe and Hong Kong with the wind-down of such subsidiaries completed in the first quarter of 2006 although such wind-down was considered substantially complete in April 2002 for purposes of applying SFAS No. 52, “Foreign Currency Translation.” Prior to April 2002, the Company translated these subsidiaries’ financial statements, which were denominated in foreign currency, by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average rates of exchange during the period. Translation gains and losses were recorded in accumulated other comprehensive income, which is a separate component of stockholders’ deficit and transaction gains and losses were reflected in income. However, upon the substantially complete liquidation of its foreign subsidiaries in April 2002, the Company removed from the separate component of deficit the amount attributable to the subsidiary that was recorded to accumulated other comprehensive income and reported such amounts as part of the gain or loss on sale disposal in the related accounting period in accordance with SFAS No. 52.
EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share have been determined in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation (see Note 16).
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
In connection with the October 2005 notice of a lawsuit brought against it by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. (see Note 1), the Company recorded a contingent loss liability of $.5 million. Such contingent loss liability remains at December 31, 2006.
In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for $8 million cash and a note in the amount of $2.3 million. Cyrk also assumed certain liabilities of the CPG business. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to secure partial performance of certain assumed liabilities and the balance due on the note was forgiven, subject to a reinstatement thereof in the event of default by Cyrk under such assumed liabilities.

One of the obligations assumed by Cyrk was to Winthrop Resources Corporation (“Winthrop”). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation was not required under the provisions of FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which were secured by the Company’s letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5, “Accounting for Contingencies,” the Company recorded a charge in 2003 of $2.8 million to Other Expense with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. The available amount under this letter of credit reduced over time as the underlying obligation to Winthrop reduced. As of September 30, 2005, the available amount under the letter of credit was $2.1 million which was secured, in part, by $1.6 million of restricted cash of the Company. The Company’s letter of credit was also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company.
In December 2005, the Company received notification that Winthrop drew down the $1.6 million balance of the Company’s letter of credit due to Cyrk’s default on its obligations to Winthrop. An equal amount of the Company’s restricted cash was drawn down by the Company’s bank which had issued the letter of credit. Upon default by Cyrk and if such default is not cured within 15 days after receipt of written notice of default from the Company, Cyrk’s $2.3 million subordinated note payable to the Company, which was forgiven by the Company in 2003, was subject to reinstatement. After evaluating its alternatives in December 2005 and providing written notice to Cyrk in January 2006, such $2.3 million subordinated note payable was reinstated in January 2006 pursuant to a Settlement Agreement and Mutual General Release with Cyrk as explained in the following paragraph.
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006 and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note or the Confession Judgment. So long as Cyrk does not default on the New Subordinated Note or in the event of payment in full, the Company has agreed not to enter the Confession of Judgment relating to the Old Subordinated Note in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. In the event of a default by Cyrk of its obligations under the New Subordinated Note, there is no assurance that the Company will be successful in enforcing the Confession of Judgment.
During 2006, the Company collected approximately $734,000 under the New Subordinated Note with a reserve recorded for the remaining balance as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above. See Note 4.
At December 31, 2006, the Company had $.2 million in standby letters of credit primarily related to a letter of credit provided by the Company to support the Company’s obligation to Winthrop.

4. Discontinued Operations
As discussed in Note 1, the Company had effectively eliminated a majority of its on-going promotions business operations by April 2002. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. The Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. At December 31, 2006, the Company’s elimination of its promotions business operations in Europe and Hong Kong was completed.
Assets and liabilities related to discontinued operations at December 31, 2006 and 2005, as disclosed in the accompanying consolidated financial statements, consist of the following:

	December 31,	December 31,
	2006	2005
	(in thousands)
Assets:
Cash and cash equivalents	$408	$163
Restricted cash	168	378

Total current assets	576	541
Other assets	244	268

Assets from discontinued operations to be disposed of - non-current	$820	$809

Liabilities:
Accounts payable — trade	$—	$19
Accrued expenses and other current liabilities	820	790

Total current liabilities	820	809

Liabilities from discontinued operations	$820	$809

Net income (loss) from discontinued operations for the years ended December 31, 2006, 2005 and 2004, as disclosed in the accompanying consolidated financial statements, consists of the following:

	2006	2005	2004
	(in thousands)
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—

General and administrative expenses	—	175	1,990
Loss (gain) on settlement of obligations	(675)	555	(24,500)

Operating income (loss)	675	(730)	22,510

Interest income	59	—	283
Other income (expense)	(27)	252	1,468

Income (loss) before income taxes	707	(478)	24,261
Income tax expense	—	—	—

Net income (loss)	$707	$(478)	$24,261

GENERAL AND ADMINISTRATIVE EXPENSES
During 2004, certain events occurred that indicated the Company would not realize amounts related to an insurance policy for the benefit of a former company executive and on which the Company was the beneficiary of the cash surrender value. As such, the Company recorded a charge against such asset of $1.0 million.

LOSS (GAIN) ON SETTLEMENT OF OBLIGATIONS
During 2006, the Company collected approximately $734,000, of which approximately $675,000 represented collections of principle and approximately $60,000 represented collections of imputed interest, under the New Subordinated Note with a reserve recorded for the remaining balance as collectibility is not reasonably assured.
As previously reported, an action has been pending against the Company in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis for the diversion from seeding in Canada of high-level winning prizes in certain McDonald’s promotional games administered by Simon Marketing. During 2005, the Company entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company paid $650,000 Canadian ($554,512 US) to be used for costs, fees, and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement is being held in escrow pending certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court. The Company is awaiting such rulings from the Canadian court.
During 2004, and in connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of $12 million, the Company recorded a gain of $25 million. This gain was partially offset by a settlement loss of $.5 million, resulting in a 2004 net gain on settlement of obligations of $24.5 million.
OTHER INCOME (EXPENSE)
Other income (expense) for 2005 primarily related to a decrease in a contingent loss accrual of $.8 million related to a reduction in the Winthrop liability partially offset by a contingent loss accrual of $.5 million related to the HA-LO matter. See Note 3. The amount for 2004 primarily related to gains associated with the disposal of the Company’s promotions business including various refunds of $.3 million, the settlement of general accruals for less than amounts carried on the Company’s books and other items of $.9 million, and a decrease in a contingent loss accrual of $.3 million related to a reduction in the Winthrop liability.
5. Restricted Cash
Restricted cash included within discontinued operations at December 31, 2006 and 2005, totaled $.2 million and $.4 million, respectively, and primarily consisted of amounts deposited with lenders to satisfy the Company’s obligations pursuant to its outstanding standby letters of credit.
Restricted cash included within continuing operations at December 31, 2006 and 2005, totaled $0 and $2.8 million. The amount at December 31 2005, primarily consisted of amounts deposited into an irrevocable trust, totaling $2.7 million. On March 1, 2006, the trust expired by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.
6. Property and Equipment
Property and equipment consist of the following:

	Discontinued		Continuing
	Operations		Operations		Total
	As of December 31,
	2006	2005	2006	2005	2006	2005
	(in thousands)
Furniture and equipment	$—	$—	$27	$27	$27	$27
Less: Accumulated depreciation and amortization	—	—	(27)	(23)	(27)	(23)

	$—	$—	$—	$4	$—	$4

Depreciation and amortization expense on property and equipment totaled approximately $4,000, $9,000, and $20,000 during 2006, 2005 and 2004, respectively.

7. Investments
YUCAIPA AEC ASSOCIATES
At December 31, 2006, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments during 2006 which reduced the recorded value of the Company’s investment in Yucaipa AEC totaling $3.2 million. There were no such adjustments during 2005. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.
OTHER INVESTMENTS
At December 31, 2006 and 2005, the carrying values of other investments were $82,000 and $98,000, respectively. These are presented as part of other assets in the consolidated balance sheets. During 2006 and 2005, the Company recorded impairment charges of $16,000 and $.2 million, respectively, due to management’s determination that the declines in fair value of certain investments below their cost bases were other-than-temporary. There were no impairment charges recorded during 2004.
8. Lease Obligations
The approximate minimum rental commitments under all noncancelable leases at December 31, 2006, totaled approximately $36,000, which are due in 2007.
For the years ended December 31, 2006, 2005, and 2004, rental expense for all operating leases included within continuing operations was approximately $45,000, $44,000, and $117,000, respectively. There was no rental expense for operating leases within discontinued operations during 2006, 2005, and 2004. Rent is charged to operations on a straight-line basis.

9. Income Taxes
The Company had no provision or benefit for income taxes for 2006, 2005, and 2004.
As required by SFAS No. 109 “Accounting for Income Taxes,” the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of approximately $45.5 million and $39.7 million is required at December 31, 2006 and 2005, respectively. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating losses	$25,429	$28,792
Capital Losses	9,818	7,137
Other asset reserves	9,501	2,959
AMT credit	649	649
Deferred compensation	7	38
Foreign tax credits	82	82
Depreciation	2	—
Valuation Allowance	(45,488)	(39,657)

	$—	$—

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $64.5 million and $39.6 million, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards began to expire in 2005. As of December 31, 2006, the Company also had foreign tax credit carryforwards of $.1 million that expire in 2009. As of December 31, 2006, the Company had federal and state capital loss carryforwards of $22.9 million which expire in 2007 and 2008.
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2006	2005	2004
Federal tax (benefit) rate	(34)%	(34)%	(34)%

Increase (decrease) in taxes resulting from:
State income taxes	(6)	(6)	(6)
Effect of foreign income or loss	(128)	2	(8)
Change in valuation allowance	166	37	48
Life insurance	2	1	—

	0%	0%	0%

In February 2007, the Company received a notice of audit from the Internal Revenue Service covering the tax year 2004. Because of the recent receipt of the notice and because the audit has not yet occurred, the Company is unable to estimate what, if any, effects the outcome of the audit will have on the Company’s financial condition, results of operations, or net cash flows.

10. Accrued Expenses and Other Current Liabilities
At December 31, 2006 and 2005, accrued expenses and other current liabilities consisted of the following:

	Discontinued		Continuing
	Operations		Operations		Total
	As of December 31,
	2006	2005	2006	2005	2006	2005
	(in thousands)
Accrued payroll, related items, and deferred compensation	$—	$—	$18	$35	$18	$35
Contingent loss	460	460	—	—	460	460
Professional fees	—	—	278	282	278	282
Insurance premiums	360	280	—	—	360	280
Other	—	50	—	56	—	106

	$820	$790	$296	$373	$1,116	$1,163

11. Indemnification Trust Agreement
As an inducement to the Company’s Directors to continue their services to the Company in the wake of the events of August 21, 2001, and to provide assurances that the Company would be able to fulfill its obligations to indemnify directors, officers and agents of the Company and its subsidiaries (individually “Indemnitee” and collectively “Indemnitees”) under Delaware law and pursuant to various contractual arrangements, in March 2002 the Company entered into an Indemnification Trust Agreement (“Agreement”) for the benefit of the Indemnitees. Pursuant to this Agreement, the Company deposited a total of $2.7 million with an independent trustee to fund any indemnification amounts owed to an Indemnitee which the Company was unable to pay. These arrangements, and the Executive Services Agreements, were negotiated by the Company on an arms-length basis with the advice of the Company’s counsel and other advisors. On March 1, 2006, the trust expired by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.
12. Redeemable Preferred Stock
In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, a total of 40,000 shares of preferred stock were authorized for issuance. Pursuant to this authorization, the Company issued 25,000 shares of senior cumulative participating convertible preferred stock to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,947,203 shares as of December 31, 2006, and 3,793,185 shares as of December 31, 2005).
In connection with the issuance of the preferred stock, the Company also issued a warrant to purchase 15,000 shares of preferred stock at a purchase price of $15 million. The warrant expired on November 10, 2004. Each share of this series of preferred stock issued upon exercise of the warrant was convertible, at Yucaipa’s option, into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $9.00 (1,666,667 shares as of December 31, 2003).
Assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 19.1% and 18.6% of the then outstanding common shares at December 31, 2006 and 2005, respectively.
Yucaipa has voting rights equivalent to the number of shares of common stock into which their preferred stock is convertible on the relevant record date. Also, Yucaipa is entitled to receive an annual dividend equal to 4% of the base liquidation preference of $1,000 per share outstanding, payable quarterly in cash or in-kind at the Company’s option.
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

The Company may redeem all or a portion of the preferred stock at a price equal to the adjusted liquidation preference of each share, if the average closing prices of the Company’s common stock have exceeded $12.00 for sixty consecutive trading days on or after November 10, 2002, or any time on or after November 10, 2004. The preferred stock is subject to mandatory redemption if a change in control of the Company occurs.
In connection with this investment, Yucaipa is entitled to appoint the chairman of the Company’s Board of Directors and to nominate two additional individuals to a seven person board.
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
Options granted under this plan generally become exercisable in three equal installments commencing on the first anniversary of the date of grant. Options granted during 2003 became exercisable in two equal installments commencing on the first anniversary of the date of grant. As the Omnibus Plan terminated in May 2003 except as to options outstanding at that time, no further options may be granted under the plan.
1997 ACQUISITION STOCK PLAN
The 1997 Acquisition Stock Plan (the “1997 Plan”) is intended to provide incentives in connection with the acquisitions of other businesses by the Company. The 1997 Plan is identical in all material respects to the Omnibus Plan, except that the number of shares available for issuance under the 1997 Plan is 1,000,000 shares. The 1997 Plan expires on April 4, 2007.
There were no stock options granted under the 1997 Plan during 2006, 2005, and 2004.

The following summarizes the status of the Company’s stock options as of December 31, 2006, 2005 and 2004, and changes for the years then ended:

	2006			2005			2004
			Weighted			Weighted			Weighted
			Average			Average			Average
			Exercise			Exercise			Exercise
	Shares		Price	Shares		Price	Shares		Price
Outstanding at the beginning of year	215,000		$4.51	220,000		$4.80	225,000		$5.33
Granted	—		—	—		—	—		—
Exercised	20,000		0.10	—		—	—		—
Expired/Forfeited	15,000		9.10	5,000		17.25	5,000		28.75

Outstanding at end of year	180,000		4.62	215,000		4.51	220,000		4.80

Options exercisable at year-end	180,000		4.62	215,000		4.51	172,500		6.09

Options available for future grant	1,000,000	(1)		1,000,000	(1)		1,000,000	(1)

Weighted average fair value of options granted during the year	Not applicable			Not applicable			Not applicable

(1)	Available for issuance under the 1997 Plan.
The following table summarizes information about stock options outstanding at December 31, 2006:

			Options Outstanding and Exercisable
			Number	Weighted
Range of			Outstanding	Average	Weighted	Aggregate
Exercise			and	Remaining	Average	Intrinsic
Prices			Exercisable	Contractual Life	Price	Value

$0.10	—	$0.10	75,000	6.35	$0.10	$14,250
$2.00	—	$5.38	60,000	2.49	4.81	—
$7.56	—	$8.81	20,000	2.74	8.19	—
$12.25	—	$15.50	25,000	1.04	14.85	—

$0.10	—	$15.50	180,000	3.93	$4.62

14. Related Party Transactions
In May 2003 the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, Golleher, Kouba, Mays, and Terrence Wallock, acting general counsel of the Company. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements replaced the letter agreements with Messrs. Bartlett, Golleher, and Kouba dated August 28, 2001. The Agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, $6,731 per week to Messrs. Golleher and Kouba, $4,040 per week to Mr. Mays, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided for time spent in litigation after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time for litigation and merger and acquisition activities. As of December 31, 2006, $5,400 of such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for a mutual release upon termination. By amendments dated May 3, 2004, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the Executive upon one year’s notice, except in certain circumstances wherein the Executive can resign immediately and receive a lump sum payment of one year’s salary. Under the amendment, health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made.

During 2006, the Board re-examined its membership composition to ensure that directors unaffiliated with Yucaipa constituted a majority of its members going forward, as was provided in the Securities Purchase Agreement with Yucaipa. As a result of that analysis, the Board and Mr. Mays concluded that his continued participation on the Board might give the appearance that Yucaipa had designated more than the three (of seven) seats to which it was entitled since in the past year Mr. Mays had been designated by Yucaipa to join the boards of directors of two companies in which it had significant investments. Consequently, on March 27, 2006, Mr. Mays agreed to resign from the Board and the Company terminated his Executive Services Agreement and pursuant thereto the parties exchanged mutual releases and Mr. Mays was paid severance under the Agreement of $210,000. The Company and Mr. Mays subsequently entered into a new agreement which may be terminated by either party upon 90 days written notice and which requires Mr. Mays to continue to provide accounting services and act as chief financial officer of the Company under his existing salary and employment conditions until either party terminates the arrangement.
On April 18, 2006, George Golleher, a Yucaipa representative on the Board of Director and former co-chief executive officer, resigned from the Board of Directors and the Company terminated his Executive Services Agreement and pursuant thereto the parties exchanged mutual releases and Mr. Golleher was paid severance under the Agreement of $350,000.
15. Segments and Related Information
Until the events of August 2001 occurred (see Note 1), the Company operated in one industry—the promotional marketing industry. The Company’s business in this industry encompassed the design, development, and marketing of high-impact promotional products and programs.
There were no sales during 2006, 2005, and 2004. In addition, the Company had no accounts receivable at December 31, 2006 and 2005.
All the Company’s long-lived assets as of December 31, 2006 and 2005, were in the United States.
Long-lived assets include property and equipment, and other non-current assets.
16. Earnings per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (“EPS”) computation for income (loss) available to common stockholders and other related disclosures required by SFAS No.128 “Earnings Per Share”:

	For the Years Ended December 31,
	2006			2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
				(in thousands, except share data)
Basic and diluted EPS:
Loss from continuing operations	$(2,625)			$(2,684)			$(3,625)
Preferred stock dividends	(1,270)			(1,224)			(1,172)

Loss from continuing operations available to common stockholders	$(3,895)	16,665,248	$(0.23)	$(3,908)	16,653,193	$(0.23)	$(4,797)	16,653,193	$(0.29)

Income (loss) from discontinued operations	$707	16,665,248	$0.04	$(478)	16,653,193	$(0.03)	$24,261	16,653,193	$1.46

Net income (loss)	$(1,918)			$(3,162)			$20,636
Preferred stock dividends	(1,270)			(1,224)			(1,172)

Net income (loss) available to common stockholders	$(3,188)	16,665,248	$(0.19)	$(4,386)	16,653,193	$(0.26)	$19,464	16,653,193	$1.17

For the years ended December 31, 2006, 2005, and 2004, 3,947,203, 3,793,185, and 3,644,848, respectively, shares of redeemable convertible preferred stock were not included in the computation of diluted EPS because to do so would have been antidilutive. In addition, for the years ended December 31, 2006, 2005, and 2004, 193,753, 199,445, and 156,872 weighted average shares related to stock options exercisable, were not included in the computation of diluted EPS as the average market price of the Company’s common stock during such periods of $.34, $.23, and $.17, respectively, did not exceed the weighted average exercise price of such options of $4.62, $4.51, and $6.09, respectively.
17. Quarterly Results of Operations (Unaudited)
The following is a tabulation of the quarterly results of operations for the years ended December 31, 2006 and 2005, respectively:

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Continuing operations:
Revenues	$—	$—	$—	$—
Net loss	(797)	(852)	(498)	(478)
Loss per common share available to common — basic & diluted	(0.07)	(0.07)	(0.05)	(0.04)

Discontinued operations:
Revenues	$—	$—	$—	$—
Net income	438	89	90	90
Income (loss) per common share available to common — basic & diluted	0.026	0.005	0.005	0.005

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Continuing operations:
Revenues	$—	$—	$—	$—
Net loss	(660)	(580)	(587)	(857)
Loss per common share available to common — basic & diluted	(0.06)	(0.05)	(0.05)	(0.07)

Discontinued operations:
Revenues	$—	$—	$—	$—
Net income (loss)	300	(122)	(661)	5
Income (loss) per common share available to common — basic & diluted	0.02	(0.01)	(0.04)	—

Schedule II
Simon Worldwide, Inc.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

Additions
Accounts Receivable,	Balance At	Charged To				Balance At
Allowance For	Beginning	Costs And				End
Doubtful Accounts	Of Period	Expenses	Recoveries	Deductions		Of Period
2006	$—	$—	$—	$—		$—
2005	—	—	—	—		—
2004	13,852	—	—	13,852	(a)	—

(a)	As a result of the loss of business from McDonald’s in 2001, the Company recorded a 100% allowance against its accounts receivable to reduce them to their net realizable value. In 2004, the Company completed its settlement with McDonald’s and, as such, removed any accounts receivable and related allowance for doubtful accounts from its books.