Form 10-Q
period 2007-03-31
SIMON WORLDWIDE INC
filed 2007-05-14
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 4, 2007, 16,673,193 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,310	$17,229
Restricted cash	168	—
Prepaid expenses and other current assets	158	204
Assets from discontinued operations to be disposed of — current (Note 4)	26	576

Total current assets	17,662	18,009
Investments	6,810	8,247
Other assets	88	90
Assets from discontinued operations to be disposed of — non-current (Notes 1 and 4)	941	244

Total non-current assets	7,839	8,581

	$25,501	$26,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$151	$146
Affiliates	184	183
Accrued expenses and other current liabilities	264	296
Liabilities from discontinued operations — current (Note 4)	839	820

Total current liabilities	1,438	1,445

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 32,705 shares issued and outstanding at March 31, 2007, and 32,381 shares issued and outstanding at December 31, 2006, stated at redemption value of $1,000 per share	32,705	32,381

Stockholders’ deficit:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,673,193 shares issued and outstanding at March 31, 2007, and December 31, 2006	167	167
Additional paid-in capital	138,502	138,502
Deficit	(153,959)	(153,990)
Accumulated other comprehensive income	6,648	8,085

Total stockholders’ deficit	(8,642)	(7,236)

	$25,501	$26,590

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months
	ended March 31,
	2007	2006
Revenue	$—	$—
General and administrative expenses	642	988

Operating loss from continuing operations	(642)	(988)
Interest income	214	191
Investment impairments	(2)	—

Loss from continuing operations before income taxes	(430)	(797)
Income tax benefit	—	—

Loss from continuing operations	(430)	(797)
Income from discontinued operations, net of tax (Note 4)	78	438

Net loss	(352)	(359)
Preferred stock dividends	(325)	(312)

Net loss available to common stockholders	$(677)	$(671)

Loss per share from continuing operations available to common stockholders:
Loss from continuing operations available to common stockholders – basic and diluted	$(0.05)	$(0.07)

Weighted average shares outstanding – basic and diluted	16,673	16,653

Income per share from discontinued operations:
Income per common share – basic and diluted	$0.01	$0.03

Weighted average shares outstanding – basic and diluted	16,673	16,653

Net loss available to common stockholders:
Net loss available to common stockholders – basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding – basic and diluted	16,673	16,653

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months
	ended March 31,
	2007	2006
Net loss	$(352)	$(359)

Other comprehensive loss:
Unrealized loss on investments	(1,437)	—

Comprehensive loss	$(1,789)	$(359)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months
	ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(352)	$(359)
Income from discontinued operations	78	438

Loss from continuing operations	(430)	(797)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2
Charge for impaired investment	2	—
Cash provided by discontinued operations	97	388
Cash transferred from discontinued operations	381	22
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	46	79
Accounts payable	6	(58)
Accrued expenses and other current liabilities	(32)	(8)

Net cash used in operating activities	70	(372)

Cash flows from investing activities:
Decrease (increase) in restricted cash	(168)	2,818
Cash provided by discontinued operations	179	27

Net cash provided by investing activities	11	2,845

Cash flows from financing activities	—	—

Net increase (decrease) in cash and cash equivalents	81	2,473
Cash and cash equivalents, beginning of period	17,229	16,310

Cash and cash equivalents, end of period	$17,310	$18,783

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2	$3

Supplemental non-cash investing activities:
Dividends paid in kind on redeemable preferred stock	$324	$311

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented.
Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald’s Corporation (“McDonald’s”), the Company’s principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald’s promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. The process is on-going and will continue for some indefinite period primarily dependent upon on-going litigation. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs, and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes.
At March 31, 2007 and 2006, the Company had two stock-based compensation plans. See Note 3.
At March 31, 2007, and December 31, 2006, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption SFAS 157 to have a material effect on its consolidated statements of financial position or results of operations.
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 provides guidance on consideration of any additional amounts included in the contractual terms of an insurance policy other than the cash surrender value in determining the amount that could be realized under an insurance contract, consideration of the contractual ability to surrender individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under an insurance contract, and whether the cash surrender value component of the amount that could be realized under an insurance contract should be discounted when contractual limitations on the ability to surrender a policy exist. EITF 06-5 was effective for the Company’s fiscal year beginning January 1, 2007, and required the recognition of the effects of adoption be recorded as either a change in accounting principle through a cumulative-effect adjustment to beginning retained earnings in the year of adoption or a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-5 on January 1, 2007, and elected the cumulative-effect transition method of adoption. This resulted in an increase in the recorded amount of a cash surrender value related asset on the Company’s consolidated statement of financial position within discontinued operations by $.7 million with a corresponding cumulative-effect adjustment to beginning Deficit.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses in earnings on items for which the fair value option has been elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated statements of financial position and results of operations when it becomes effective in 2008.
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2007, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
At March 31, 2007, and December 31, 2006, the Company had stockholders’ deficits of $8.6 million and $7.2 million, respectively. For the three months ended March 31, 2007 and 2006, the Company had a loss from operations of $(.4) million. The Company continues to incur losses in 2007 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of the stockholders’ deficit at December 31, 2006, significant losses from operations, lack of operating revenue, and pending legal actions, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
3. Stock Plan
1993 Omnibus Stock Plan
Under its 1993 Omnibus Stock Plan, as amended (the “Omnibus Plan”), which terminated in May 2003 except for options outstanding at that time, the Company reserved up to 3,000,000 shares of its common stock for issuance pursuant to the grant of incentive stock options, nonqualified stock options, or restricted stock. The Omnibus Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the Omnibus Plan, the Compensation

Committee had the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares; (ii) the exercise period (which may not exceed ten years); (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the common stock on the date of grant); (iv) the type and duration of options or restrictions, limitations on transfer, and other restrictions; and (v) the time, manner, and form of payment.
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
1997 Acquisition Stock Plan
The 1997 Acquisition Stock Plan (the “1997 Plan”) was intended to provide incentives in connection with the acquisitions of other businesses by the Company. The 1997 Plan was identical in all material respects to the Omnibus Plan, except that the number of shares available for issuance under the 1997 Plan was 1,000,000 shares. The 1997 Plan expired on April 4, 2007, with no outstanding awards granted under the plan.
There were no stock options granted under either of the plans during the three months ended March 31, 2007 or 2006.
The following summarizes the status of the Company’s stock options as of March 31, 2007, and changes for the three months then ended:

		Weighted
		Exercise
	Shares	Price

Outstanding at the beginning of period	180,000	$4.62
Granted	—	—
Exercised	—	—
Expired or forfeited	(5,000)	12.25

Outstanding at end of period	175,000	4.40

Options exercisable at end of period	175,000 (a)	$4.40

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable

(a)	Outstanding pursuant to the 1993 Omnibus Stock Plan.

The following table summarizes information about stock options outstanding at March 31, 2007:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value

$0.10	—	$1.99	75,000	6.10	$0.10	$21,750	75,000	$0.10	$21,750
$2.00	—	$5.38	60,000	2.25	4.81	—	60,000	4.81	—
$7.56	—	$8.81	20,000	2.50	8.19	—	20,000	8.19	—
$12.25	—	$15.50	20,000	0.99	15.50	—	20,000	15.50	—

$0.10	—	$15.50	175,000	3.78	$4.40		175,000	$4.40

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.39 on March 30, 2007 (as no closing price was available for March 31, 2007).
4. Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. If necessary, the Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. At March 31, 2007, the Company’s elimination of its on-going promotions business operations was substantially complete.
Assets and liabilities related to discontinued operations at March 31, 2007, and December 31, 2006, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$—	$408
Restricted cash	—	168
Note receivable (Note 8)	26	—

Total current assets	26	576
Other assets	941	244

Assets from discontinued operations to be disposed of	$967	$820

Liabilities:
Accrued expenses and other current liabilities	$839	$820

Liabilities from discontinued operations	$839	$820

Net income from discontinued operations for the three months ended March 31, 2007 and 2006, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months
	ended March 31,
	2007	2006
Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—

General and administrative expenses	11	—
Gain on settlement (Note 8)	(76)	(452)

Operating income	65	452

Interest income	13	13
Other expense	—	(27)

Net income from discontinued operations	$78	$438

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At March 31, 2007, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments totaling $1.4 million during the three months ended March 31, 2007, which reduced the recorded value of the Company’s investment in Yucaipa AEC to $6.6 million. There were no such adjustments during three months ended March 31, 2006.
The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.

OTHER INVESTMENTS
In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business, and to provide venture investment returns. These companies in which the Company had invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions, and other economic factors.
At March 31, 2007, and December 31, 2006, the carrying values of other investments were $.1 million. These are presented as part of other assets in the consolidated balance sheets. During the three months ended March 31, 2007, the Company recorded a nominal investment impairment to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary. There were no impairments recorded during the three months ended March 31, 2006.
While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.
6. Short-Term Borrowings
Restricted cash included within continuing operations totaled $.2 million and $0 at March 31, 2007 and December 31, 2006, respectively. The amount at March 31, 2007 consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit and was transferred from discontinued operations as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations.
Restricted cash included within discontinued operations at March 31, 2007, and December 31, 2006, totaled $0 and $.2 million, respectively. The amount at December 31, 2006 consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit and, as noted above, was transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations.

7. Earnings Per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common stockholders” and other related disclosures required by FASB Statement No. 128, “Earnings per Share,” (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Loss from continuing operations	$(430)			$(797)
Preferred stock dividends	(325)			(312)

Loss from continuing operations available to common stockholders	$(755)	16,673,193	$(0.05)	$(1,109)	16,653,193	$(0.07)

Income from discontinued operations	$78	16,673,193	$0.01	$438	16,653,193	$0.03

Net loss	$(352)			$(359)
Preferred stock dividends	(325)			(312)

Net loss available to common stockholders	$(677)	16,673,193	$(0.04)	$(671)	16,653,193	$(0.04)

For the three months ended March 31, 2007 and 2006, 3,946,824 and 3,792,821 shares, respectively, on a converted basis of convertible preferred stock (see Note 9) were not included in the computation of diluted EPS, and 175,000 and 214,889 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
8. Note Receivable and Gain on Settlement
In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for $8 million cash and a note in the amount of $2.3 million. Cyrk also assumed certain liabilities of the CPG business. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to secure partial performance of certain assumed liabilities and the balance due on the note was forgiven, subject to a reinstatement thereof in the event of default by Cyrk under such assumed liabilities.
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
During the three months ended March 31, 2007 and 2006, approximately $60,000 and $465,000, respectively, in payments were received by the Company pursuant to the New Subordinated Note. Such amounts, less imputed interest, are included in gain on settlement in Note 4. At March 31, 2007, an allowance was recorded for the balance of the New Subordinated Note (except for approximately $26,000 which had been collected subsequent to March 31, 2007) as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above.
9. Redeemable Preferred Stock
In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock (“preferred stock”) to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (3,986,540 and 3,947,203 shares as of March 31, 2007, and December 31, 2006, respectively).
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2007, as compared to the same period in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
Forward-Looking Statements and Associated Risks
From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the Company’s December 31, 2006, Form 10-K for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
General
Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald’s Corporation (“McDonald’s”), the Company’s principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald’s promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing related litigation. Although the settlement of litigation between the Company and McDonald’s was completed in August 2004, this process is ongoing and will continue for some indefinite period primarily dependent upon on-going litigation. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs, and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes.
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2007, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
Outlook
As a result of the stockholders’ deficit at December 31, 2006, significant losses from operations, lack of operating revenue, and pending legal actions, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006
The Company generated no sales or gross profits during the three months ended March 31, 2007 and 2006.
General and administrative expenses totaled $.6 million during the three months ended March 31, 2007, compared to $1.0 million during the same period in the prior year. The decrease was primarily due to a reduction in labor costs resulting from the former co-chief executive officer’s termination of his services to the Company in the second quarter of 2006 and lump sum payment made to a director upon termination of his Executive Services Agreement during the first quarter of 2006.
Interest income totaled $.2 million during the three months ended March 31, 2007, and the same period in the prior year. Interest income is earned on the Company’s cash bank balances. There were no material differences in the average interest rates or average cash balances during the periods.
The Company recorded a nominal investment impairment during the three months ended March 31, 2007, to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments. There were no such impairments recorded during the same period in the prior year.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
The Company generated no sales or gross profits during the three months ended March 31, 2007 and 2006.
The Company recorded general and administrative expenses of $11,000 during the three months ended March 31, 2007, which consisted of an adjustment to the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $.1 million during the three months ended March 31, 2007, compared to $.5 million during the same period in the prior year. These amounts represented payments received, net of imputed interest, related to the New Subordinated Note with Cyrk.
Interest income totaled approximately $13,000 during the three months ended March 31, 2007, and the same period in the prior year. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk.
Other expense of $27,000 during the three months ended March 31, 2006 related to a loss on disposal of the Company’s remaining subsidiaries in Europe and Hong Kong.
LIQUIDITY AND CAPITAL RESOURCES
The matters discussed in the section “Absence of Operating Business; Going Concern” in Note 2 of the “Notes to Condensed Consolidated Financial Statements” have had and will continue to have a substantial adverse impact on the Company’s cash position. As a result of the stockholders’ deficit at December 31, 2006, significant losses from operations, lack of operating revenue, and pending legal actions, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company continues to incur operating losses in 2007 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments, and any future proceeds from litigation. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
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
Continuing Operations
Working capital from continuing operations was $17.0 million and $16.8 million at March 31, 2007, and December 31, 2006, respectively.
Net cash used in operating activities from continuing operations during the three months ended March 31, 2007, totaled $.4 million primarily due to a loss from continuing operations. Net cash used in operating activities from continuing operations during the three months ended March 31, 2006, totaled $.8 million also primarily due to a loss from continuing operations.
Cash used in investing activities from continuing operations during the three months ended March 31, 2007, totaled $.2 million primarily due to an increase in restricted cash. Net cash provided by investing activities from continuing operations during the three months ended March 31, 2006, totaled $2.8 million primarily due to the Company’s former Indemnification Trust Agreement expiring by its own terms on March 1, 2006, without any claims having been made and all funds held by the trust plus accrued interest, less Trustee fees, totaling approximately $2.8 million being returned to the Company.
There were no financing activities from continuing operations during the three months ended March 31, 2007 and 2006.
Restricted cash included within continuing operations totaled $.2 million and $0 at March 31, 2007, and December 31, 2006, respectively. The amount at March 31, 2007, consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit and was transferred from discontinued operations as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.8 million and $.2 million at March 31, 2007, and December 31, 2006, respectively.
Net cash provided by discontinued operations during the three months ended March 31, 2007, totaled $.5 million, and primarily due to the receipt of payments related to the New Subordinated Note from Cyrk (see Note 8) totaling $.1 million and the transfer of cash from discontinued operations to continued operations totaling $.4 million as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations.
Net cash provided by discontinued operations during the three months ended March 31, 2006, totaled $.4 million, primarily due to the receipt of $.5 million in payments related to the New Subordinated Note from Cyrk (see Note 8), net of a change in working capital items of $.1 million.
Net cash provided by investing activities from discontinued operations totaled $.2 million during the three months ended March 31, 2007, and related to a decrease in restricted cash. There were nominal amounts of net cash provided by investing activities from discontinued operations during the three months ended March 31, 2006.
There were no net cash flows from financing activities within discontinued operations during the three months ended March 31, 2007 and 2006.

Restricted cash included within discontinued operations at March 31, 2007, and December 31, 2006, totaled $0 and $.2 million, respectively. The amount at December 31, 2006, consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit and, as noted above, was transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations. Restricted cash within discontinued operations is in addition to restricted cash amounts, if any, included within continuing operations noted above.
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
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES: At March 31, 2007, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the Chief Executive Officer of the Company, and Greg Mays, the Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, the Principal Executive and Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.
INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, an action has been pending against Simon Marketing in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis for the diversion from seeding in Canada of high-level winning prizes in certain McDonald’s promotional games administered by Simon Marketing. The Company has entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company paid $650,000 Canadian ($554,512 US) to be used for costs, fees and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement is subject to certification of the class with respect to the Company and approval of the terms of settlement by the Canadian court. Hearing on the settlement is currently scheduled for August 31, 2007.
On April 17, 2007, Everest Special Situations Fund L. P. filed suit against the Company in Delaware Chancery Court seeking to compel the Company to hold an annual meeting of stockholders for the purpose of electing directors. The Company intends to hold the annual meeting as soon as practicable.
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

Date: May 14, 2007	SIMON WORLDWIDE, INC.
/s/ J. ANTHONY KOUBA
J. Anthony Kouba
Chief Executive Officer (duly authorized signatory)