Form 10-Q
period 2007-06-30
SIMON WORLDWIDE INC
filed 2007-08-13
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer   ☐       Accelerated filer   ☐      Non-accelerated filer   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2007, 16,260,324 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,187	$17,229
Prepaid expenses and other current assets	93	204
Assets from discontinued operations to be disposed of - current (Note 4)	26	576

Total current assets	17,306	18,009
Investments	5,096	8,247
Other assets	71	90
Assets from discontinued operations to be disposed of - non-current (Note 4)	956	244

Total non-current assets	6,123	8,581

	$23,429	$26,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$154	$146
Affiliates	187	183
Accrued expenses and other current liabilities	262	296
Liabilities from discontinued operations - current (Note 4)	860	820

Total current liabilities	1,463	1,445

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 33,032 shares issued and outstanding at June 30, 2007, and 32,381 shares issued and outstanding at December 31, 2006, stated at redemption value of $1,000 per share	33,032	32,381

Stockholders’ deficit:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,260,324 shares issued and outstanding net of 412,869 treasury shares at par value at June 30, 2007, and 16,673,193 shares issued and outstanding at December 31, 2006	163	167
Additional paid-in capital	138,506	138,502
Deficit	(154,669)	(153,990)
Accumulated other comprehensive income	4,934	8,085

Total stockholders’ deficit	(11,066)	(7,236)

	$23,429	$26,590

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—
General and administrative expenses	695	1,060	1,335	2,048

Operating loss from continuing operations	(695)	(1,060)	(1,335)	(2,048)
Interest income	210	221	423	412
Investment impairment (Note 5)	—	(13)	(2)	(13)

Loss from continuing operations before income taxes	(485)	(852)	(914)	(1,649)
Income tax benefit	—	—	—	—

Net loss from continuing operations	(485)	(852)	(914)	(1,649)
Income from discontinued operations, net of tax (Note 4)	105	89	182	527

Net loss	(380)	(763)	(732)	(1,122)
Preferred stock dividends	(330)	(316)	(655)	(628)

Net loss available to common stockholders	$(710)	$(1,079)	$(1,387)	$(1,750)

Loss per share from continuing operations available to common stockholders:
Loss per common share - basic and diluted	$(0.05)	$(0.07)	$(0.09)	$(0.14)

Weighted average shares outstanding - basic and diluted	16,673	16,663	16,673	16,658

Income per share from discontinued operations:
Income per common share - basic and diluted	$0.01	$0.01	$0.01	$0.03

Weighted average shares outstanding - basic and diluted	16,673	16,663	16,673	16,658

Net loss available to common stockholders:
Loss per common share - basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.11)

Weighted average shares outstanding - basic and diluted	16,673	16,663	16,673	16,658

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Net loss	$(380)	$(763)	$(732)	$(1,122)

Other comprehensive income:
Unrealized loss on investments	(1,714)	—	(3,151)	—

Comprehensive loss	$(2,094)	$(763)	$(3,883)	$(1,122)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months
	ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(732)	$(1,122)
Income from discontinued operations	182	527

Loss from continuing operations	(914)	(1,649)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	3
Charge for impaired investment	2	—
Cash provided by discontinued operations	221	498
Cash transferred from (to) discontinued operations	379	(143)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	111	142
Accounts payable	12	(23)
Accrued expenses and other current liabilities	(34)	(99)

Net cash used in operating activities	(223)	(1,271)

Cash flows from investing activities:
Decrease in restricted cash	—	2,818
Cash provided by discontinued operations	164	169
Other, net	17	12

Net cash provided by investing activities	181	2,999

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	2

Net increase in cash and cash equivalents	(42)	1,730
Cash and cash equivalents, beginning of period	17,229	16,310

Cash and cash equivalents, end of period	$17,187	$18,040

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2	$3

Supplemental non-cash investing activities:
Dividends paid in kind on redeemable preferred stock	$651	$625

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those considered necessary for fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods presented.
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
The Company had one stock-based compensation plan at June 30, 2007, and two stock-based compensation plans at June 30, 2006. See Note 3.
At June 30, 2007, and December 31, 2006, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.
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
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2007, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
At June 30, 2007, and December 31, 2006, the Company had stockholders’ deficits of $11.1 million and $7.2 million, respectively. For the six months ended June 30, 2007 and 2006, the Company had a loss from operations of $(.9) million and $(1.6) million, respectively. The Company continues to incur losses in 2007 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of the stockholders’ deficit at December 31, 2006, significant losses from operations, lack of operating revenue, and pending legal actions, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Options granted under this plan generally became exercisable in three equal installments commencing on the first anniversary of the date of grant. Options granted during 2003 became exercisable in two equal installments commencing on the first anniversary of the date of grant. No further options may be granted under the Omnibus Plan.
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
There were no stock options granted under either of the plans during the six months ended June 30, 2007 or 2006.
The following summarizes the status of the Company’s stock options as of June 30, 2007, and changes for the six months then ended:

		Weighted
		Exercise
	Shares	Price

Outstanding at the beginning of period	175,000	$4.40
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—

Outstanding at end of period	175,000	4.40

Options exercisable at end of period	175,000	$4.40

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable
The following table summarizes information about stock options outstanding at June 30, 2007:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$0.10	-	$1.99	75,000	5.85	$0.10	$26,250	75,000	$0.10	$26,250
$2.00	-	$5.38	60,000	2.00	4.81	—	60,000	4.81	—
$7.56	-	$8.81	20,000	2.25	8.19	—	20,000	8.19	—
$12.25	-	$15.50	20,000	0.75	15.50	—	20,000	15.50	—

$0.10	-	$15.50	175,000	3.54	$4.40		175,000	$4.40

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.45 on June 29, 2007 (as no closing price was available for June 30, 2007).

4. Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. If necessary, the Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. At June 30, 2007, the Company’s elimination of its on-going promotions business operations was substantially complete.
Assets and liabilities related to discontinued operations at June 30, 2007, and December 31, 2006, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$—	$408
Restricted cash	—	168
Note receivable (Note 8)	26	—

Total current assets	26	576
Other assets	956	244

Assets from discontinued operations to be disposed of	$982	$820

Liabilities:
Accrued expenses and other current liabilities	$860	$820

Liabilities from discontinued operations	$860	$820

Net income from discontinued operations for the three and six months ended June 30, 2007 and 2006, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	(15)	—	(3)	—
Gain on settlement (Note 8)	(78)	(73)	(154)	(525)

Operating income	93	73	157	525

Interest income	12	16	25	29
Other expense	—	—	—	(27)

Net income from discontinued operations	$105	$89	$182	$527

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At June 30, 2007, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments totaling $3.2 million during the six months ended June 30, 2007, which reduced the recorded value of the Company’s investment in Yucaipa AEC to $4.9 million. There were no such adjustments during six months ended June 30, 2006.
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
At June 30, 2007, and December 31, 2006, the carrying values of other investments were $.1 million. These are presented as part of other assets in the consolidated balance sheets. During the six months ended June 30, 2007 and 2006, the Company recorded nominal investment impairments to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary.
While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.
6. Short-Term Borrowings
Restricted cash included within discontinued operations at June 30, 2007, and December 31, 2006, totaled $0 and $.2 million, respectively. The amount at December 31, 2006, consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit. There was no restricted cash within continuing operations at June 30, 2007, and December 31, 2006.

7. Earnings Per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common stockholders” and other related disclosures required by FASB Statement No. 128, “Earnings per Share,” (in thousands, except share and per share data):

	For the Three Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Loss from continuing operations	$(485)			$(852)
Preferred stock dividends	(330)			(316)

Loss from continuing operations available to common stockholders	$(815)	16,673,193	$(0.05)	$(1,168)	16,662,913	$(0.07)

Income from discontinued operations	$105	16,673,193	$0.01	$89	16,662,913	$0.01

Net loss	$(380)			$(763)
Preferred stock dividends	(330)			(316)

Net loss available to common stockholders	$(710)	16,673,193	$(0.04)	$(1,079)	16,662,913	$(0.06)

For the three months ended June 30, 2007 and 2006, 3,986,922 and 3,831,353 shares, respectively, on a converted basis of convertible preferred stock (see Note 9) were not included in the computation of diluted EPS, and 175,000 and 200,659 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

			For the Six Months Ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Loss from continuing operations	$(914)			$(1,649)
Preferred stock dividends	(655)			(628)

Loss from continuing operations available to common stockholders	$(1,569)	16,673,193	$(0.09)	$(2,277)	16,658,472	$(0.14)

Income from discontinued operations	$182	16,673,193	$0.01	$527	16,658,472	$0.03

Net loss	$(732)			$(1,122)
Preferred stock dividends	(655)			(628)

Net loss available to common stockholders	$(1,387)	16,673,193	$(0.08)	$(1,750)	16,658,472	$(0.11)

For the six months ended June 30, 2007 and 2006, 3,966,984 and 3,812,193 shares, respectively, on a converted basis of convertible preferred stock (see Note 9) were not included in the computation of diluted EPS, and 177,486 and 207,735 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
During the preparation for its 2007 Annual Meeting of Stockholders on July 19, 2007, the Company discovered that 412,869 treasury shares had been treated as outstanding shares. Accordingly, the Company adjusted for the shares using the Par Value Method of accounting for treasury stock on June 30, 2007. The adjustment resulted in a reduction in common stock of $4,129 with a corresponding increase to additional paid-in capital on the balance sheet. Due to the immateriality of the adjustment on the balance sheet and earnings per share, the Company did not consider it appropriate to restate prior periods.

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
During the six months ended June 30, 2007 and 2006, approximately $149,000 and $555,000, respectively, in payments were received by the Company pursuant to the New Subordinated Note. Such amounts, less imputed interest, are included in gain on settlement in Note 4. At June 30, 2007, an allowance was recorded for the balance of the New Subordinated Note (except for approximately $26,000 which had been collected subsequent to June 30, 2007) as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above.

9. Redeemable Preferred Stock
In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock (“preferred stock”) to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (4,026,542 and 3,947,203 shares as of June 30, 2007, and December 31, 2006, respectively).
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2007, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2007, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
The Company generated no sales or gross profits during the three months ended June 30, 2007 and 2006.
General and administrative expenses totaled $.7 million during the three months ended June 30, 2007, compared to $1.1 million during the same period in the prior year. The decrease was primarily due to a lump sum payment of $.4 million made to a director upon termination of his services to the Company in accordance with his Executive Services Agreement during the three months ended June 30, 2006.
Interest income totaled $.2 million during the three months ended June 30, 2007, and the same period in the prior year. Interest income is earned on the Company’s cash bank balances. There were no material differences in the average interest rates or average cash balances during the periods.
The Company recorded a nominal investment impairment during the three months ended June 30, 2006, to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments. There were no such impairments recorded during the three months ended June 30, 2007.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006
The Company generated no sales or gross profits during the six months ended June 30, 2007 and 2006.
General and administrative expenses totaled $1.3 million during the six months ended June 30, 2007, compared to $2.0 million during the same period in the prior year. The decrease was primarily due to lump sum payments totaling $.6 million made to certain directors upon termination of their services to the Company in accordance with their Executive Services Agreements and a reduction in labor costs associated with the co-chief executive officer leaving the Company during the six months ended June 30, 2006.
Interest income totaled $.4 million during the six months ended June 30, 2007, and the same period in the prior year. Interest income is earned on the Company’s cash bank balances. There were no material differences in the average interest rates or average cash balances during the periods.
The Company recorded a nominal investment impairment during the six months ended June 30, 2007 and 2006, to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
The Company generated no sales or gross profits during the three months ended June 30, 2007 and 2006.
General and administrative expenses totaled $(15,000) during the three months ended June 30, 2007, compared to $0 during the same period in the prior year. The decrease was primarily to due an adjustment to increase the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $.1 million during the three months ended June 30, 2007 and 2006. These amounts represented payments received, net of imputed interest, related to the New Subordinated Note with Cyrk.
Interest income totaled approximately $12,000 and $16,000 during the three months ended June 30, 2007 and 2006, respectively. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk.
Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006
The Company generated no sales or gross profits during the six months ended June 30, 2007 and 2006.
General and administrative expenses totaled $(3,000) and $0 during the six months ended June 30, 2007 and 2006, respectively. The decrease was primarily to due an adjustment to increase the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $.2 million during the six months ended June 30, 2007 compared to $.5 million during the same period in the prior year. These amounts represented payments received, net of imputed interest, related to the New Subordinated Note with Cyrk.
Interest income totaled approximately $25,000 and $29,000 during the six months ended June 30, 2007 and 2006, respectively. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk.
Other expense of $27,000 during the six months ended June 30, 2006, related to a loss on disposal of the Company’s remaining subsidiaries in Europe and Hong Kong.
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
Continuing Operations
Working capital from continuing operations was $16.7 million and $16.8 million at June 30, 2007, and December 31, 2006, respectively.
Net cash used in operating activities from continuing operations during the six months ended June 30, 2007, totaled $.8 million primarily due to a loss from continuing operations of $.9 million partially offset by a change in working capital items. Net cash used in operating activities from continuing operations during the six months ended June 30, 2006, totaled $1.6 million primarily due to a loss from continuing operations.
There was nominal cash provided by investing activities from continuing operations during the six months ended June 30, 2007. Net cash provided by investing activities from continuing operations during the six months ended June 30, 2006, totaled $2.8 million primarily due to the Company’s former Indemnification Trust Agreement expiring by its own terms on March 1, 2006, without any claims having been made and all funds held by the trust plus accrued interest, less Trustee fees, totaling approximately $2.8 million being returned to the Company.
There were no financing activities from continuing operations during the six months ended June 30, 2007. Cash flows from financing activities during the six months ended June 30, 2006, totaled $2,000 due to the exercise of 20,000 stock options at $.10 per share.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.8 million and $.2 million at June 30, 2007, and December 31, 2006, respectively.
Net cash provided by discontinued operations during the six months ended June 30, 2007, totaled $.6 million, primarily due income from discontinued operations of $.2 million resulting from the gain associated with payments received related to the New Subordinated Note from Cyrk (see Note 8), and the transfer of cash from discontinued operations to continuing operations totaling $.4 million as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations. Net cash provided by operating activities of discontinued operations during the six months ended June 30, 2006, totaled $.4 million, primarily due to income from discontinued operations of $.5 million resulting from the gain associated with payments received on the New Subordinated Note from Cyrk (see Note 8), partially offset by the transfer of cash to discontinued operations from continuing operations totaling $.1 million as discontinued operations required additional assets to cover liabilities from discontinued operations.
There were no net cash flows from financing activities within discontinued operations during the six months ended June 30, 2007 and 2006.
Restricted cash included within discontinued operations at June 30, 2007, and December 31, 2006, totaled $0 and $.2 million, respectively. The amount at December 31, 2006, consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit and was transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations.

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
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES: At June 30, 2007, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the Chief Executive Officer of the Company, and Greg Mays, the Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, the Principal Executive and Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its 2007 Annual Meeting of Stockholders on July 19, 2007, to elect two Class I directors to serve for two-year terms, three Class II directors to serve for three-year terms, and two Class III directors to serve for one-year terms. In addition, a non-binding stockholder proposal regarding the recapitalization of the Company was considered.
At the Annual Meeting, all of the existing members of the Board of Directors were re-elected. Following the meeting, the Board of Directors continued to be: Joseph Bartlett and Allan Brown, each serving as Class I Directors; Greg Mays, Erika Paulson and Ira Tochner, each serving as Class II Directors; and Joseph Anthony Kouba and Terrence Wallock, each serving as Class III Directors.
Also at the meeting, the non-binding stockholder proposal was approved by the holders of 56.9% of the shares voted on the proposal (or 33.5% of the outstanding shares of the Company), recommending the Board of Directors approve a recapitalization of the Company, in which the issued and outstanding shares of Preferred Stock would be converted into shares of Common Stock equal to 70% of the resulting issued and outstanding shares of Common Stock, and submit the proposal for approval by the stockholders.

The votes cast for, against or withheld, as well as the number of abstentions, as appropriate, relating to each matter voted upon as well as a separate tabulation with respect to each nominee for director is detailed below. There were no broker non-votes.
Proposal Number One: Election of Directors

Nominees	For	Withheld
Joseph Bartlett	10,516,335	18,415
Allan Brown	9,396,246	1,138,504
Greg Mays	15,176,596	849,271
Erika Paulson	15,488,424	537,443
Ira Tochner	15,502,929	522,938
Joseph Anthony Kouba	15,179,328	846,539
Terrence Wallock	15,191,096	834,771
Elchanan Maoz	5,476,617	14,500
Meron Mann	5,478,517	12,600
Proposal Number Two: Non-Binding Stockholder Recapitalization Proposal

For	Against	Abstain
6,801,815	5,162,351	4,061,701
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

Date: August 13, 2007	SIMON WORLDWIDE, INC.
/s/ J. ANTHONY KOUBA
J. Anthony Kouba
Chief Executive Officer (duly authorized signatory)