Form 10-Q
period 2007-09-30
SIMON WORLDWIDE INC
filed 2007-11-13
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
At November 2, 2007, 16,260,324 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,714	$17,229
Prepaid expenses and other current assets	58	204
Assets from discontinued operations to be disposed of — current (Note 4)	26	576

Total current assets	16,798	18,009
Investments	3,638	8,247
Other assets	69	90
Assets from discontinued operations to be disposed of — non-current (Note 4)	957	244

Total non-current assets	4,664	8,581

	$21,462	$26,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable:
Trade	$139	$146
Affiliates	189	183
Accrued expenses and other current liabilities	292	296
Liabilities from discontinued operations — current (Note 4)	877	820

Total current liabilities	1,497	1,445

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 33,363 shares issued and outstanding at September 30, 2007, and 32,381 shares issued and outstanding at December 31, 2006, stated at redemption value of $1,000 per share	33,363	32,381

Stockholders’ deficit:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,260,324 shares issued and outstanding net of 412,869 treasury shares at par value at September 30, 2007, and 16,673,193 shares issued and outstanding at December 31, 2006	163	167
Additional paid-in capital	138,506	138,502
Deficit	(155,555)	(153,990)
Accumulated other comprehensive income	3,488	8,085

Total stockholders’ deficit	(13,398)	(7,236)

	$21,462	$26,590

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—
General and administrative expenses	852	733	2,199	2,781

Operating loss from continuing operations	(852)	(733)	(2,199)	(2,781)
Interest income	204	235	627	647
Investment income (Note 5)	4	—	2	—

Loss from continuing operations before income taxes	(644)	(498)	(1,570)	(2,134)
Income tax benefit	—	—	—	—

Net loss from continuing operations	(644)	(498)	(1,570)	(2,134)
Income from discontinued operations, net of tax (Note 4)	91	90	285	604

Net loss	(553)	(408)	(1,285)	(1,530)
Preferred stock dividends	(333)	(320)	(988)	(948)

Net loss available to common stockholders	$(886)	$(728)	$(2,273)	$(2,478)

Loss per share from continuing operations available to common stockholders:
Loss per common share — basic and diluted	$(0.06)	$(0.05)	$(0.16)	$(0.19)

Weighted average shares outstanding — basic and diluted	16,260	16,673	16,534	16,663

Income per share from discontinued operations:
Income per common share — basic and diluted	$0.01	$0.01	$0.02	$0.04

Weighted average shares outstanding — basic and diluted	16,260	16,673	16,534	16,663

Net loss available to common stockholders:
Loss per common share — basic and diluted	$(0.05)	$(0.04)	$(0.14)	$(0.15)

Weighted average shares outstanding — basic and diluted	16,260	16,673	16,534	16,663

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(Unaudited)
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Net loss	$(553)	$(408)	$(1,285)	$(1,530)

Other comprehensive income:
Unrealized loss on investments	(1,446)	(1,881)	(4,597)	(1,881)

Comprehensive loss	$(1,999)	$(2,289)	$(5,882)	$(3,411)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months
	ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,285)	$(1,530)
Income from discontinued operations	285	604

Loss from continuing operations	(1,570)	(2,134)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	4
Charge for impaired investment	2	—
Cash provided by discontinued operations	343	595
Cash transferred from (to) discontinued operations	387	(138)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	146	247
Accounts payable	(1)	(25)
Accrued expenses and other current liabilities	(4)	(91)

Net cash used in operating activities	(697)	(1,542)

Cash flows from investing activities:
Decrease in restricted cash	—	2,818
Cash provided by discontinued operations	163	142
Other, net	19	16

Net cash provided by investing activities	182	2,976

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	2

Net increase (decrease) in cash and cash equivalents	(515)	1,436
Cash and cash equivalents, beginning of period	17,229	16,310

Cash and cash equivalents, end of period	$16,714	$17,746

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$57	$3

Supplemental non-cash investing activities:
Dividends paid in kind on redeemable preferred stock	$982	$943

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
The Company had one stock-based compensation plan at September 30, 2007, and two stock-based compensation plans at September 30, 2006. See Note 3.
At September 30, 2007, and December 31, 2006, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on January 1, 2007, did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
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
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2007, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
At September 30, 2007, and December 31, 2006, the Company had stockholders’ deficits of $13.4 million and $7.2 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company had a loss from continuing operations of $(1.6) million and $(2.1) million, respectively. The Company continues to incur losses in 2007 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of the stockholders’ deficit at December 31, 2006, significant losses from operations, lack of operating revenue, and pending legal actions, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
There were no stock options granted under either of the plans during the nine months ended September 30, 2007 or 2006.
The following summarizes the status of the Company’s stock options as of September 30, 2007, and changes for the nine months then ended:

		Weighted
		Exercise
	Shares	Price
Outstanding at the beginning of period	175,000	$4.40
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—

Outstanding at end of period	175,000	4.40

Options exercisable at end of period	175,000	$4.40

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable

The following table summarizes information about stock options outstanding at September 30, 2007:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$ 0.10	—	$1.99	75,000	5.60	$0.10	$21,750	75,000	$0.10	$21,750
$ 2.00	—	$5.38	60,000	1.74	4.81	—	60,000	4.81	—
$ 7.56	—	$8.81	20,000	1.99	8.19	—	20,000	8.19	—
$12.25	—	$15.50	20,000	0.49	15.50	—	20,000	15.50	—

$ 0.10	—	$15.50	175,000	3.28	$4.40		175,000	$4.40

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.39 on September 28, 2007 (as no closing price was available for September 30, 2007, or September 29, 2007).
4. Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. If necessary, the Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. At September 30, 2007, the Company’s elimination of its on-going promotions business operations was substantially complete.
Assets and liabilities related to discontinued operations at September 30, 2007, and December 31, 2006, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$—	$408
Restricted cash	—	168
Note receivable (Note 8)	26	—
Total current assets	26	576

Other assets	957	244

Assets from discontinued operations to be disposed of	$983	$820

Liabilities:
Accrued expenses and other current liabilities	$877	$820

Liabilities from discontinued operations	$877	$820

Net income from discontinued operations for the three and nine months ended September 30, 2007 and 2006, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	(1)	—	(16)	—
Gain on settlement (Note 8)	(79)	(74)	(233)	(599)
Impairment	—	—	—	13

Operating income	80	74	249	586

Interest income	11	16	36	45
Other expense	—	—	—	(27)

Net income from discontinued operations	$91	$90	$285	$604

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At September 30, 2007, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments totaling $4.6 million during the nine months ended September 30, 2007, which reduced the recorded value of the Company’s investment in Yucaipa AEC to $3.5 million. There were $1.9 million of such adjustments during nine months ended September 30, 2006.
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
At September 30, 2007, and December 31, 2006, the carrying values of other investments were $.1 million. These are presented as part of other assets in the consolidated balance sheets. During the nine months ended September 30, 2007, the Company recorded nominal investment income net of nominal impairments to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary.
While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.
6. Short-Term Borrowings
Restricted cash included within discontinued operations at September 30, 2007, and December 31, 2006, totaled $0 and $.2 million, respectively. The amount at December 31, 2006, consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit. There was no restricted cash within continuing operations at September 30, 2007 and December 31, 2006.
7. Earnings Per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common stockholders” and other related disclosures required by FASB Statement No. 128, “Earnings per Share,” (in thousands, except share and per share data):

	For the Three Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:

Loss from continuing operations	$(644)			$(498)
Preferred stock dividends	(333)			(320)

Loss from continuing operations available to common stockholders	$(977)	16,260,324	$(0.06)	$(818)	16,673,193	$(0.05)

Income from discontinued operations	$91	16,260,324	$0.01	$90	16,673,193	$0.01

Net loss	$(553)			$(408)
Preferred stock dividends	(333)			(320)

Net loss available to common stockholders	$(886)	16,260,324	$(0.05)	$(728)	16,673,193	$(0.04)

For the three months ended September 30, 2007 and 2006, 4,026,542 and 3,869,428 shares, respectively, on a converted basis of convertible preferred stock (see Note 9) were not included in the computation of diluted EPS, and 175,000 and 190,000 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

	For the Nine Months Ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:

Loss from continuing operations	$(1,570)			$(2,134)
Preferred stock dividends	(988)			(948)

Loss from continuing operations available to common stockholders	$(2,558)	16,534,058	$(0.16)	$(3,082)	16,662,570	$(0.19)

Income from discontinued operations	$285	16,534,058	$0.02	$604	16,662,570	$0.04

Net loss	$(1,285)			$(1,530)
Preferred stock dividends	(988)			(948)

Net loss available to common stockholders	$(2,273)	16,534,058	$(0.14)	$(2,478)	16,662,570	$(0.15)

For the nine months ended September 30, 2007 and 2006, 3,987,055 and 3,831,481 shares, respectively, on a converted basis of convertible preferred stock (see Note 9) were not included in the computation of diluted EPS, and 176,648 and 202,179 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
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
During the nine months ended September 30, 2007 and 2006, approximately $269,000 and $644,000, respectively, in payments were received by the Company pursuant to the New Subordinated Note. Such amounts, less imputed interest, are included in gain on settlement in Note 4. At September 30, 2007, an allowance was recorded for the balance of the New Subordinated Note (except for approximately $26,000 which had been collected subsequent to September 30, 2007) as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above.
9. Redeemable Preferred Stock
In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock (“preferred stock”) to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (4,066,808 and 3,947,203 shares as of September 30, 2007, and December 31, 2006, respectively).
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2007, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2007, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.

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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006
The Company generated no sales or gross profits during the three months ended September 30, 2007 and 2006.
General and administrative expenses totaled $.9 million during the three months ended September 30, 2007, compared to $.7 million during the same period in the prior year. The increase was primarily due to costs associated with the holding of the Company’s 2007 Annual Meeting of Stockholders on July 19, 2007.
Interest income totaled $.2 million during the three months ended September 30, 2007, and was slightly lower than in same period in the prior year. Interest income is earned on the Company’s cash bank balances. Although there were no material differences in the average interest rates during the period, the average cash balance was slightly lower during current period compared to the prior period.
The Company recorded nominal investment income during the three months ended September 30, 2007. There were no such amounts recorded during the same period of the prior year.
Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006
The Company generated no sales or gross profits during the nine months ended September 30, 2007 and 2006.
General and administrative expenses totaled $2.2 million during the nine months ended September 30, 2007, compared to $2.8 million during the same period in the prior year. The decrease was primarily due to lump sum payments totaling $.6 million made to certain directors upon termination of their services to the Company in accordance with their Executive Services Agreements and a reduction in labor costs associated with the co-chief executive officer leaving the Company, partially offset by costs associated with the holding of the Company’s 2007 Annual Meeting of Stockholders on July 19, 2007.
Interest income totaled $.6 million during the nine months ended September 30, 2007, and was slightly lower than in same period in the prior year. Interest income is earned on the Company’s cash bank balances. Although there were no material differences in the average interest rates during the period, the average cash balance was slightly lower during current period compared to the prior period.
The Company recorded a nominal investment impairment during the nine months ended September 30, 2007 and 2006, to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006
The Company generated no sales or gross profits during the three months ended September 30, 2007 and 2006.
General and administrative expenses totaled $(1,000) during the three months ended September 30, 2007, compared to $0 during the same period in the prior year. The decrease was primarily to due an adjustment to increase the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of $.1 million during the three months ended September 30, 2007 and 2006. These amounts represented payments received, net of imputed interest, related to the New Subordinated Note with Cyrk.
Interest income totaled $11,000 during the three months ended June 30, 2007, compared to $16,000 during the same period in the prior year. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk.
Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006
The Company generated no sales or gross profits during the nine months ended September 30, 2007 and 2006.
General and administrative expenses totaled $(16,000) during the nine months ended September 30, 2007, compared to $0 during the same period in the prior year. The decrease was primarily to due an adjustment to increase the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of $.2 million during the nine months ended September 30, 2007, compared to $.6 million during the same period in the prior year. These amounts represented payments received, net of imputed interest, related to the New Subordinated Note with Cyrk.
Interest income totaled $36,000 during the nine months ended September 30, 2007, compared to $45,000 during the same period in the prior year. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk.
Other expense of $27,000 during the nine months ended September 30, 2006, related to a loss on disposal of the Company’s remaining subsidiaries in Europe and Hong Kong.
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
Continuing Operations
Working capital from continuing operations was $16.2 million and $16.8 million at September 30, 2007, and December 31, 2006, respectively.
Net cash used in operating activities from continuing operations during the nine months ended September 30, 2007, totaled $1.4 million primarily due to a loss from continuing operations of $1.6 million partially offset by a change in working capital items.
Net cash used in operating activities from continuing operations during the nine months ended September 30, 2006, totaled $2.0 million primarily due to a loss from continuing operations of $2.1 million, partially offset by an increase in working capital items.
There was nominal cash provided by investing activities from continuing operations during the nine months ended September 30, 2007.
Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2006, totaled $2.8 million primarily due to the Company’s Indemnification Trust expiring by its own terms without any claims having been made and all funds held by the Trust plus accrued interest, less Trustee fees, totaling approximately $2.8 million being returned to the Company (see Note 8).
Cash flows from financing activities during the nine months ended September 30, 2006, totaled $2,000 due to the exercise of 20,000 stock options at $.10 per share. There were no cash flows from financing activities during the nine months ended September 30, 2007.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.9 million and $.2 million at September 30, 2007, and December 31, 2006, respectively.
Net cash provided by operating activities of discontinued operations during the nine months ended September 30, 2007, totaled $.7 million primarily due to $.3 million income from discontinued operations resulting from the gain associated with payments received on the New Subordinated Note from Cyrk (see Note 8) and $.4 million cash transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.
Net cash provided by operating activities of discontinued operations during the nine months ended September 30, 2006, totaled $.5 million primarily due to income from discontinued operations resulting from the gain associated with payments received on the New Subordinated Note from Cyrk (see Note 8).
Net cash provided by investing activities within discontinued operations during the nine months ended September 30, 2007, totaled $.2 million compared $.1 million during the same period of the prior year. Both amounts were primarily due to a decrease in restricted cash which was transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.

There were no financing activities within discontinued operations during the nine months ended September 30, 2007 and 2006.
Restricted cash included within discontinued operations at September 30, 2007, and December 31, 2006, totaled $0 and $.2 million, respectively. The amount at December 31, 2006, consisted of amounts deposited with lenders to satisfy the Company’s obligation pursuant to its outstanding standby letter of credit and was transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations.
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
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES: At September 30, 2007, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the Chief Executive Officer of the Company, and Greg Mays, the Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, the Principal Executive and Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were effective.
INTERNAL CONTROLS: Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, an action has been pending against Simon Marketing in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis for the diversion from seeding in Canada of high-level winning prizes in certain McDonald’s promotional games administered by Simon Marketing. The Company has entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company paid $650,000 Canadian ($554,512 US) to be used for costs, fees and expenses relating to the settlement with excess proceeds to be distributed to two charities. The settlement was approved by the Canadian Court by order dated September 25, 2007. Class members have until December 5, 2007, to opt out of the settlement.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Previously reported in Form 10-Q for the quarter ended June 30, 2007 filed on August 13, 2007.
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

Date: November 13, 2007	SIMON WORLDWIDE, INC.

/s/ J. ANTHONY KOUBA J. Anthony Kouba
Chief Executive Officer
(duly authorized signatory)