Form 10-K
period 2007-12-31
SIMON WORLDWIDE INC
filed 2008-03-28
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑

At June 30, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant was $6,816,285.

At March 24, 2008, 16,260,324 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

INDEX

PART I

Item 1.	Business

General

Prior to August 2001, the Company, incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The major client of the Company had been McDonald’s Corporation (“McDonald’s”), for which the Company’s Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing, and promotional retail items. Net sales to McDonald’s and Philip Morris, another significant client, accounted for 78% and 8%, respectively, of total net sales in 2001.

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2007, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2007, the Company had a stockholders’ deficit of $14.9 million. For the year ended December 31, 2007, the Company had a net loss of $1.8 million. The Company incurred losses within its continuing operations in 2007 and continues to incur losses in 2008 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders’ deficit at December 31, 2007, the Company’s significant loss from operations and lack of operating revenue, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2007, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by the Yucaipa Companies, a Los Angeles, California based investment firm, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC in turn principally holds an investment in the common stock of Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. Prior to 2005, this investment was in Alliance Entertainment Corp. (“Alliance”) which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge at the time of $10.0 million to write down this investment.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.

On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro-rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments totaling $5.2 million during 2007 which reduced the recorded value of the Company’s investment in Yucaipa AEC. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.

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

As previously reported on Form 8-K dated October 5, 2007, in September 2007 the Board appointed a Special Committee of independent directors to review the possible recapitalization of the Company which was approved by the stockholders as a non-binding stockholder proposal at the 2007 annual meeting of stockholders. In the proposed recapitalization, the outstanding preferred stock would be converted into shares of common stock equal to 70% of the shares outstanding following the recapitalization. The members of the Special Committee are Joseph Bartlett and Allan Brown.

1999 Equity Investment

In November 1999, Overseas Toys L.P., an affiliate of Yucaipa, invested $25 million into the Company in exchange for 25,000 shares of a new series A convertible preferred stock (initially convertible into 3,030,303 shares of Company common stock) and a warrant, which expired in November 2004, to purchase an additional 15,000 shares of series A convertible preferred stock (initially convertible into 1,666,667 shares of Company common stock). The net proceeds of $20.6 million from this transaction, which was approved by the Company’s stockholders, were used for general corporate purposes. Under its terms, the preferred stock has a preference upon liquidation and must be redeemed under certain circumstances, including a sale of the Company or change of control as defined therein. As of December 31, 2007, the amount of the liquidation preference, which is equal to the sum of the preferred stock outstanding plus accrued dividends, was

$33.9 million, and the redemption value, which is equal to the sum of the preferred stock outstanding plus accrued dividends multiplied by 101%, was $34.2 million. As of December 31, 2007, assuming conversion of all of the convertible preferred stock and accrued dividends, Overseas Toys L.P. would own approximately 20.1% of the then outstanding common stock.

In connection with the investment, the Company’s Board of Directors was increased to seven members and three designees of Yucaipa, including Yucaipa’s managing partner, Ronald W. Burkle, were elected to the Board of Directors and Mr. Burkle was elected chairman. Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick Brady, Allan Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak, Stanton and the trusts agreed to vote all of the shares beneficially held by them to elect the three members nominated by Yucaipa. Mr. Burkle and Erika Paulson, a Yucaipa representative on the Board of Directors, subsequently resigned from the Board of Directors in August 2001. On March 20, 2006, Yucaipa notified the Company that it was designating Ira Tochner and Erika Paulson to fill the vacancies which had been created by the August 2001 resignations and that it was further designating that Mr. Tochner be appointed chairman of the board, as it was entitled to do under the terms of its investment. On April 18, 2006, George Golleher, the third Yucaipa representative on the Board of Directors and former co-chief executive officer, resigned from the Board of Directors and Greg Mays, the Company’s chief financial officer, was designated by Yucaipa to fill the vacancy created Mr. Golleher’s resignation.

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

On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note, or the Confession Judgment. So long as Cyrk does not default on the New Subordinated Note, the Company has agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. In the event of a default by Cyrk of its obligations under the New Subordinated Note, there is no assurance that the Company will be successful in enforcing the Confession of Judgment. Through December 31, 2007, the Company has collected $1.1 million from Cyrk under the New Subordinated Note.

Item 1A.	Risk Factors

The following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the Company’s current year and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Uncertain Outlook

The Company no longer has any operating business. As a result of this fact, together with the stockholders’ deficit, the Company’s significant loss from operations and lack of operating revenue, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock described below. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful.

No assurances can be made that the holders of our capital stock will receive any distributions if the Company is wound up and liquidated or sold. The outstanding preferred stock has a liquidation preference over the common stock of $33.9 million, which includes accrued dividends. Also, upon a change of control of the Company, the holder of the outstanding preferred stock can cause the Company to redeem the preferred stock for 101% of the liquidation preference.

As previously reported on Form 8-K dated October 5, 2007, in September 2007 the Board appointed a Special Committee of independent directors to review the possible recapitalization of the Company which was approved by the stockholders as a non-binding stockholder proposal at the 2007 annual meeting of stockholders. In the proposed recapitalization, the outstanding preferred stock would be converted into shares of common stock equal to 70% of the shares outstanding following the recapitalization. The members of the Special Committee are Joseph Bartlett and Allan Brown.

Dependence on Key Personnel

We are dependent on several key personnel, including our directors. In light of our uncertain outlook, there is no assurance that our key personnel can be retained. The loss of the services of our key personnel would harm the Company. In addition, the Company has a limited number personnel. As such, this presents a challenge in maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002. If Section 404 compliance is not properly maintained, the Company’s internal control over financial reporting may be adversely affected.

Investments

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company’s investment portfolio totaled $3.0 million as of December 31, 2007.

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

In September 2007, the Company renewed a 12-month lease agreement for 2,600 square feet of office space in Los Angeles, California, with a monthly rent of approximately $4,700, into which the Company relocated its remaining scaled-down operations in 2004. For a summary of the Company’s minimum rental commitments under all non-cancelable operating leases as of December 31, 2007, see Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

As a result of the Jacobson embezzlement described above in Item 1. Business, numerous consumer class action and representative action lawsuits were filed in Illinois and multiple other jurisdictions nationwide and in Canada. All actions brought in the United States were eventually consolidated and the United States and Canadian cases settled, except for any plaintiff who opted out of such settlements. The opt-out periods have expired, and, to the Company’s knowledge, no one who has opted out of any of the aforesaid litigation has commenced any litigation against the Company.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP (“PWC”) and two other accounting firms, citing the accountants’ failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald’s promotional games. The complaint alleged that this failure allowed the misappropriation of certain of these high-value game pieces by

Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, sought unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. On March 14, 2007, the Court granted a Motion for Summary Judgment brought by PWC entering judgment in the matter in favor of PWC. The Company has appealed this ruling and is seeking to reinstate the lawsuit.

On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. (“HA-LO”), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. The Company has retained bankruptcy counsel to represent it in the matter and investigate facts surrounding the alleged payment. The Company has recorded a contingent loss liability of $.5 million related to this matter.

On November 19, 2007, the Company was served with a Summons and Complaint by Winthrop Resources Corporation alleging breach of contract in connection with a lease the Company had entered into for an enterprise inventory system. Following the sale of the CPG business as described above under Item 1. Business — 2001 Sale of Business, the bulk of the lease obligations were assumed by the new Cyrk entity, but a smaller portion relating to previously incurred consulting and installation services was retained by the Company. The Company made all monthly payments of $18,354 for the initial term, but Winthrop contends that the lease was automatically renewed after such initial term and consequently sued for breach of contract when no further monthly payments were made. The Company believes it has satisfied all its financial obligations to Winthrop and is defending the lawsuit on that basis. The lawsuit is in the early stages of discovery and it is difficult at this point to predict what the ultimate outcome will be for the Company. The complaint seeks damages in excess of $50,000. The Company believes the Winthrop claim is without merit.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2007		2006
	High	Low	High	Low

First quarter	$0.40	$0.28	$0.60	$0.22
Second quarter	0.45	0.31	0.60	0.30
Third quarter	0.50	0.35	0.42	0.30
Fourth quarter	0.41	0.31	0.38	0.25

As of March 12, 2008, the Company had approximately 406 holders of record of its common stock. The last reported sale price of the Company’s common stock on March 12, 2008, was $.35.

The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

During 2007, the Company did not repurchase any of its common stock.

Stock Performance Graph

The following graph assumes an investment of $100 on December 31, 2002, and compares changes thereafter through December 31, 2007, in the market price of the Company’s common stock with (1) the Nasdaq Composite Index (a broad market index) and (2) the Russell 2000 Index. The Russell 2000 Index was used in place of a published industry or line-of-business index because although the Company formerly had marketing services operations, the Company currently has no operating business. As such, a published industry or line-of-business index would not provide a meaningful comparison and the Company cannot reasonably identify a peer group. As an alternative, the Company used the Russell 2000 Index which represents a capitalization-weighted index designed to measure the performance of the 2,000 smallest publicly traded U.S. companies, in terms of market capitalization, that are part of the Russell 3000 Index. The Nasdaq Composite Index measures all Nasdaq domestic and international based common type stocks listed on The Nasdaq Stock Market and includes over 3,000 companies.

The performance of the indices is shown on a total return (dividend reinvestment) basis; however, the Company paid no dividends on its common stock during the period shown. The graph lines merely connect the beginning and ending of the measuring periods and do not reflect fluctuations between those dates.

Comparison of Cumulative Total Return

	Fiscal Year Ended
	2002	2003	2004	2005	2006	2007
SWWI	$100	$76	$165	$278	$367	$506

NASDAQ	100	150	163	165	181	199

Russell 2000	100	128	140	146	169	164

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information on the Company’s equity compensation plans.

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

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Selected income statement data:
Continuing operations:
Net sales	$—	$—	$—	$—	$—
Net loss	(2,093)	(2,625)	(2,684)	(3,625)	(5,270)
Loss per common share available to common shareholders — basic and diluted	(0.21)	(0.23)	(0.23)	(0.29)	(0.38)
Discontinued operations:
Net sales	—	—	—	—	—
Net income (loss)	312	707	(478)	24,261 (a)	(3,591)
Earnings (loss) per common share available to common shareholders — basic and diluted	0.02	0.04	(0.03)	1.46	(0.22)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Selected balance sheet data:
Cash and cash equivalents(b)	$16,134	$17,637	$16,473	$18,892	$10,065
Total assets	20,427	26,590	31,822	26,123	19,838
Redeemable preferred stock	33,696	32,381	31,118	29,904	28,737
Stockholders’ deficit	(14,868)	(7,236)	(841)	(7,749)	(27,213)

(a)	In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13,000 and due to the elimination of liabilities associated with the settlement of approximately $12,000, the Company recorded a gain of approximately $25,000.

(b)	Includes only non-restricted cash and cash included in discontinued operations in the balance sheets of $408 and $163 as of December 31, 2006 and 2005, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2007, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2007, the Company had a stockholders’ deficit of $14.9 million. For the year ended December 31, 2007, the Company had a net loss of $1.8 million. The Company incurred losses within its continuing operations in 2007 and continues to incur losses in 2008 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders’ deficit at December 31, 2007, the Company’s significant loss from operations and lack of operating revenue, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As previously reported on Form 8-K dated October 5, 2007, in September 2007 the Board appointed a Special Committee of independent directors to review the possible recapitalization of the Company which was approved by the stockholders as a non-binding stockholder proposal at the 2007 annual meeting of stockholders. In the proposed recapitalization, the outstanding preferred stock would be converted into shares of common stock equal to 70% of the shares outstanding following the recapitalization. The members of the Special Committee are Joseph Bartlett and Allan Brown.

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

Management applies the following critical accounting policies in the preparation of the Company’s consolidated financial statements:

Long-Term Investments

In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company had invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions, and other economic factors. The carrying value of the Company’s investment portfolio totaled $3.0 million as of December 31, 2007.

Investments are designated as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standard No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income (loss) component of stockholders’ deficit. Other investments, for which there are no readily available market values, are accounted for under the cost method and carried at the lower of cost or estimated fair value. The Company assesses on a periodic basis whether declines in fair value of investments below their amortized cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. During 2007, 2006 and 2005, the Company recorded investment impairments of approximately $2,000, $16,000 and $.2 million, respectively, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

At December 31, 2007, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by the Yucaipa Companies, a Los Angeles, California based investment firm, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC in turn principally holds an investment in the common stock of Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services for retailers. Prior to 2005, this investment was in Alliance Entertainment Corp. (“Alliance”) which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

The Company’s accounting policy for long-term investments is considered critical because long-term investments represent the Company’s most material asset other than cash. The Company’s review for impairment relies heavily on its ability to project future cash flows related to its cost basis investments. Because these investments are in a portfolio of primarily privately held companies, readily determinable market values are not available. Consequently, the Company must use its judgment in determining the related values of these investments by considering current results, trends and future prospects, capital market conditions, and other economic factors. The Company accounts for its investment in Yucaipa AEC Associates using the equity method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-16, “Accounting Investments in Limited Liability Companies.”

On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro-rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments during 2007 which reduced the recorded value of the Company’s investment in Yucaipa AEC totaling $5.2 million. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.

While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

During 2007, the Company recorded a nominal investment impairment to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

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

On November 19, 2007, the Company was served with a Summons and Complaint by Winthrop Resources Corporation alleging breach of contract in connection with a lease the Company had entered into for an enterprise inventory system. Following the sale of the CPG business as described above under Item 1. Business — 2001 Sale of Business, the bulk of the lease obligations were assumed by the new Cyrk entity, but a smaller portion relating to previously incurred consulting and installation services was retained by the Company. The Company made all monthly payments of $18,354 for the initial term, but Winthrop contends that the lease was automatically renewed after such initial term and consequently sued for breach of contract when no further monthly payments were made. The Company believes it has satisfied all its financial obligations to Winthrop and is defending the lawsuit on that basis. The lawsuit is in the early stages of discovery and it is difficult at this point to predict what the ultimate outcome will be for the Company. The complaint seeks damages in excess of $50,000. The Company believes the Winthrop claim is without merit. Accordingly, no contingent loss liability has been recorded in connection with this case.

On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. (“HA-LO”), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. Based on an assessment by management, during the three months ended September 30, 2005, the Company recorded a contingent loss liability of $.5 million related to this matter. Such contingent loss liability remains on the Company’s balance sheet at December 31, 2007.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses, based on undiscounted cash flows, if there has been an impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing the estimated fair value with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,”

which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on January 1, 2007, did not have a material effect on the Company’s consolidated statements of financial position or results of operations.

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

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, are not expected to have a material effect on the Company’s consolidated statements of financial position or results of operations. The Company does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position and results of operations when they become effective on January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses in earnings on items for which the fair value option has been elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated statements of financial position and results of operations when it becomes effective in 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141® Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009, for all acquisitions. The Company is currently assessing the impact, if any, of SFAS 141R on its consolidated financial statements .

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will be effective for the Company’s 2009 fiscal year. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

Significant Contractual Obligations

The following table includes certain significant contractual obligations of the Company at December 31, 2007:

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Operating leases(a)	$42	$42	$—	$—	$—

(a)	Payments for operating leases are recognized as an expense in the consolidated statement of operations on a straight-line basis over the term of the lease.

Other Commercial Commitments

The following table includes certain commercial commitments of the Company at December 31, 2007:

	Total
	Committed at
	December 31,	Total Committed at end of
	2007	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
	(In thousands)

Standby letters of credit	$35	$35	$35	$35	$35	$35	$35

The amount committed at December 31, 2007, relates to a letter of credit provided by the Company to support the Company’s periodic payroll tax obligations.

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

Continuing Operations

2007 Compared to 2006

There were no revenues during 2007 and 2006.

General and administrative expenses totaled $2.9 million in 2007 compared to $3.5 million in 2006. The decrease was primarily due to lump sum payments totaling $.6 million made in 2006 to certain directors upon termination of their services to the Company in accordance with their Executive Services Agreements and a reduction in labor costs associated with the co-chief executive officer leaving the Company, partially offset by costs associated with the holding of the Company’s 2007 Annual Meeting of Stockholders on July 19, 2007. Changes in general and administrative expenses going forward are dependent on the outcome of the various alternative courses of action for the Company being considered by the Board of Directors, which include possibly acquiring or combining with one or more operating businesses. The Board has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful. Accordingly, the Company cannot predict changes in general and administrative expenses going forward.

Interest income totaled $.8 million in 2007 compared to $.9 million in 2006. The decrease is primarily related a decrease in the average fed funds rate, to which the Company’s largest cash account in indexed, as well as a decrease in the average unrestricted cash balance due to the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

The Company recorded an investment gain during 2007 of approximately $3,000, net of a nominal investment impairment of approximately $2,000. During 2006, the Company recorded an investment impairment of approximately $16,000. The investment impairments were recorded to adjust the recorded value of its investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expected from such investments.

Redeemable preferred stock dividends totaled $1.32 million in 2007 compared to $1.27 million in 2006. Dividends are paid in additional shares of preferred stock, and accordingly, any subsequent year’s dividend will be based on a larger amount of preferred stock outstanding. Thus, each year’s dividend increases at an annual rate of 4%, compounded quarterly, in accordance with the terms of the preferred stock.

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

The Company recorded investment impairments during 2006 and 2005 of approximately $16,000 and $.2 million, respectively, to adjust the recorded value of its investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expected from such investments.

Redeemable preferred stock dividends totaled $1.27 million in 2006 compared to $1.22 million in 2005.

Discontinued Operations

2007 Compared to 2006

There were no revenues or gross profit during 2007 and 2006. In addition, there were approximately $47,000 of general and administrative expenses during 2007 which related to adjustments to decrease the recorded value of a cash surrender value related asset. As the Company completed the liquidation of the Company’s subsidiaries in Europe and Hong Kong, during the first quarter of 2006, there were no general and administrative expenses during 2006.

The Company recorded a gain on settlement of approximately $.3 million during 2007 compared to $.7 million during 2006. These amounts represented collections, net of imputed interest of approximately $45,000 during 2007 and $60,000 during 2006, related to the New Subordinated Note with Cyrk.

Other income (expense) was $0 during 2007 and $(27,000) during 2006. The amount for 2006 related to a loss on disposal of the Company’s remaining subsidiaries in Europe and Hong Kong.

Interest income totaled approximately $45,000 during 2007 and approximately $59,000 during 2006. These amounts relate to imputed interest income earned on the New Subordinated Note with Cyrk. As the Company receives payments, a greater portion of such payment is allocated to principal and a lesser portion of such payment is allocated to interest which accounts for the decrease in interest income from 2006 to 2007.

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

Interest income totaled approximately $59,000 during 2006 and $0 during 2005. The 2006 amount relates to imputed interest income earned on the New Subordinated Note with Cyrk. As the New Subordinated Note with Cyrk began in 2006, there was no interest income in 2005.

Liquidity and Capital Resources

The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company’s cash position. As a result of the stockholders’ deficit at December 31, 2007, the Company’s significant loss from operations and lack of operating revenue, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred losses within its continuing operations in 2007 and continues to incur losses in 2008 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income within its continuing operations, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments, and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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

Continuing Operations

Working capital attributable to continuing operations at December 31, 2007 and 2006 was $15.7 million and $16.8 million, respectively.

Net cash used in operating activities from continuing operations during 2007 totaled $2.1 million, primarily due to a loss from continuing operations resulting from the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004 of $13 million, after attorney’s fees, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In addition, the Company does not expect any significant capital expenditures in the foreseeable future.

Net cash used in operating activities from continuing operations during 2006 totaled $2.6 million, primarily due to a loss from continuing operations resulting from the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters.

Net cash used in operating activities from continuing operations during 2005 totaled $2.5 million, primarily due to a loss from continuing operations of $2.7 million resulting from the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters, partially offset by a investment impairment charge of $.2 million.

There was nominal cash provided by investing activities during 2007.

Net cash provided by investing activities during 2006 totaled $2.8 million primarily due to a decrease in restricted cash resulting from the Company’s Indemnification Trust, described below, expiring during 2006 by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.

Net cash provided by investing activities during 2005 totaled $.2 million, primarily due to a decrease in restricted cash.

There were no financing cash flows within continuing operations during 2007, 2006, and 2005.

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

There was no restricted cash included within continuing operations at December 31, 2007 and 2006. There was, however, restricted cash amounts included within discontinued operations of $0 and $.2 million at December 31, 2007 and 2006, respectively.

Discontinued Operations

Working capital deficit attributable to discontinued operations at December 31, 2007 and 2006, was $.9 million and $.2 million, respectively.

Net cash provided by operating activities within discontinued operations during 2007 totaled $.4 million primarily due to cash received pursuant to the New Subordinated Note with Cyrk. In addition, there was $.4 million transferred from discontinued operations to continuing operations as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations.

Net cash provided by operating activities within discontinued operations during 2006 totaled $.7 million primarily due to cash received pursuant to the New Subordinated Note with Cyrk. In addition, there was $.3 million transferred to discontinued operations from continuing operations as discontinued operations required additional assets from discontinued operations to cover liabilities from discontinued operations.

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

Cash provided by investing activities of discontinued operations totaled $.2 million, $.2 million, and $2.4 million during 2007, 2006 and 2005, respectively, primarily due to reductions in restricted cash.

There were no financing activities of discontinued operations during 2007, 2006, and 2005.

As of December 31, 2004, the Company had approximately $3.0 million in outstanding letters of credit with various expiration dates through August 2007, which primarily consisted of letters of credit provided by the Company to support Cyrk’s and the Company’s obligations to Winthrop Resources Corporation. These letters of credit were secured, in part, by $2.5 million of restricted cash of the Company. The Company’s letter of credit which supported Cyrk’s obligations to Winthrop was also secured, in part, by a $500,000 letter of credit provided by Cyrk for the benefit of the Company. Cyrk had agreed to indemnify the Company if Winthrop made any draw under the letter of credit which supported Cyrk’s obligations to Winthrop. In the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties, and that it could not continue to discharge its obligations to Winthrop which were secured by the Company’s letter of credit. In the event of default, Winthrop had the right to draw upon the Company’s letter of credit. As a result of the foregoing facts, the Company recorded a charge in 2003 of $2.8 million with respect to the liability arising from the Winthrop lease. Such charge was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. During the fourth quarter of 2005, Winthrop drew down the $1.6 million balance of the Company’s letter of credit due to Cyrk’s default on its obligations to Winthrop. See “2001 Sale of Business” in Item 1. Business.

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

Restricted cash included within discontinued operations at December 31, 2007 and 2006, totaled $0 and $.2 million, respectively. The amount at December 31, 2006, consisted of amounts deposited with lenders to satisfy the Company’s obligations pursuant to its outstanding standby letters of credit. There was no restricted cash included within continuing operations at December 31, 2007 and 2006.

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

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Inapplicable.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the principal executive officer of the Company, and Greg Mays, the principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.

Report of Management on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change as circumstances change.

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2007, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the Company’s fourth fiscal quarter and since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Pursuant to a Voting Agreement, dated September 1, 1999, among Yucaipa, Patrick D. Brady, Allan I. Brown, Gregory Shlopak, the Shlopak Foundation, Cyrk International Foundation, and the Eric Stanton Self-Declaration of Revocable Trust, each of Messrs. Brady, Brown, Shlopak, Stanton and the trusts agreed to vote all of the shares beneficially held by them to elect the three Directors nominated by Yucaipa. On November 10, 1999, Ronald W. Burkle, George G. Golleher, and Richard Wolpert were the three Yucaipa nominees elected to the Company’s Board of Directors, of which Mr. Burkle became Chairman. Mr. Wolpert resigned from the Board of Directors on February 7, 2000. Thereafter, Yucaipa requested that Erika Paulson be named as its third designee to the Board of Directors and on May 25, 2000, Ms. Paulson was elected to fill the vacancy created by Mr. Wolpert’s resignation. On June 15, 2001, Patrick D. Brady resigned from the Board of Directors. On August 24, 2001, Mr. Burkle and Ms. Paulson resigned from the Board of Directors. On May 25, 2004, Greg Mays was elected to the Board to fill the vacancy which had been created by Mr. Brady’s resignation. In a letter dated March 20, 2006, Yucaipa notified the Company that it was designating Ira Tochner and Erika Paulson to fill the vacancies which had been created by the August 2001 resignations and that it was further designating that Mr. Tochner be appointed chairman of the board, as it was entitled to do under the terms of its investment.

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

On March 27, 2006, Terrence Wallock, the Company’s acting general counsel, was elected to the Board of Directors to fill the vacancy created by Mr. Mays’ resignation. For further information, see “Business History of Directors and Executive Officers” below.

The following table sets forth the names and ages of the Directors, the years in which each individual has served as a director:

			Year Term
Name	Age	Class	Expires	Service as Director

Joseph W. Bartlett	74	I	2009	1993 to present
Allan I. Brown	67	I	2009	1999 to present
Joseph Anthony Kouba	60	III	2008	1997 to present
Greg Mays	61	II	2010	2004 to present
Erika Paulson	34	II	2010	2006 to present 1999 to 2001
Ira Tochner	46	II	2010	2006 to present
Terrence Wallock	63	III	2008	2006 to present

The Company held its 2007 Annual Meeting of Stockholders on July 19, 2007, at which two Class I directors were elected to serve for two-year terms, three Class II directors were elected to serve for three-year terms, and two Class III directors were elected to serve for one-year terms.

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

Business History of Directors and Executive Officers

Mr. Bartlett is engaged in the private practice of law as of counsel to the law firm of Sonnenschein Nath & Rosenthal LLP. From 2003 through January 2008, he was of counsel to the law firm of Fish & Richardson, P.C. From 1996 through 2002, he was a partner in the law firm of Morrison & Foerster LLP. He was a partner in the law firm of Mayer, Brown & Platt from July 1991 until March 1996. From 1969 until November 1990, Mr. Bartlett was a partner of, and from November 1990 until June 1991 he was of counsel to, the law firm of Gaston & Snow. Mr. Bartlett served as Under Secretary of the United States Department of Commerce from 1967 to 1968 and as law clerk to the Chief Justice of the United States in 1960.

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

Mr. Mays is a consultant and private investor. He has served as the Company’s chief financial officer since May 2003. Throughout his career, Mr. Mays has held numerous executive and financial positions, most recently as chairman of the board of Wild Oats Markets, Inc. from July 2006 to August 2007. Mr. Mays also served as executive vice president-finance and administration of Ralphs Grocery Company from 1995 to 1999. Mr. Mays also serves on the Board of Directors of Source Interlink Companies, Inc. and The Great Atlantic & Pacific Tea Company, Inc.

Ms. Paulson is a partner of Yucaipa, which she joined in 1997. Prior to joining Yucaipa, Ms. Paulson served from August 1995 to July 1997 as a member of the corporate finance division at Bear, Stearns & Co., Inc.

Mr. Tochner is a partner at Yucaipa. Prior to joining Yucaipa in 1990, Mr. Tochner was a manager in the audit division of Arthur Andersen & Co. He is also a director of TDS Logistics, Inc., Ceiva Logic, Inc., and Aloha Airlines.

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

The Company’s ongoing operations are managed by Mr. Kouba, who has served as chief executive officer since May 2003, in consultation with Mr. Mays as Principal Financial Officer and Mr. Wallock, the Company’s acting general counsel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock on an as-converted basis (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2007 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2007.

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

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The principal responsibilities of the Compensation Committee are:

•	to discharge the Board’s responsibilities relating to the compensation of the Company’s directors, officers and key employees;

•	to be responsible for the administration of the Company’s incentive compensation and stock plans;

•	to be responsible for the review and recommendation to the Board of the Company’s Compensation Discussion and Analysis; and

•	to be responsible for the production of an annual report on executive compensation for inclusion in the Company’s proxy statement or Form 10-K, as applicable.

During 2007, the Compensation Committee met one time. At this meeting, discussion focused on the review of the Company’s compensation structure for non-employee directors by Pearl Meyer & Partners which was engaged by the Company to perform such review. Pearl Meyer was not engaged to review compensation paid to the Company’s executive officers and, accordingly, did not provide advice on that topic. Based on the review undertaken by Pearl Meyer, and in consideration of the role of the Board of the Company, particularly the fact that it has also operated as a management committee for the Company, the Board considered it appropriate to leave the compensation structure for directors unchanged. The Compensation Committee also considered all compensation paid to management, including the Chief Executive Officer and concluded that, in consideration of the efforts needed in reviewing future transactions and other matters currently facing the Company, current compensation levels were appropriate.

Compensation Philosophy and Objectives

The Compensation Committee has tried to structure compensation to:

•	provide competitive compensation that will attract and retain qualified officers and key employees;

•	reward officers and key employees for their contributions to the Company; and

•	align officers’ and key employees’ interests with the interests of shareholders.

The Compensation Committee endeavors to achieve these objectives while at the same time providing for administrative costs to be as low as possible.

Setting Executive Compensation

The Company did not make any change to the compensation arrangements existing prior to the beginning of 2007 for the Company’s executive officers, as the Compensation Committee determined that the existing arrangements were structured to achieve the key objectives outlined above, which the Compensation Committee believes will ultimately enhance shareholder value.

The Compensation Committee considered various factors in determining the amount of compensation, including wind-down of the Company’s former promotions business operations, additional responsibilities and potential liabilities assumed resulting from the Sarbanes-Oxley Act of 2002, the completion of projects critical to the Company’s long-term success, and the Company’s need to retain experienced executives, knowledgeable about the Company for ongoing administration as well as future opportunities. These factors, however, were not assigned individual mathematical weights when the Compensation Committee made such determinations, and therefore, such determinations were based on the Compensation Committee’s judgment as to what is reasonable and appropriate. While the Compensation Committee considered general market trends in setting compensation levels under the Executive Services Agreements, it did not benchmark compensation levels to specific companies.

2007 Executive Compensation Components

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

The Company has historically made equity awards to its directors and executive officers, though did not make any such awards in 2007 as the Compensation Committee believed that the key objectives of compensation outlined above were more appropriately satisfied by cash compensation, paid currently, pending a refocus of the Company’s business. Previously, awards were made pursuant to the terms of the Company’s 1993 Omnibus Stock Plan, which expired by its terms in 2003, and pursuant to the terms of the Company’s 1997 Acquisition Stock Plan, which expired by its terms on April 4, 2007, although there are no outstanding awards granted under that plan. The Company does not have any program, plan, or practice of timing option grants to its executives in coordination with the release of material non-public information and did not have any such program, plan, or practice during 2007.

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

Nonqualified Deferred Compensation:

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the Company does not have any nonqualified deferred compensation arrangements, the Company will continue to monitor these regulations in order to be in compliance should it, in the future, elect to make payments of nonqualified deferred compensation.

Accounting for Stock-Based Compensation:

Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R), “Share-based Payment.”

Summary Compensation Table

The following table sets forth the compensation the Company paid or earned by individuals who have served as principal executive officer or principal financial officer during the year. The Company has no other executive officers. During 2007 and 2006, there were no bonuses, stock awards, option awards, non-equity incentive plan compensation, pension earnings, or non-qualified deferred compensation earnings.

			(b)
		(a)	All Other
Name and Principal Position	Year	Salary	Compensation		Total

J. Anthony Kouba	2007	$350,000	$78,000	(c)	$428,000
Chief Executive Officer and Director	2006	350,000	88,000	(d)	438,000

Greg Mays	2007	210,000	66,000	(e)	276,000
Chief Financial Officer and Director	2006	210,000	289,467	(f)	499,467

(a)	All cash compensation received by each individual in their capacity as an executive officer consists of salary.

(b)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted for all of the individuals in the table because the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(c)	Amount consists of $50,000 for board retainer and $28,000 for board meeting fees.

(d)	Amount consists of $50,000 for board retainer and $38,000 for board meeting fees.

(e)	Amount consists of $50,000 for board retainer and $16,000 for board meeting fees.

(f)	Consists of $210,000 for severance paid for termination of 2003 Executive Services Agreement, $48,077 for board retainer, $26,000 for board meeting fees, and $5,390 for other accrued compensation paid. The Company and Mr. Mays subsequently entered into a new agreement in March 2006 which provided for the same annual salary and is terminable by either party upon 90 days notice.

Grants of Plan-Based Awards

There were no grants of equity or non-equity plan-based awards during the last fiscal year.

Executive Services Agreements with Officers

In May 2003, the Company entered into Executive Services Agreements with Messrs. Kouba and Mays. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements provide for compensation at the rate of $6,731 per week to Messrs. Kouba and $4,040 per week to Mr. Mays. Additional hourly compensation is provided after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. As of December 31, 2007, no such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for mutual releases upon termination. Health benefits provided during 2007 by the Company to Messrs. Kouba and Mays were $18,912 and $34,400, respectively. By amendments dated May 3, 2004, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. Under the amendments health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made. The Company entered into a new Executive Services Agreement with Mr. Mays on March 27, 2006, upon termination of his prior agreement. As detailed below under the heading “Post-Employment Compensation,” the New Executive Services Agreement to which Mr. Mays is party does not provide for any payments to Mr. Mays in the event of voluntary termination by Mr. Mays and only 90 days payment to Mr. Mays in the event of involuntary termination.

Outstanding Equity Awards at Fiscal Year-End

The following table includes information relating to the value of all unexercised options previously awarded to the executive officers named above as of December 31, 2007. In addition, there were no unexercisable options, unearned options, or stock awards outstanding as of December 31, 2007.

	Option Awards
	Number of Securities	Option	Option
	Underlying Unexercised	Exercise	Expiration
Name	Options Exercisable	Price	Date

J. Anthony Kouba	5,000	$15.50	03/31/08
Chief Executive Officer and Director	20,000	5.38	02/23/09
	5,000	7.56	03/31/09
	5,000	8.81	03/31/10
	5,000	2.00	03/30/11
	20,000	0.10	05/09/13
Greg Mays	10,000	0.10	05/09/13
Chief Financial Officer and Director

Option Exercises and Stock Vested

There were no options exercised by the executive officers named above during the year ended December 31, 2007. In addition, the Company did not made any stock awards and there was no vesting of stock awards during 2007.

Post-Employment Compensation

The Company does not have any pension plans or non-qualified deferred compensation arrangements.

As described in the “Executive Services Agreements with Officers” section above, the Agreements with the executives call for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. As detailed below, the New Executive Services Agreement to which Mr. Mays is party is more limited in its severance payments.

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

Health Insurance Benefits:

In the event of voluntary or involuntary termination or a change in control, Mr. Kouba and Mr. Mays would be entitled to health insurance benefits at substantially the same benefit level as provided during employment in the approximate amounts of $28,368 and $53,412, respectively, paid in monthly installments over an 18-month period.

Directors’ Compensation

The following table provides compensation information for 2007 for each member of our Board of Directors except for board members already disclosed in the Summary Compensation table above. Also during 2007, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, non-qualified deferred compensation earnings, or other compensation:

	Fees
	Earned
	or Paid
Name	in Cash(a)		Total

Joseph Bartlett	$112,500	(b)	$112,500
Allan Brown	107,500	(c)	107,500
Erika Paulson	62,000	(d)	62,000
Ira Tochner	64,000	(e)	64,000
Terry Wallock	66,000	(f)	66,000

(a)	Directors are paid an annual retainer of $50,000. Directors also receive a fee of $2,000 for each Board of Directors, Audit and Compensation Committee meeting attended. The chairmen of the Audit and the Compensation Committees also receive annual retainers of $7,500 and $5,000, respectively, plus an additional $500 for each committee meeting they chair.

(b)	Amount consists of $50,000 for board retainer, $33,000 for board meeting fees, $12,000 in other board fees, $7,500 for Audit Committee chair fee, and $10,000 as a fee for serving as member of the Special Committee described under Item 1. Business — General. Mr. Bartlett held 80,000 stock options, all of which were vested, at December 31, 2007.

(c)	Amount consists of $50,000 for board retainer, $30,500 for board meeting fees, $12,000 in other board fees, $5,000 for Compensation Committee chair fee, and $10,000 as a fee for serving as member of the Special Committee described under Item 1. Business — General. Mr. Brown held 20,000 stock options, all of which were vested, at December 31, 2007.

(d)	Amount consists of $50,000 for board retainer and $12,000 for board meeting fees.

(e)	Amount consists of $50,000 for board retainer and $14,000 for board meeting fees.

(f)	Amount consists of $50,000 for board retainer and $16,000 for board meeting fees. Mr. Wallock held 5,000 stock options, all of which were vested, at December 31, 2007.

As indicated above, the Company engaged Pearl Meyer & Partners to review market practices and make general recommendations with respect to non-employee director compensation. In undertaking this review, Pearl Meyer reviewed a range of companies across multiple business sectors with market capitalizations of between $50 million and $150 million. The Compensation Committee considered the general findings made by Pearl Meyer and considered the nature of the duties performed by the Company’s non-employee directors and the challenges faced by the Company. Based on a consideration of these factors, the Compensation Committee concluded that it would leave in place the existing compensation structure for its directors. The Compensation Committee believes that the existing compensation structure is needed to retain qualified advisors to the Company, ultimately enhancing shareholder value, while at the same time providing for administrative costs to be as low as possible.

Executive Services Agreements with Directors

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, and Wallock. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2007, $20,000 of such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr. Wallock, May 27, 2006, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. Under the amendments health benefits are to be provided at the expense of the Company for up to an 18-month period following termination of services.

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

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2007 Form 10-K. Based on such reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of the Company’s common stock at March 12, 2008. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company’s common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock:

	Number of Shares
Name and Address	of Common Stock	Percentage of
of Beneficial Owner(a)	Beneficially Owned	Class

Yucaipa and affiliates(b)(c) Overseas Toys, L.P. OA3, LLC Multi-Accounts, LLC Ronald W. Burkle	4,125,234	20.2%
Everest Special Situations Fund L.P.(d)(e) Maoz Everest Fund Management Ltd. Elchanan Maoz Platinum House 21 H’ arba’ a Street Tel Aviv 64739 Israel	2,411,101	14.8%
Patrick D. Brady(d)	1,187,414	7.3%
Hazelton Capital Limited(d)(e) 28 Hazelton Avenue Toronto, Ontario Canada M5R 2E2	1,130,537	7.0%
Eric Stanton(d)(f) 39 Gloucester Road 6th Floor Wanchai Hong Kong	1,123,023	6.9%
Gregory P. Shlopak(d)(g) 63 Main Street Gloucester, MA 01930	1,064,900	6.5%
H. Ty Warner(d) P.O. Box 5377 Oak Brook, IL 60522	975,610	6.0%

(a)	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 12, 2008, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock including the conversion of the series A preferred stock.

(b)	Represents shares of common stock issuable upon conversion of 34,033 shares of outstanding series A preferred stock. Percentage based on common stock outstanding, plus all such convertible shares. Overseas Toys, L.P. is an affiliate of Yucaipa and is the holder of record of all the outstanding shares of series A preferred stock. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

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

(c)	Based on 20,385,558 shares of common stock outstanding and issuable upon conversion of 34,033 shares of outstanding series A preferred stock and accrued dividends as of March 12, 2008.

(d)	Based on 16,260,324 shares of common stock outstanding as of March 12, 2008.

(e)	The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.

(f)	Eric Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,123,023 shares. Mr. Stanton, as trustee of the Eric Stanton Self-Declaration of Revocable Trust, is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa and Patrick D. Brady, Allan I. Brown, Gregory P. Shlopak, the Shlopak Foundation Trust, and the Cyrk International Foundation Trust pursuant to which Messrs. Brady, Brown, Shlopak, and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company’s Board of Directors. Mr. Stanton expressly disclaims beneficial ownership of any shares except for the 1,123,023 shares as to which he possesses sole voting and dispositive power.

(g)	The information concerning this holder is based solely on information contained in filings Mr. Shlopak has made with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended. Includes 84,401 shares held by a private charitable foundation as to which Mr. Shlopak, as trustee, has sole voting and dispositive power. Mr. Shlopak is a party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick D. Brady, Allan I. Brown, the Shlopak Foundation, Cyrk International Foundation, and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak, and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company’s Board of Directors. Mr. Shlopak expressly disclaims beneficial ownership of any shares except for the 1,064,900 shares as to which he possesses sole voting and dispositive power.

Security Ownership of Management

The following table sets forth information at March 12, 2008, regarding the beneficial ownership of the Company’s common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of March 12, 2008) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company’s directors and persons performing the roles of executive officers as a group:

	Number of Shares
Name and Address	of Common Stock	Percentage of
Of Beneficial Owner(a)	Beneficially Owned	Class(b)

Allan I. Brown(c)	1,133,023	7.0%
Joseph W. Bartlett(d)	80,000		*
J. Anthony Kouba(e)	60,000		*
Greg Mays(f)	10,000		*
Erika Paulson	—	—
Ira Tochner	—	—
Terrence Wallock(g)	5,000		*
All directors and executive officers as a group (7 persons)(h)	1,288,023	7.9%

*	Represents less than 1%

(a)	The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 5200 W. Century Boulevard, Suite 420, Los Angeles, California, 90045. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 12, 2008, through the exercise of any option, warrant or other right including the conversion of the series A preferred stock. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights including the conversion of the series A preferred stock into shares of common stock.

(b)	Based on 16,260,324 shares of common stock outstanding as of March 12, 2008, which does not include the dilutive effect of the convertible preferred stock.

(c)	Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days of March 12, 2008. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares of common stock. Mr. Brown is party to a Voting Agreement, dated September 1, 1999, with Yucaipa, Patrick D. Brady, Gregory P. Shlopak, the Shlopak Foundation, Cyrk International Foundation, and the Eric Stanton Self-Declaration of Revocable Trust, pursuant to which Messrs. Brady, Brown, Shlopak, and Stanton and the trusts have agreed to vote in favor of certain nominees of Yucaipa to the Company’s Board of Directors. Mr. Brown expressly disclaims beneficial ownership of any shares except for the 1,133,023 shares as to which he possesses sole voting and dispositive power.

(d)	The 80,000 shares are issuable pursuant to stock options exercisable within 60 days of March 12, 2008.

(e)	The 60,000 shares are issuable pursuant to stock options exercisable within 60 days of March 12, 2008.

(f)	The 10,000 shares are issuable pursuant to stock options exercisable within 60 days of March 12, 2008.

(g)	The 5,000 shares are issuable pursuant to stock options exercisable within 60 days of March 12, 2008.

(h)	Includes a total of 175,000 stock options exercisable within 60 days of March 12, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007, regarding the Company’s 1993 Omnibus Stock Plan (the “1993 Plan”) and 1997 Acquisition Stock Plan (the “1997 Plan”). The Company’s stockholders previously approved the 1993 Plan and the 1997 Plan and all amendments that were subject to stockholder approval. As of December 31, 2007, options to purchase 175,000 shares of common stock were outstanding under the 1993 Plan and no options were outstanding under the 1997 Plan. The Company’s 1993 Employee Stock Purchase Plan was terminated effective December 31, 2001, and no shares of the Company’s common stock are issuable under that plan. The 1993 Plan expired in May 2003, except as to options outstanding under the 1993 Plan. The 1997 Plan expired April 4, 2007, with no options outstanding.

Number of Shares
of Common Stock
	Number of Shares		Available for
	of Common Stock	Weighted-	Future Issuance
	to be Issued Upon	Average	(excluding those
	Exercise of	Exercise Price	in first column)
	Outstanding Stock	of Outstanding	Under the Stock
	Options	Stock Options	Option Plans

Plans Approved by Stockholders	175,000	$4.40 per share	None
Plans Not Approved by Stockholders	Not applicable	Not applicable	Not applicable
Total	175,000	$4.40 per share	None

Item 13.	Certain Relationships, Related Transactions and Director Independence

The Board of Directors has determined that Messrs. Bartlett, Brown and Tochner and Ms. Paulson are “independent” directors, meeting all applicable independence standards promulgated by the Securities and

Exchange Commission (“SEC”), including Rule 10A-3(b)(1) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the National Association of Securities Dealers, Inc. (“NASD”). In making this determination, the Board of Directors affirmatively determined that none of such directors has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Kouba, Mays and Wallock are not independent directors under the independence standards promulgated by the SEC and NASD.

Item 14.	Principal Accounting Fees and Services

The following table presents fees, including reimbursement for expenses, for professional services rendered by BDO Seidman, LLP, the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2006:

	Fiscal Year
	2007	2006
	(In thousands)

Audit fees(a)	$131	$119
Audit-related fees(b)	—	—
Tax fees(c)	35	40
All other fees(d)	—	—

Total	$166	$159

(a)	Audit fees are related to the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements and services normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings and engagements.

(b)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees. This category includes fees billed related to an employee benefit plan audit. The Company’s last required employee benefit audit was for fiscal year 2005.

(c)	Tax fees are related to tax compliance, planning, and consulting.

(d)	All other fees are for services other than those reported in the other categories.

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

(a) Documents Filed as Part of this Report

1. Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Exhibits

Reference is made to the Exhibit Index, which follows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON WORLDWIDE, INC.

J. Anthony Kouba
J. ANTHONY KOUBA
Chief Executive Officer

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Bartlett Joseph W. Bartlett	Director	March 28, 2008

/s/ Allan I. Brown Allan I. Brown	Director	March 28, 2008

/s/ J. Anthony Kouba J. Anthony Kouba	Director and Chief Executive Officer	March 28, 2008

/s/ Greg Mays Greg Mays	Director and Chief Financial Officer	March 28, 2008

/s/ Erika Paulson Erika Paulson	Director	March 28, 2008

/s/ Ira Tochner Ira Tochner	Director	March 28, 2008

/s/ Terrence Wallock Terrence Wallock	Director	March 28, 2008

EXHIBITS

Exhibit
Number		Description

2	.1(5)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.
2	.2(7)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001
2	.3(8)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002
2	.4(8)	Mutual Release Agreement between Cyrk and Simon
2	.5(9)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002
2	.6(11)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006
2	.7(11)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006
3	.1(3)	Restated Certificate of Incorporation of the Registrant
3	.2(11)	Amended and Restated By-laws of the Registrant, effective March 27, 2006
3	.3(6)	Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock
4	.1(1)	Specimen certificate representing Common Stock
10	.1(2)(3)	1993 Omnibus Stock Plan, as amended
10	.5(2)(4)	1997 Acquisition Stock Plan
10	.6(4)	Securities Purchase Agreement dated February 12, 1998, by and between the Company and Ty Warner
10	.10(6)	Registration Rights Agreement between the Company and Overseas Toys, L.P.
10	.18(7)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001
10	.28(10)	February 7, 2003, letter agreements with J. Anthony Kouba and Greg Mays regarding 2002 and 2003 compensation
10	.29(10)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, J. Anthony Kouba, Gregory Mays, and Terrence Wallock
10	.30(11)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett, Brown, and Kouba, (replaces previously filed copies of these amendments)
10	.31(11)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement
10	.32(11)	March 27, 2006, New Executive Services Agreement with Mr. Mays
31		Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Simon Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Emerging Issues Task Force Issue 06-5 “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a stockholders’ deficit, has suffered significant losses from operations and has a lack of any operating revenue that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
BDO Seidman, LLP

Los Angeles, California
March 28, 2008

PART IV — FINANCIAL INFORMATION

SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$16,134	$17,229
Prepaid expenses and other current assets	295	204
Assets from discontinued operations to be disposed of — current (Note 4)	27	576

Total current assets	16,456	18,009
Non-current assets:
Investments	3,003	8,247
Other assets	64	90
Assets from discontinued operations to be disposed of — non-current (Note 4)	904	244

Total non-current assets	3,971	8,581

	$20,427	$26,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$196	$146
Affiliates	190	183
Accrued expenses and other current liabilities	314	296
Liabilities from discontinued operations — current (Note 4)	899	820

Total current liabilities	1,599	1,445
Commitments and contingencies
Redeemable preferred stock, Series A senior cumulative participating convertible, $.01 par value; 33,696 and 32,381 shares issued and outstanding at December 31, 2007 and 2006, respectively, stated at redemption value of $1,000 per share (liquidation preference of $33,886 and $32,564, respectively)	33,696	32,381
Stockholders’ deficit:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,260,324 shares issued and outstanding net of 412,869 treasury shares at par value at December 31, 2007, and 16,673,193 shares issued and outstanding at December 31, 2006	163	167
Additional paid-in capital	138,506	138,502
Accumulated deficit	(156,385)	(153,990)
Unrealized gain on investments	2,848	8,085

Total stockholders’ deficit	(14,868)	(7,236)

	$20,427	$26,590

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006	2005
	(In thousands, except per share data)

Revenues	$—	$—	$—
General and administrative expenses	2,896	3,488	3,086

Operating loss from continuing operations	(2,896)	(3,488)	(3,086)
Interest income	800	879	623
Investment income (losses)	3	(16)	(221)

Loss from continuing operations before income taxes	(2,093)	(2,625)	(2,684)
Income tax benefit	—	—	—

Net loss from continuing operations	(2,093)	(2,625)	(2,684)
Income (loss) from discontinued operations, net of tax (Note 4)	312	707	(478)

Net loss	(1,781)	(1,918)	(3,162)
Preferred stock dividends	(1,322)	(1,270)	(1,224)

Net loss available to common stockholders	$(3,103)	$(3,188)	$(4,386)

Loss per share from continuing operations available to common stockholders:
Loss per common share — basic and diluted	$(0.21)	$(0.23)	$(0.23)

Weighted average shares outstanding — basic and diluted	16,465	16,665	16,653

Income (loss) per share from discontinued operations:
Income (loss) per common share — basic and diluted	$0.02	$0.04	$(0.03)

Weighted average shares outstanding — basic and diluted	16,465	16,665	16,653

Net loss available to common stockholders:
Net loss per common share — basic and diluted	$(0.19)	$(0.19)	$(0.26)

Weighted average shares outstanding — basic and diluted	16,465	16,665	16,653

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2007, 2006, and 2005

					Accumulated
	Common				Other
	Stock	Additional		Comprehensive	Comprehensive	Total
	($.01 Par	Paid-in	Accumulated	Income	Income	Stockholders’
	Value)	Capital	Deficit	(Loss)	(Loss)	Deficit
	(In thousands)

Balance, December 31, 2004	$167	$138,500	$(146,416)		$—	$(7,749)
Comprehensive income:
Net loss			(3,162)	$(3,162)		(3,162)
Other comprehensive income:
Unrealized gain on investments				11,294	11,294	11,294

Comprehensive income				$8,132

Dividends on preferred stock			(1,224)			(1,224)

Balance, December 31, 2005	167	138,500	(150,802)		11,294	(841)
Comprehensive loss:
Net loss			(1,918)	$(1,918)		(1,918)
Other comprehensive loss:
Unrealized loss on investments				(3,209)	(3,209)	(3,209)

Comprehensive loss				$(5,127)

Exercise of stock options		2				2
Dividends on preferred stock			(1,270)			(1,270)

Balance, December 31, 2006	167	138,502	(153,990)		8,085	(7,236)
Change in accounting principle (Note 2)			708			708
Treasury shares	(4)	4				—
Comprehensive loss:
Net loss			(1,781)	$(1,781)		(1,781)
Other comprehensive loss:
Unrealized loss on investments				(5,237)	(5,237)	(5,237)

Comprehensive loss				$(7,018)

Dividends on preferred stock			(1,322)			(1,322)

Balance, December 31, 2007	$163	$138,506	$(156,385)		$2,848	$(14,868)

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(1,781)	$(1,918)	$(3,162)
Income from discontinued operations	312	707	(478)

Loss from continuing operations	(2,093)	(2,625)	(2,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	4	9
Charge for impaired investments	2	16	221
Cash provided by (used in) discontinued operations	391	718	(2,731)
Cash transferred from (to) discontinued operations	387	(266)	(58)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	(91)	112	167
Accounts payable	57	(34)	(29)
Accrued expenses and other current liabilities	18	(77)	(139)

Net cash used in operating activities	(1,329)	(2,152)	(5,244)

Cash flows from investing activities:
Decrease in restricted cash	—	2,818	155
Cash provided by discontinued operations	208	234	2,418
Other, net	26	19	89

Net cash provided by investing activities	234	3,071	2,662

Cash flows from financing activities	—	—	—

Net increase (decrease) in cash and cash equivalents	(1,095)	919	(2,582)
Cash and cash equivalents, beginning of period	17,229	16,310	18,892

Cash and cash equivalents, end of period	$16,134	$17,229	$16,310

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$57	$3	$6

Supplemental non-cash investing activities:
Dividends paid in kind on redeemable preferred stock	$1,315	$1,263	$1,214

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2007, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2007, the Company had a stockholders’ deficit of $14.9 million. For the year ended December 31, 2007, the Company had a net loss of $1.8 million. The Company incurred losses within its continuing operations in 2007 and continues to incur losses in 2008 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004 (see Note 4), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the stockholders’ deficit at December 31, 2007, the Company’s significant loss from operations, lack of operating revenue, and pending legal matters, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently managed by J. Anthony Kouba, chief executive officer, in consultation with a principal financial officer and acting general counsel. In connection with such responsibility, Mr. Kouba entered into an Executive Services Agreement dated May 30, 2003, which was subsequently amended in May 2004. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding redeemable preferred stock (see Note 11). The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

As a result of the Jacobson embezzlement, numerous consumer class action and representative action lawsuits were filed in Illinois and multiple jurisdictions nationwide and in Canada. All actions brought in the United States were eventually consolidated and the United States and Canadian cases settled, except for any plaintiff who opted out of such settlements. The opt-out periods have expired, and, to the Company’s knowledge, no one who has opted out of any of the aforesaid litigation has commenced any litigation against the Company.

On March 29, 2002, Simon Marketing filed a lawsuit against PricewaterhouseCoopers LLP (“PWC”) and two other accounting firms, citing the accountants’ failure to oversee, on behalf of Simon Marketing, various steps in the distribution of high-value game pieces for certain McDonald’s promotional games. The complaint alleged that this failure allowed the misappropriation of certain of these high-value game pieces by Mr. Jacobson. The lawsuit, filed in Los Angeles Superior Court, sought unspecified actual and punitive damages resulting from economic injury, loss of income and profit, loss of goodwill, loss of reputation, lost interest, and other general and special damages. On March 14, 2007, the Court granted a Motion for Summary Judgment brought by PWC entering judgment in the matter in favor of PWC. The Company has appealed this ruling and is seeking to reinstate the lawsuit.

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

Change in Accounting Principle

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 provides guidance on consideration of any additional amounts included in the contractual terms of an insurance policy other than the cash surrender value in determining the amount that could be realized under an insurance contract, consideration of the contractual ability to surrender individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under an insurance contract, and whether the cash surrender value component of the amount that could be realized under an insurance contract should be discounted when contractual limitations on the ability to surrender a policy exist. EITF 06-5 was effective for the Company’s fiscal year beginning January 1, 2007, and required the recognition of the effects of adoption be recorded as either a change in accounting principle through a cumulative-effect adjustment to beginning retained earnings in the year of adoption or a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-5 on January 1, 2007, and elected the cumulative-effect transition method of adoption. This resulted in an increase in the recorded amount of a cash surrender value

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related asset on the Company’s consolidated statement of financial position within discontinued operations by $.7 million with a corresponding cumulative-effect adjustment to the Company’s accumulated deficit as of January 1, 2007.

Stock-Based Compensation Plans and Pro Forma Stock-Based Compensation Expense

At December 31, 2007, the Company had one stock-based compensation plan. The Company adopted the disclosure provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123,” and revised by FASB Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) eliminated the alternative to use the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was available under Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement No. 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value at grant-date of those awards (with limited exceptions).

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

2005
(In thousands)

Net loss available to common stockholders — as reported	$(4,386)
Add:
Stock-based compensation expense included in reported net income, net of income tax	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(11)

Net loss available to common stockholders — pro forma	$(4,397)

Loss per common share — basic and diluted — as reported	$(0.26)
Loss per common share — basic and diluted — pro forma	$(0.26)

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

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

Investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income (loss) component of stockholders’ deficit. Other investments, for which there are no readily available market values, are accounted for under the cost method and carried at the lower of cost or estimated fair value. The Company assesses on a periodic basis whether declines in fair value of investments below their amortized cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. During 2007, 2006 and 2005, the Company recorded investment impairments of approximately $2,000, $16,000 and $.2 million, respectively, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

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

Impairment of Long-Lived Assets

Periodically, the Company assesses, based on undiscounted cash flows, if there has been an impairment in the carrying value of its long-lived assets and, if so, the amount of any such impairment by comparing the estimated fair value with the carrying value of the related long-lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Deferred income tax

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses or credits are based on the changes in the asset or liability from period to period. A valuation allowance is recognized if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Earnings (Loss) Per Common Share

Earnings (loss) per common share have been determined in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation (see Note 15).

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, “which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on January 1, 2007, did not have a material effect on the Company’s consolidated statements of financial position or results of operations.

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

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively. The statement provisions effective as of January 1, 2008, are not expected to have a material effect on the Company’s consolidated statements of financial position or results of operations. The Company does not believe that the remaining provisions will have a material effect on the Company’s consolidated financial position and results of operations when they become effective on January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses in earnings on items for which the fair value option has been elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated statements of financial position and results of operations when it becomes effective in 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) Business Combinations (“SFAS 1418”), which replaces SFAS No. 141, Business Combinations. SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. The Company is currently assessing the impact, if any, of SFAS 141R on its consolidated financial statements .

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will be effective for the Company’s 2009 fiscal year. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

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

On November 19, 2007, the Company was served with a Summons and Complaint by Winthrop Resources Corporation alleging breach of contract in connection with a lease the Company had entered into for an enterprise inventory system. Following the sale of the CPG business as described above under Item 1. Business — 2001 Sale of Business, the bulk of the lease obligations were assumed by the new Cyrk entity, but a smaller portion relating to previously incurred consulting and installation services was retained by the Company. The Company made all monthly payments of $18,354 for the initial term, but Winthrop contends that the lease was automatically renewed after such initial term and consequently sued for breach of contract when no further monthly payments were made. The Company believes it has satisfied all its financial obligations to Winthrop and is defending the lawsuit on that basis. The lawsuit is in the early stages of discovery and it is difficult at this point to predict what the ultimate outcome will be for the Company. The complaint seeks damages in excess of $50,000. The Company believes the Winthrop claim is without merit. Accordingly, no contingent loss liability has been recorded in connection with this case.

In connection with the October 2005 notice of a lawsuit brought against it by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. (see Note 1), the Company recorded a contingent loss liability of $.5 million. Such contingent loss liability remains at December 31, 2007.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

One of the obligations assumed by Cyrk was to Winthrop Resources Corporation (“Winthrop”). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation was not required under the provisions of FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which were secured by the Company’s letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5, “Accounting for Contingencies,” the Company recorded a charge in 2003 of $2.8 million to Other Expense with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. The available amount under this letter of credit reduced over time as the underlying obligation to Winthrop reduced. As of September 30, 2005, the available amount under the letter of credit was $2.1 million which was secured, in part, by $1.6 million of restricted cash of the Company. The Company’s letter of credit was also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company.

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

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the New Subordinated Note, there is no assurance that the Company will be successful in enforcing the Confession of Judgment.

During 2007 and 2006, the Company collected approximately $360,000 and $734,000, respectively, under the New Subordinated Note with a reserve recorded for the remaining balance, except for $27,000 at December 31, 2007, as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above. See Note 4.

4.	Discontinued Operations

As discussed in Note 1, the Company had effectively eliminated a majority of its on-going promotions business operations by April 2002. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying consolidated financial statements. The Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. During 2006, the Company’s elimination of its promotions business operations in Europe and Hong Kong was completed.

Assets and liabilities related to discontinued operations at December 31, 2007 and 2006, as disclosed in the accompanying consolidated financial statements, consist of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Assets:
Cash and cash equivalents	$—	$408
Restricted cash	—	168
Note receivable	27	—

Total current assets	27	576
Other assets, non-current	904	244

Total assets from discontinued operations to be disposed of	$931	$820

Liabilities:
Accrued expenses and other current liabilities	$899	$820

Liabilities from discontinued operations	$899	$820

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss) from discontinued operations for the years ended December 31, 2007, 2006 and 2005, as disclosed in the accompanying consolidated financial statements, consists of the following:

	2007	2006	2005
	(In thousands)

Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
General and administrative expenses	47	—	175
Loss (gain) on settlement of obligations	(314)	(675)	555

Operating income (loss)	267	675	(730)
Interest income	45	59	—
Other income (expense)	—	(27)	252

Income (loss) before income taxes	312	707	(478)
Income tax expense	—	—	—

Net income (loss)	$312	$707	$(478)

General and Administrative Expenses

There were approximately $47,000 of general and administrative expenses during 2007 which related to adjustments to decrease the recorded value of a cash surrender value related asset. As the Company completed the liquidation of the Company’s subsidiaries in Europe and Hong Kong, during the first quarter of 2006, there were no general and administrative expenses during 2006 and the amount for 2005 related to final general and administrative expenses for such subsidiaries.

Loss (Gain) on Settlement of Obligations

During 2007, the Company collected approximately $359,000, of which approximately $314,000 represented collections of principal and approximately $45,000 represented collections of imputed interest, under the New Subordinated Note with a reserve recorded for the remaining balance except for $27,000 as collectibility is not reasonably assured.

During 2006, the Company collected approximately $734,000, of which approximately $675,000 represented collections of principle and approximately $59,000 represented collections of imputed interest, under the New Subordinated Note with a reserve recorded for the remaining balance as collectibility was not reasonably assured.

As previously reported, an action had been pending against the Company in Ontario Provincial Court in Canada seeking restitution and damages on a class-wide basis for the diversion from seeding in Canada of high-level winning prizes in certain McDonald’s promotional games administered by Simon Marketing. During 2005, the Company entered into a settlement agreement with plaintiff in the case on behalf of the class pursuant to which the Company paid $650,000 Canadian ($554,512 US) to be used for costs, fees, and expenses relating to the settlement with excess proceeds to be distributed to two charities.

Interest Income

Interest income totaled approximately $45,000 during 2007 and approximately $59,000 during 2006. These amounts relate to imputed interest income earned on the New Subordinated Note with Cyrk. As the Company receives payments, a greater portion of such payment is allocated to principal and a lesser portion of such payment is allocated to interest which accounts for the decrease in interest income from 2006 to 2007.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense)

Other income (expense) for 2006 primarily related to a loss on disposal of the Company’s remaining subsidiaries in Europe and Hong Kong.

Other income (expense) for 2005 primarily related to a decrease in a contingent loss accrual of $.8 million related to a reduction in the Winthrop liability partially offset by a contingent loss accrual of $.5 million related to the HA-LO matter. See Note 3.

5.	Restricted Cash

Restricted cash included within discontinued operations at December 31, 2007 and 2006, totaled $0 and $.2 million, respectively. The amount at December 31, 2006, primarily consisted of amounts deposited with lenders to satisfy the Company’s obligations pursuant to its outstanding standby letters of credit.

There was no restricted cash within continuing operations at December 31, 2007 and 2006.

6.	Investments

Yucaipa AEC Associates

At December 31, 2007, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.

On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments during 2007 and 2006 which reduced the recorded value of the Company’s investment in Yucaipa AEC totaling $5.2 million and $3.2 million, respectively. There were no such adjustments during 2005. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.

Other Investments

At December 31, 2007 and 2006, the carrying values of other investments were $59,000 and $82,000, respectively. These are presented as part of other assets in the consolidated balance sheets. During 2007, 2006 and 2005, the Company recorded impairment charges of approximately $2,000, $16,000 and $.2 million, respectively, due to management’s determination that the declines in fair value of certain investments below their cost bases were other-than-temporary.

7.	Lease Obligations and Other Commercial Commitments

The approximate minimum rental commitments under all noncancelable leases at December 31, 2007, totaled approximately $42,000, which are due in 2008.

For the years ended December 31, 2007, 2006, and 2005, rental expense for all operating leases included within continuing operations was approximately $50,000, $45,000 and $44,000, respectively. There was no rental expense for operating leases within discontinued operations during 2007, 2006, and 2005. Rent is charged to operations on a straight-line basis.

The Company also has a letter of credit totaling approximately $35,000 at December 31, 2007, which supports the Company’s periodic payroll tax obligations.

8.	Income Taxes

The Company had no provision or benefit for income taxes for 2007, 2006, and 2005.

As required by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes,” the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of approximately $45.8 million and $45.5 million is required at December 31, 2007 and 2006, respectively. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2007 and 2006, were as follows (in thousands):

	2007	2006

Deferred tax assets:
Net operating losses	$25,576	$25,429
Capital losses	10,085	9,818
Other asset reserves	9,470	9,501
AMT credit	649	649
Deferred compensation	9	7
Foreign tax credits	—	82
Depreciation	1	2
Valuation allowance	(45,790)	(45,488)

	$—	$—

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $66.1 million and $35.1 million, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards began to expire in 2005. As of December 31, 2007, the Company had federal and state capital loss carryforwards of $23.5 million which expire in 2008.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2007	2006	2005

Federal tax (benefit) rate	(34)%	(34)%	(34)%
Increase (decrease) in taxes resulting from:
State income taxes	(6)	(6)	(6)
Effect of foreign income or loss	—	(128)	2
Change in valuation allowance	37	166	37
Life insurance	3	2	1

	0%	0%	0%

In February 2007, the Company received a notice of audit from the Internal Revenue Service (“IRS”) covering the tax year 2004. The IRS has completed its audit and, in February 2008, the Company received notice from the IRS that it had no changes to the 2004 tax year under audit.

9.	Accrued Expenses and Other Current Liabilities

At December 31, 2007 and 2006, accrued expenses and other current liabilities consisted of the following:

	Discontinued		Continuing
	Operations		Operations		Total
	As of December 31,
	2007	2006	2007	2006	2007	2006
			(In thousands)

Accrued payroll, related items and deferred compensation	$—	$—	$23	$18	$23	$18
Contingent loss	460	460	—	—	460	460
Professional fees	—	—	291	278	291	278
Insurance premiums	439	360	—	—	439	360

	$899	$820	$314	$296	$1,213	$1,116

10.	Indemnification Trust Agreement

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

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, the trust expired by its own terms without any claims having been made and all funds held by the trust plus accrued interest, less trustee fees, totaling approximately $2.8 million were returned to the Company.

11.	Redeemable Preferred Stock

In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million in the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, which was approved at a Special Meeting of Stockholders on November 10, 1999, a total of 40,000 shares of preferred stock were authorized for issuance. Pursuant to this authorization, the Company issued 25,000 shares of senior cumulative participating convertible preferred stock to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (4,107,476 shares as of December 31, 2007, and 3,947,203 shares as of December 31, 2006).

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

Assuming conversion of all of the convertible preferred stock, Yucaipa would own approximately 20.1% and 19.1% of the then outstanding common shares at December 31, 2007 and 2006, respectively.

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

The Company may redeem all or a portion of the preferred stock at a price equal to the adjusted liquidation preference of each share, if the average closing prices of the Company’s common stock have exceeded $12.00 for sixty consecutive trading days on or after November 10, 2002 and prior to November 10, 2004. The preferred stock is subject to a mandatory offer of redemption if a change in control of the Company occurs. As of December 31, 2007, the amount of the liquidation preference, which is equal to the sum of the preferred stock outstanding plus accrued dividends, was $33.9 million, and the redemption value, which is equal to the sum of the preferred stock outstanding plus accrued dividends multiplied by 101%, was $34.2 million. As of December 31, 2007, assuming conversion of all of the convertible preferred stock and accrued dividends, Overseas Toys L.P. would own approximately 20.1% of the then outstanding common stock.

In connection with this investment, Yucaipa is entitled to appoint the chairman of the Company’s Board of Directors and to nominate two additional individuals to a seven person board.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Plan

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

1997 Acquisition Stock Plan

The 1997 Acquisition Stock Plan (the “1997 Plan”) was intended to provide incentives in connection with the acquisitions of other businesses by the Company. The 1997 Plan was identical in all material respects to the Omnibus Plan, except that the number of shares available for issuance under the 1997 Plan was 1,000,000 shares. The 1997 Plan expired on April 4, 2007. There were no stock options granted under the 1997 Plan during 2007, 2006, and 2005.

The following summarizes the status of the Company’s stock options as of December 31, 2007, 2006 and 2005, and changes for the years then ended:

	2007		2006			2005
		Weighted			Weighted			Weighted
		Exercise			Exercise			Exercise
	Shares	Price	Shares		Price	Shares		Price

Outstanding at the beginning of year	180,000	$4.62	215,000		$4.51	220,000		$4.80
Granted	—	—	—		—	—		—
Exercised	—	—	20,000		0.10	—		—
Expired/Forfeited	5,000	12.25	15,000		9.10	5,000		17.25

Outstanding at end of year	175,000	4.40	180,000		4.62	215,000		4.51

Options exercisable at year-end	175,000	4.40	180,000		4.62	215,000		4.51

Options available for future grant	—		1,000,000	(a)		1,000,000	(a)

Weighted average fair value of options granted during the year	Not applicable		Not applicable			Not applicable

(a)	Available for issuance under the 1997 Plan. The 1997 Plan expired on April 4, 2007.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
	Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value

$0.10 - $1.99	75,000	5.35	$0.10	$22,500	75,000	$0.10	$22,500
$2.00 - $5.38	60,000	1.49	4.81	—	60,000	4.81	—
$7.56 - $8.81	20,000	1.74	8.19	—	20,000	8.19	—
$12.25 - $15.50	20,000	0.24	15.50	—	20,000	15.50	—

$0.10 - $15.50	175,000	3.03	$4.40		175,000	$4.40

13.	Related Party Transactions

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, Kouba, Mays, and Terrence Wallock, acting general counsel of the Company. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements replaced the letter agreements with Messrs. Bartlett and Kouba dated August 28, 2001. The Agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, $6,731 per week to Mr. Kouba, $4,040 per week to Mr. Mays, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided for time spent in litigation after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time for litigation and merger and acquisition activities. During 2007, $20,000 of such additional payments have been made. The Agreements call for the payment of health insurance benefits and provide for a mutual release upon termination. By amendments dated May 3, 2004, the Agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the Executive upon one year’s notice, except in certain circumstances wherein the Executive can resign immediately and receive a lump sum payment of one year’s salary. Under the amendment, health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made.

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

On April 18, 2006, George Golleher, a former Yucaipa representative on the Board of Director and former co-chief executive officer, resigned from the Board of Directors and the Company terminated his Executive Services Agreement and pursuant thereto the parties exchanged mutual releases and Mr. Golleher was paid severance under the Agreement of $350,000.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segments and Related Information

Until the events of August 2001 occurred (see Note 1), the Company operated in one industry — the promotional marketing industry. The Company’s business in this industry encompassed the design, development, and marketing of high-impact promotional products and programs.

There were no sales during 2007, 2006, and 2005. In addition, the Company had no accounts receivable at December 31, 2007 and 2006.

All the Company’s long-lived assets as of December 31, 2007 and 2006, were in the United States.

15.	Earnings per Share Disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (“EPS”) computation for income (loss) available to common stockholders and other related disclosures required by SFAS No. 128 “Earnings Per Share”:

	For the Twelve Months Ended December 31,
	2007			2006			2005
	Income			Income			Income
	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share	(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except share data)

Basic and diluted EPS:
Loss from continuing operations	$(2,093)			$(2,625)			$(2,684)
Preferred stock dividends	(1,322)			(1,270)			(1,224)

Loss from continuing operations available to common stockholders	$(3,415)	16,465,062	$(0.21)	$(3,895)	16,665,248	$(0.23)	$(3,908)	16,653,193	$(0.23)

Income (loss) from discontinued operations	$312	16,465,062	$0.02	$707	16,665,248	$0.04	$(478)	16,653,193	$(0.03)

Net loss	$(1,781)			$(1,918)			$(3,162)
Preferred stock dividends	(1,322)			(1,270)			(1,224)

Net loss available to common stockholders	$(3,103)	16,465,062	$(0.19)	$(3,188)	16,665,248	$(0.19)	$(4,386)	16,653,193	$(0.26)

For the years ended December 31, 2007, 2006, and 2005, 4,084,390, 3,947,203, and 3,793,185, respectively, shares of redeemable convertible preferred stock were not included in the computation of diluted EPS because to do so would have been antidilutive. In addition, for the years ended December 31, 2007, 2006, and 2005, 176,233, 193,753, and 199,445, weighted average shares, respectively, related to stock options exercisable, were not included in the computation of diluted EPS as the average market price of the Company’s common stock during such periods of $.36, $.34, and $.23, respectively, did not exceed the weighted average exercise price of such options of $4.40, $4.62, and $4.51, respectively.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Results of Operations (Unaudited)

The following is a tabulation of the quarterly results of operations for the years ended December 31, 2007 and 2006, respectively:

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Continuing operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(430)	(485)	(644)	(534)
Loss per common share available to common — basic & diluted	(0.05)	(0.05)	(0.06)	(0.05)
Discontinued operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income	78	105	91	38
Income per common share available to common — basic & diluted	0.005	0.006	0.006	0.005

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Continuing operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(797)	(852)	(498)	(478)
Loss per common share available to common — basic & diluted	(0.07)	(0.07)	(0.05)	(0.04)
Discontinued operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income	438	89	90	90
Income per common share available to common — basic & diluted	0.026	0.005	0.005	0.005