Form 10-Q
period 2008-03-31
SIMON WORLDWIDE INC
filed 2008-05-14
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐      No ☑
At May 2, 2008, 16,260,324 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$15,573	$16,134
Prepaid expenses and other current assets	138	295
Assets from discontinued operations to be disposed of — current (Note 4)	126	27

Total current assets	15,837	16,456
Non-current assets:
Investments	2,032	3,003
Other assets	43	64
Assets from discontinued operations to be disposed of — non-current (Note 4)	793	904

Total non-current assets	2,868	3,971

	$18,705	$20,427

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$290	$196
Affiliates	193	190
Accrued expenses and other current liabilities	301	314
Liabilities from discontinued operations — current (Note 4)	919	899

Total current liabilities	1,703	1,599

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 34,033 shares issued and outstanding at March 31, 2008, and 33,696 shares issued and outstanding at December 31, 2007, stated at redemption value of $1,000 per share (liquidation preference of $34,226 and $33,886, respectively)	34,033	33,696

Stockholders’ deficit:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,260,324 shares issued and outstanding net of 412,869 treasury shares at par value at March 31, 2008, and December 31, 2007	163	163
Additional paid-in capital	138,506	138,506
Accumulated deficit	(157,572)	(156,385)
Accumulated other comprehensive income	1,872	2,848

Total stockholders’ deficit	(17,031)	(14,868)

	$18,705	$20,427

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months
	ended March 31,
	2008	2007

Revenue	$—	$—
General and administrative expenses	903	642

Operating loss from continuing operations	(903)	(642)
Interest income	108	214
Investment impairment (Note 5)	(16)	(2)

Loss from continuing operations before income taxes	(811)	(430)
Income tax benefit	—	—

Net loss from continuing operations	(811)	(430)
Income (loss) from discontinued operations, net of tax (Note 4)	(36)	78

Net loss	(847)	(352)
Preferred stock dividends	(340)	(325)

Net loss available to common stockholders	$(1,187)	$(677)

Loss per share from continuing operations available to common stockholders:
Loss per common share — basic and diluted	$(0.07)	$(0.05)

Weighted average shares outstanding — basic and diluted	16,260	16,673

Income (loss) per share from discontinued operations:
Income (loss) per common share — basic and diluted	$(0.00)	$0.01

Weighted average shares outstanding — basic and diluted	16,260	16,673

Net loss available to common stockholders:
Loss per common share — basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding — basic and diluted	16,260	16,673

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months
	ended March 31,
	2008	2007

Net loss	$(847)	$(352)

Other comprehensive loss:
Unrealized loss on investments	(976)	(1,437)

Comprehensive loss	$(1,823)	$(1,789)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months
	ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(847)	$(352)
Income (loss) from discontinued operations	(36)	78

Loss from continuing operations	(811)	(430)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Charge for impaired investment	16	2
Cash provided by discontinued operations	95	97
Cash transferred from (to) discontinued operations	(107)	381
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	157	46
Accounts payable	97	6
Accrued expenses and other current liabilities	(13)	(32)

Net cash provided by (used in) operating activities	(566)	70

Cash flows from investing activities:
Increase in restricted cash	—	(168)
Cash provided by discontinued operations	—	179
Other, net	5	—

Net cash provided by investing activities	5	11

Cash flows from financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(561)	81
Cash and cash equivalents, beginning of period	16,134	17,229

Cash and cash equivalents, end of period	$15,573	$17,310

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$2

Supplemental non-cash investing activities:
Dividends paid in kind on redeemable preferred stock	$337	$324

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
The Company had one stock-based compensation plan at March 31, 2008, and December 31, 2007. See Note 3.
At March 31, 2008, and December 31, 2007, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS 157 on January 1, 2008, did not have a material effect on its consolidated statements of financial position or results of operations.
In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007, to fiscal years beginning after November 15, 2008. The Company does not believe that the remaining provisions of SFAS 157 will have a material effect on the Company’s consolidated statements of financial position or results of operations when they become effective on January 1, 2009.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses in earnings on items for which the fair value option has been elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159 on January 1, 2008, did not have a material effect on its consolidated statements of financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which is effective on January 1, 2009, for all acquisitions. The Company is currently assessing the impact, if any, of SFAS 141R on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will be effective for the Company’s 2009 fiscal year. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated statements of financial position or results of operations.
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2008, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
At March 31, 2008, and December 31, 2007, the Company had stockholders’ deficits of $17.0 million and $14.9 million, respectively. For the three months ended March 31, 2008 and 2007, the Company had a loss from continuing operations of $(.8) million and $(.4) million, respectively. The Company continues to incur losses in 2008 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of the stockholders’ deficit at December 31, 2007, significant losses from operations and lack of operating revenues, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
There were no stock options granted during the three months ended March 31, 2008 or 2007.
The following summarizes the status of the Company’s stock options as of March 31, 2008, and changes for the three months then ended:

		Weighted
		Exercise
	Shares	Price

Outstanding at the beginning of period	175,000	$4.40
Granted	—	—
Exercised	—	—
Expired or forfeited	(20,000)	15.50

Outstanding at end of period	155,000	2.97

Options exercisable at end of period	155,000	$2.97

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable

The following table summarizes information about stock options outstanding at March 31, 2008:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value

$ 0.10	—	$1.99	75,000	5.10	$0.10	$24,750	75,000	$0.10	$24,750
$ 2.00	—	$5.38	60,000	1.24	4.81	—	60,000	4.81	—
$ 7.56	—	$8.81	20,000	1.49	8.19	—	20,000	8.19	—

$ 0.10	—	$8.81	155,000	3.14	$2.97		155,000	$2.97

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.43 on March 31, 2008.
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
Assets and liabilities related to discontinued operations at March 31, 2008, and December 31, 2007, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$99	$—
Note receivable (Note 7)	27	27

Total current assets	126	27
Other assets	793	904

Assets from discontinued operations to be disposed of	$919	$931

Liabilities:
Accrued expenses and other current liabilities	$919	$899

Liabilities from discontinued operations	$919	$899

Net income (loss) from discontinued operations for the three months ended March 31, 2008 and 2007, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months
	ended March 31,
	2008	2007

Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—

General and administrative expenses	131	11
Gain on settlement (Note 7)	(82)	(76)

Operating income (loss)	(49)	65

Interest income	13	13

Net income (loss) from discontinued operations	$(36)	$78

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At March 31, 2008, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004. Financial Accounting Standard No. 157, “Fair Value Measurements,” which redefined fair value and provided a framework for applying the new definition, was effective January 1, 2008. However, because the investment in Yucaipa AEC is controlled by Yucaipa, the holder of the Company’s outstanding preferred stock, Yucaipa AEC is considered a related party. Related parties are excluded from being market participants in accordance with Financial Accounting Standard No. 157 and, therefore, the fair value definition and related framework provided by this accounting standard cannot be applied to the Company’s investment in Yucaipa AEC. Accordingly, the Company’s continues to follow its prior practice in accounting for this investment.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments totaling $1.0 million during the three months ended March 31, 2008, which reduced the recorded value of the Company’s investment in Yucaipa AEC to $1.9 million. There were $1.4 million of such adjustments during three months ended March 31, 2007.

The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.
OTHER INVESTMENTS
In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business, and to provide venture investment returns. These companies in which the Company had invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies.
At March 31, 2008, and December 31, 2007, the carrying values of other investments were approximately $38,000 and $59,000, respectively. These are presented as part of other assets in the consolidated balance sheets. During the three months ended March 31, 2008, the Company recorded investment impairments of approximately $16,000 to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary. Of the approximately $38,000 carrying value of other investments at March 31, 2008, and in accordance with the fair value hierarchy contained in Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” approximately $13,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $25,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.
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
6. Earnings Per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common stockholders” and other related disclosures required by FASB Statement No. 128, “Earnings per Share,” (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Loss from continuing operations	$(811)			$(430)
Preferred stock dividends	(340)			(325)

Loss from continuing operations available to common stockholders	$(1,151)	16,260,324	$(0.07)	$(755)	16,673,193	$(0.05)

Income (loss) from discontinued operations	$(36)	16,260,324	$(0.00)	$78	16,673,193	$0.01

Net loss	$(847)			$(352)
Preferred stock dividends	(340)			(325)

Net loss available to common stockholders	$(1,187)	16,260,324	$(0.07)	$(677)	16,673,193	$(0.04)

For the three months ended March 31, 2008 and 2007, 4,107,281 and 3,946,824 shares, respectively, on a converted basis of convertible preferred stock (see Note 8) were not included in the computation of diluted EPS, and 175,000 and 180,000 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

7. Note Receivable and Gain on Settlement
In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for $8 million cash and a note in the amount of $2.3 million. Cyrk also assumed certain liabilities of the CPG business. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to secure partial performance of certain assumed liabilities and the balance due on the note was forgiven, subject to a reinstatement thereof in the event of default by Cyrk under such assumed liabilities.
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
During the three months ended March 31, 2008 and 2007, approximately $90,000 and $60,000, respectively, in payments were received by the Company pursuant to the New Subordinated Note. Such amounts, less imputed interest, are included in gain on settlement in Note 4. At March 31, 2008, an allowance was recorded for the balance of the New Subordinated Note (except for approximately $27,000 which had been collected subsequent to March 31, 2008) as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above.

8. Redeemable Preferred Stock
In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock (“preferred stock”) to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (4,148,610 and 4,107,476 shares as of March 31, 2008, and December 31, 2007, respectively).
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2008, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
Forward-Looking Statements and Associated Risks
From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the Company’s December 31, 2007, Form 10-K for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2008, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
Outlook
As a result of the stockholders’ deficit at December 31, 2007, significant losses from operations and lack of operating revenues, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007
The Company generated no sales or gross profits during the three months ended March 31, 2008 and 2007.
General and administrative expenses totaled $.9 million during the three months ended March 31, 2008, compared to $.6 million during the same period in the prior year. The increase was primarily due to $.3 million in advisory and legal costs associated with reviewing the possible recapitalization of the Company by the Special Committee of independent directors.
Interest income totaled $.1 million during the three months ended March 31, 2008, compared to $.2 million during the same period in the prior year. Interest income is earned on the Company’s cash bank balances and primarily indexed to the Fed Fund Rate. The decrease in the Company’s bank balances and decrease in the Fed Fund Rate resulted in the decreased interest income.

The Company recorded an investment impairment of approximately $16,000 during the three months ended March 31, 2008, and a nominal investment impairment during the same period in the prior year. Such impairments were recorded to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
The Company generated no sales or gross profits during the three months ended March 31, 2008 and 2007.
The Company recorded general and administrative expenses of $.1 million during the three months ended March 31, 2008, compared to approximately $11,000 during the same period in the prior year, which primarily consisted of an adjustment to the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $.1 million during the three months ended March 31, 2008 and 2007. These amounts represented payments received, net of imputed interest, related to the New Subordinated Note with Cyrk.
Interest income totaled approximately $13,000 during the three months ended March 31, 2008 and 2007. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk.
LIQUIDITY AND CAPITAL RESOURCES
The matters discussed in the section “Absence of Operating Business; Going Concern” in Note 2 of the “Notes to Condensed Consolidated Financial Statements” have had and will continue to have a substantial adverse impact on the Company’s cash position. As a result of the stockholders’ deficit at December 31, 2007, significant losses from operations and lack of operating revenues, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
The Company continues to incur operating losses in 2008 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments, and any future proceeds from litigation. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
The Board of Directors of the Company continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders, including the holder of the Company’s outstanding preferred stock. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful.
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
Continuing Operations
Working capital from continuing operations was $14.9 million and $15.7 million at March 31, 2008, and December 31, 2007, respectively.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2008, totaled $.6 million primarily due to a loss from continuing operations of $.8 million partially offset by a change of $.2 million in working capital items. Net cash used in operating activities from continuing operations during the three months ended March 31, 2007, totaled $.4 million primarily due to a loss from continuing operations.
There was nominal cash provided by investing activities during the three months ended March 31, 2008. Net cash used in investing activities from continuing operations during the three months ended March 31, 2007, totaled $.2 million primarily due to an increase in restricted cash.
There were no financing activities from continuing operations during the three months ended March 31, 2008 and 2007.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.8 million and $.9 million at March 31, 2008, and December 31, 2007, respectively.
There was nominal net cash used in operating activities of discontinued during the three months ended March 31, 2008, primarily due to the transfer of cash to discontinued operations from continuing operations totaling approximately $107,000 as discontinued operations required additional assets from discontinued operations to cover liabilities from discontinued operations partially offset by the receipt of payments related to the New Subordinated Note from Cyrk totaling approximately $95,000. Net cash provided by discontinued operations during the three months ended March 31, 2007, totaled $.5 million primarily due to the receipt of payments related to the New Subordinated Note from Cyrk totaling $.1 million and the transfer of cash from discontinued operations to continuing operations totaling $.4 million as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations.
There was no cash provided by investing activities from discontinued operations during the three months ended March 31, 2008. Net cash provided by investing activities from discontinued operations totaled $.2 million during the three months ended March 31, 2007, and related to a decrease in restricted cash.
There were no net cash flows from financing activities within discontinued operations during the three months ended March 31, 2008 and 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.
ITEM 4. CONTROLS AND PROCEDURES
Inapplicable.

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2008, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the principal executive officer of the Company, and Greg Mays, the principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.
Changes in Internal Control Over Financial Reporting
Since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On November 19, 2007, the Company was served with a Summons and Complaint by Winthrop Resources Corporation alleging breach of contract in connection with a lease the Company had entered into for an enterprise inventory system following the sale of the Company’s CPG business in 2001, the bulk of the lease obligations were assumed by the new Cyrk entity, but a smaller portion relating to previously incurred consulting and installation services was retained by the Company. The Company made all monthly payments of $18,354 for the initial term, but Winthrop contends that the lease was automatically renewed after such initial term and consequently sued for breach of contract when no further monthly payments were made. The Company believes it has satisfied all its financial obligations to Winthrop and is defending the lawsuit on that basis. It is difficult at this point to predict what the ultimate outcome will be for the Company. The complaint seeks damages in excess of $50,000. The Company believes the Winthrop claim is without merit.
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

Date: May 14, 2008	SIMON WORLDWIDE, INC.
/s/ J. Anthony Kouba
J. Anthony Kouba
Chief Executive Officer (duly authorized signatory)