Form 10-Q
period 2008-06-30
SIMON WORLDWIDE INC
filed 2008-08-19
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At August 1, 2008, 16,260,324 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,951	$16,134
Prepaid expenses and other current assets	85	295
Other receivable (Note 5)	1,747	—
Assets from discontinued operations to be disposed of — current (Note 4)	28	27

Total current assets	16,811	16,456
Investments (Note 5)	2,454	3,003
Other assets	42	64
Assets from discontinued operations to be disposed of — non-current (Note 4)	719	904

Total non-current assets	3,215	3,971

	$20,026	$20,427

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$200	$196
Affiliates	194	190
Accrued expenses and other current liabilities	284	314
Liabilities from discontinued operations — current (Note 4)	480	899

Total current liabilities	1,158	1,599

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 34,374 shares issued and outstanding at June 30, 2008, and 33,696 shares issued and outstanding at December 31, 2007, stated at redemption value of $1,000 per share (liquidation preference of $34,568 and $33,886, respectively)	34,374	33,696

Stockholders’ deficit:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,260,324 shares issued and outstanding net of 412,869 treasury shares at par value at June 30, 2008, and December 31, 2007	163	163
Additional paid-in capital	138,506	138,506
Accumulated deficit	(156,354)	(156,385)
Accumulated other comprehensive income	2,179	2,848

Total stockholders’ deficit	(15,506)	(14,868)

	$20,026	$20,427

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenue	$—	$—	$—	$—
General and administrative expenses	727	695	1,629	1,335

Operating loss from continuing operations	(727)	(695)	(1,629)	(1,335)
Interest income	69	210	182	423
Loss on settlement (Note 9)	(50)	—	(50)	—
Investment impairment (Note 5)	—	—	(15)	(2)
Equity in Yucaipa AEC earnings (Note 5)	1,862	—	1,862	—

Income (loss) from continuing operations before income taxes	1,154	(485)	350	(914)
Income tax benefit	—	—	—	—

Net income (loss) from continuing operations	1,154	(485)	350	(914)
Income from discontinued operations, net of tax (Note 4)	406	105	363	182

Net income (loss)	1,560	(380)	713	(732)
Preferred stock dividends	(342)	(330)	(682)	(655)

Net income (loss) available to common stockholders	$1,218	$(710)	$31	$(1,387)

Income (loss) per share from continuing operations available to common stockholders:
Income (loss) per common share — basic	$0.05	$(0.05)	$(0.02)	$(0.09)

Income (loss) per common share — diluted	$0.04	$(0.05)	$(0.02)	$(0.09)

Weighted average shares outstanding — basic	16,260	16,673	16,260	16,673

Weighted average shares outstanding — diluted	20,409	16,673	16,260	16,673

Income per share from discontinued operations:
Income per common share — basic	$0.02	$0.01	$0.02	$0.01

Income per common share — diluted	$0.02	$0.01	$0.02	$0.01

Weighted average shares outstanding — basic	16,260	16,673	16,260	16,673

Weighted average shares outstanding — diluted	20,409	16,673	16,260	16,673

Net income (loss) available to common stockholders:
Income (loss) per common share — basic	$0.07	$(0.04)	$0.00	$(0.08)

Income (loss) per common share — diluted	$0.06	$(0.04)	$0.00	$(0.08)

Weighted average shares outstanding — basic	16,260	16,673	16,260	16,673

Weighted average shares outstanding — diluted	20,409	16,673	16,260	16,673

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Net income (loss)	$1,560	$(380)	$713	$(732)

Other comprehensive income (loss):
Unrealized income (loss) on investments	307	(1,714)	(669)	(3,151)

Comprehensive income (loss)	$1,867	$(2,094)	$44	$(3,883)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months
	ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$713	$(732)
Income from discontinued operations	363	182

Income (loss) from continuing operations	350	(914)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in Yucaipa AEC earnings (Note 5)	(1,862)	—
Charge for impaired investment	15	2
Cash provided by discontinued operations	129	221
Cash transferred from (to) discontinued operations	(4)	379
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	210	111
Accounts payable	8	12
Accrued expenses and other current liabilities	(30)	(34)

Net cash used in operating activities	(1,184)	(223)

Cash flows from investing activities:
Cash provided by (used in) discontinued operations	(5)	164
Other, net	6	17

Net cash provided by investing activities	1	181

Cash flows from financing activities	—	—

Net decrease in cash and cash equivalents	(1,183)	(42)
Cash and cash equivalents, beginning of period	16,134	17,229

Cash and cash equivalents, end of period	$14,951	$17,187

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4	$2

Supplemental non-cash investing activities:
Dividends paid in kind on redeemable preferred stock	$677	$651

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
The Company had one stock-based compensation plan at June 30, 2008, and December 31, 2007. See Note 3.
At June 30, 2008, and December 31, 2007, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.
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
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2008, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
At June 30, 2008, and December 31, 2007, the Company had stockholders’ deficits of $15.5 million and $14.9 million, respectively. For the six months ended June 30, 2008 and 2007, the Company had an operating loss from continuing operations of $(1.6) million and $(1.3) million, respectively. The Company continues to incur losses in 2008 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004 and $1.75 million received from Yucaipa AEC in July 2008 (see Note 5), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of the stockholders’ deficit at December 31, 2007, significant losses from operations and lack of operating revenues, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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

As previously reported on Form 8-K dated June 12, 2008, on June 11, 2008 the Company entered into an Exchange and Recapitalization Agreement with Overseas Toys, L. P., the holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock would be converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. The Agreement was negotiated on the Company’s behalf by the Special Committee of disinterested directors which, based in part upon the opinion of the Committee’s financial advisor, determined that the transaction is fair to the holders of common stock from a financial point of view. Closing of the transaction is contingent upon stockholder approval of an amendment to the Company’s charter at a meeting expected to be held in the Fall.
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
There were no stock options granted during the six months ended June 30, 2008 or 2007.
The following summarizes the status of the Company’s stock options as of June 30, 2008, and changes for the six months then ended:

		Weighted
		Exercise
	Shares	Price

Outstanding at the beginning of period	175,000	$4.40
Granted	—	—
Exercised	—	—
Expired or forfeited	(20,000)	15.50

Outstanding at end of period	155,000	2.97

Options exercisable at end of period	155,000	$2.97

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable

The following table summarizes information about stock options outstanding at June 30, 2008:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$0.10	—	$1.99	75,000	4.85	$0.10	$22,500	75,000	$0.10	$22,500
$2.00	—	$5.38	60,000	0.99	4.81	—	60,000	4.81	—
$7.56	—	$8.81	20,000	1.24	8.19	—	20,000	8.19	—

$0.10	—	$8.81	155,000	2.89	$2.97		155,000	$2.97

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.40 on June 30, 2008.
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
Assets and liabilities related to discontinued operations at June 30, 2008, and December 31, 2007, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Assets:
Note receivable (Note 7)	$28	$27

Total current assets	28	27
Other assets	719	904

Assets from discontinued operations to be disposed of	$747	$931

Liabilities:
Accrued expenses and other current liabilities	$480	$899

Total current liabilities	480	899

Liabilities from discontinued operations	$480	$899

Net income from discontinued operations for the three and six months ended June 30, 2008 and 2007, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	94	(15)	226	(3)
Gain on settlement (Notes 7 and 9)	(493)	(78)	(574)	(154)

Operating income	399	93	348	157

Interest income	7	12	15	25

Net income from discontinued operations	$406	$105	$363	$182

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At June 30, 2008, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the holder of the Company’s outstanding preferred stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002. In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ deficit. There were adjustments totaling $.7 million during the six months ended June 30, 2008, which reduced the recorded value of the Company’s investment in Yucaipa AEC to $2.2 million. There were $3.2 million of such adjustments during six months ended June 30, 2007.

The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.
On July 10, 2008, the Company received a $1.75 million dividend from Yucaipa AEC which was declared subsequent to a December 2007 sale of one of its other holdings. The Company’s total gain related to the sale of this holding was $1.86 million which was included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2008. In addition, because the $1.75 million dividend was declared in the second quarter of 2008, the Company recorded the dividend to other receivable in its consolidated balance sheet at June 30, 2008. The Company had not previously recorded its share of this non-recurring gain in its consolidated financial statements included in its Form 10-K for the year ended December 31, 2007, due to a lack of clear information at that time and the belief by management that such transaction was not material to the Company’s financial position, results of operations and cash flows.
The Company has a remaining interest of $.1 million in the investment noted above at June 30, 2008. This is in addition to the recorded value of Company’s other investment in Yucaipa AEC of $2.2 million at June 30, 2008, consisting of the Company’s indirect interest in the Source shares held by Yucaipa AEC as described above.
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
At June 30, 2008, and December 31, 2007, the carrying values of other investments were approximately $38,000 and $59,000, respectively. These are presented as part of other assets in the consolidated balance sheets. During the three months and six months ended June 30, 2008, the Company recorded investment impairments of $0 and approximately $15,000, respectively, to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary. Of the approximately $38,000 carrying value of other investments at June 30, 2008, and in accordance with the fair value hierarchy contained in Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” approximately $12,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $26,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.
While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

6. Earnings Per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common stockholders” and other related disclosures required by FASB Statement No. 128, “Earnings per Share,” (in thousands, except share and per share data).
The following table presents a reconciliation of basic and diluted weighted average shares outstanding:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Weighted average shares outstanding — basic	16,260,324	16,673,193	16,260,324	16,673,193
Convertible preferred stock	4,148,807	—	—	—

Weighted average shares outstanding — diluted	20,409,131	16,673,193	16,260,324	16,673,193

As noted below, after adjustment for preferred dividends there was a loss from continuing operations available to common stockholders for the six months ended June 30, 2008. Accordingly, convertible preferred stock was not included in the diluted weighted average shares outstanding because to do so would have been antidilutive.
The following disclosures present the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$1,154			$(485)
Preferred stock dividends	(342)			(330)

Loss from continuing operations available to common stockholders	$812	16,260,324	$0.05	$(815)	16,673,193	$(0.05)

Income from discontinued operations	$406	16,260,324	$0.02	$105	16,673,193	$0.01

Net loss	$1,560			$(380)
Preferred stock dividends	(342)			(330)

Net loss available to common stockholders	$1,218	16,260,324	$0.07	$(710)	16,673,193	$(0.04)

Diluted EPS:
Loss from continuing operations	$1,154			$(485)
Preferred stock dividends	(342)			(330)

Loss from continuing operations available to common stockholders	$812	20,409,131	$0.04	$(815)	16,673,193	$(0.05)

Income from discontinued operations	$406	20,409,131	$0.02	$105	16,673,193	$0.01

Net loss	$1,560			$(380)
Preferred stock dividends	(342)			(330)

Net loss available to common stockholders	$1,218	20,409,131	$0.06	$(710)	16,673,193	$(0.04)

For the three months ended June 30, 2007, 3,986,922 shares on a converted basis of convertible preferred stock (see Note 8) were not included in the computation of diluted EPS, and for the three months ended June 30, 2008 and 2007, 155,000 and 175,000 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

	For the Six Months Ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Income (loss) from continuing operations	$350			$(914)
Preferred stock dividends	(682)			(655)

Loss from continuing operations available to common stockholders	$(332)	16,260,324	$(0.02)	$(1,569)	16,673,193	$(0.09)

Income from discontinued operations	$363	16,260,324	$0.02	$182	16,673,193	$0.01

Net income (loss)	$713			$(732)
Preferred stock dividends	(682)			(655)

Net loss available to common stockholders	$31	16,260,324	$0.00	$(1,387)	16,673,193	$(0.08)

For the six months ended June 30, 2008 and 2007, 4,128,044 and 3,966,984 shares, respectively, on a converted basis of convertible preferred stock (see Note 8) were not included in the computation of diluted EPS, and 165,000 and 177,486 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
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
During the six months ended June 30, 2008 and 2007, approximately $179,000 and $149,000, respectively, in payments were received by the Company pursuant to the New Subordinated Note. Such amounts, less imputed interest, are included in gain on settlement in Note 4. At June 30, 2008, an allowance was recorded for the balance of the New Subordinated Note (except for approximately $28,000 which had been collected subsequent to June 30, 2008) as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above.
8. Redeemable Preferred Stock
In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock (“preferred stock”) to Yucaipa for $25 million. Yucaipa is entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25 (4,190,036 and 4,107,476 shares as of June 30, 2008, and December 31, 2007, respectively).
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
See Note 2 for information regarding the agreement dated June 11, 2008 between the Company and Overseas Toys pursuant to which the preferred stock would be converted to common stock.

9. Other Settlements
On May 21, 2008, the Company entered into a settlement agreement with Winthrop Resources Corporation dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases. Because the underlying obligation was accounted for within continuing operations, the related loss on settlement was also recorded to continuing operations.
On May 15, 2008, the Company settled the lawsuit previously brought against it in the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. by payment of $50,000. The case has been dismissed. The Company had previously recorded a contingent loss liability of $459,852 within its discontinued operations related to this matter. The Company recorded a gain on settlement within its discontinued operations for the difference between the previously recorded contingent loss liability amount and the settlement payment amount.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2008, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2008, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer, together with a principal financial officer and an acting general counsel.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007
The Company generated no sales or gross profits during the three months ended June 30, 2008 and 2007.
General and administrative expenses totaled $.7 million during the three months ended June 30, 2008 and 2007, as there were no significant changes in operations and related expenses.
Interest income totaled $.1 million during the three months ended June 30, 2008, compared to $.2 million during the same period in the prior year. Interest income is earned on the Company’s cash bank balances and primarily indexed to the Fed Fund Rate. The decrease in the Company’s bank balances and decrease in the Fed Fund Rate resulted in the decreased interest income.
On May 21, 2008, the Company entered into a settlement agreement with Winthrop Resources Corporation dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases. See “Legal Proceedings.” Accordingly, the Company recorded a loss on settlement during the three months ended June 30, 2008.
On July 10, 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its other holdings. The Company’s total gain related to the sale of this holding was $1.86 million which was included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2008. Although the Company should have recorded the gain in its consolidated financial statements included in its Form 10-K for the year ended December 31, 2007, the Company did not consider the event to be material because the Company believes investors base their valuation of the Company not on its historical operations, the amount of residual investments that continue to be held by the Company or the income or loss derived from such investments, but instead on the possibility that the Company may undertake a future acquisition of an operating business, facilitating the use of its net operating loss carryforwards. Further, the Company’s stock price has not changed historically in response to changes in the value of investments.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007
The Company generated no sales or gross profits during the six months ended June 30, 2008 and 2007.
General and administrative expenses totaled $1.6 million during the six months ended June 30, 2008, compared to $1.3 million during the same period in the prior year. The increase was primarily due to advisory and legal costs associated with reviewing the possible recapitalization of the Company by the Special Committee of independent directors.
Interest income totaled $.2 million during the six months ended June 30, 2008, compared to $.4 million during the same period in the prior year. Interest income is earned on the Company’s cash bank balances and primarily indexed to the Fed Fund Rate. The decrease in the Company’s bank balances and decrease in the Fed Fund Rate resulted in the decreased interest income.
On May 21, 2008, the Company entered into a settlement agreement with Winthrop Resources Corporation dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases. Accordingly, the Company recorded a loss on settlement during the six months ended June 30, 2008.
On July 10, 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its other holdings. The Company’s total gain related to the sale of this holding was $1.86 million which was included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2008. See Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007 in the Results of Continuing Operations section above for further information. The Company also recorded an investment impairment of approximately $15,000 during the six months ended June 30, 2008, and a nominal investment impairment during the same period in the prior year. Such impairments were recorded to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
The Company generated no sales or gross profits during the three months ended June 30, 2008 and 2007.
The Company recorded general and administrative expenses of $.1 million during the three months ended June 30, 2008, compared to approximately $(15,000) during the same period in the prior year, both of which primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $.5 million during the three months ended June 30, 2008 compared to $.1 million during the same period in the prior year. The increase is attributable to the settlement of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company.
Interest income totaled approximately $7,000 during the three months ended June 30, 2008, compared to approximately $12,000 during the same period in the prior year. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk. Over time, the amount of each payment received attributable to principal increases resulting in a decreasing amount of each payment attributable to interest.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
The Company generated no sales or gross profits during the three months ended June 30, 2008 and 2007.
The Company recorded general and administrative expenses of $.2 million during the six months ended June 30, 2008, compared to approximately $(3,000) during the same period in the prior year, both of which primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $.6 million during the six months ended June 30, 2008 compared to $.2 million during the same period in the prior year. The increase is attributable to the settlement of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company.
Interest income totaled approximately $15,000 during the six months ended June 30, 2008, compared to approximately $25,000 during the same period in the prior year. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk. Over time, the amount of each payment received attributable to principal increases resulting in a decreasing amount of each payment attributable to interest.
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
The Company continues to incur operating losses in 2008 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments, and any future proceeds from litigation. By utilizing cash received pursuant to the settlement with McDonald’s in 2004 and $1.75 million received from Yucaipa AEC in July 2008 as described above, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
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
On June 12, 2008, the Company entered into an Exchange and Recapitalization Agreement with Overseas Toys, L. P., the holder of all the outstanding shares of preferred stock of Simon, pursuant to which all the outstanding Preferred Stock would be converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. The Agreement was negotiated on the Company’s behalf by the Special Committee of disinterested directors which, based in part upon the opinion of the Committee’s financial advisor, determined that the transaction is fair to the holders of common stock from a financial point of view. Closing of the transaction is contingent upon stockholder approval of an amendment to the Company’s charter at a meeting expected to be held in the Fall.
Continuing Operations
Working capital from continuing operations was $16.1 million and $15.7 million at June 30, 2008, and December 31, 2007, respectively.
Net cash used in operating activities from continuing operations during the six months ended June 30, 2008, totaled $1.3 million. After excluding the gain on investment of $1.86 million from the income from continuing operations of $.35 million, the Company had a loss of approximately $1.5 million, which was partially offset by a net change in working capital items of $.2 million. Net cash used in operating activities from continuing operations during the six months ended June 30, 2007, totaled $.8 million primarily due to a loss from continuing operations of $.9 million partially offset by a change of $.1 million in working capital items.

There was nominal cash provided by investing activities from continuing operations during the six months ended June 30, 2008 and 2007.
There were no financing activities from continuing operations during the six months ended June 30, 2008 and 2007.
On July 10, 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its other holdings. The Company’s total gain related to the sale of this holding was $1.86 million which was included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2008. See Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007 in the Results of Continuing Operations section above for further information.
The Company has a remaining interest of $.1 million in the investment noted above at June 30, 2008. This is in addition to the recorded value of Company’s other investment in Yucaipa AEC of $2.2 million at June 30, 2008, consisting of the Company’s indirect interest in the Source shares held by Yucaipa AEC.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.5 million and $.9 million at June 30, 2008, and December 31, 2007, respectively.
Net cash provided by discontinued operations during the six months ended June 30, 2008, totaled $.1 million primarily due to gain associated with payments received related to the New Subordinated Note from Cyrk (see Note 8) partially offset by a net change in working capital items. Net cash provided by discontinued operations during the six months ended June 30, 2007, totaled $.2 million, primarily due income from discontinued operations of resulting from the gain associated with payments received related to the New Subordinated Note from Cyrk (see Note 8). In addition, there was a transfer of cash from discontinued operations to continuing operations totaling $.4 million as discontinued operations already had sufficient assets from discontinued operations to cover liabilities from discontinued operations.
There was nominal net cash used in investing activities from discontinued operations during the six months ended June 30, 2008. Net cash provided by investing activities from discontinued operations during the six months ended June 30, 2007, totaled $.2 million primarily due to a decrease in restricted cash.
There were no net cash flows from financing activities within discontinued operations during the six months ended June 30, 2008 and 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.
ITEM 4. CONTROLS AND PROCEDURES
Inapplicable.

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2008, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Anthony Kouba, the principal executive officer of the Company, and Greg Mays, the principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that a material weakness existed in its disclosure controls related to accounting processes for its equity method investments and, as such, that its disclosure controls were not effective. The Company is taking the steps necessary to correct this weakness in its disclosure controls.
Changes in Internal Control Over Financial Reporting
Since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On November 19, 2007, the Company was served with a Summons and Complaint by Winthrop Resources Corporation alleging breach of contract in connection with a lease the Company had entered into for an enterprise inventory system in 2000. Following the sale of the Company’s CPG business in 2001, the bulk of the lease obligations were assumed by the buyer, but a smaller portion relating to previously incurred consulting and installation services was retained by the Company. The Company made all lease payments of $18,354 per month for the initial term, but Winthrop contended that the lease was automatically renewed for one year after such initial term at the same monthly rent and consequently sued for breach of contract when no further payments were made by the Company. The Company believed it had satisfied all its financial obligations to Winthrop and defended the lawsuit on that basis. On May 21, 2008, the Company entered into a settlement agreement with Winthrop dismissing the litigation for a payment by the Company of $50,000 and an exchange of mutual releases.
On October 19, 2005, the Company received notice of a lawsuit against it in the Bankruptcy Court for the Northern District of Illinois by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, Inc. (“HA-LO”), seeking to recover as a voidable preference a certain payment made in May 2001 by HA-LO to the Company in the amount of $459,852 plus interest. On May 15, 2008, the Company settled the lawsuit by payment of $50,000. The case has been dismissed. The Company had previously recorded a contingent loss liability accrual of $459,852 within its discontinued operations related to this matter. This accrual has been removed from the Company’s balance sheet and the Company recorded a gain on settlement within its discontinued operations for the difference between the previously recorded contingent loss liability amount and the settlement payment amount.
On March 14, 2007, the trial court granted a Motion for Summary Judgment in favor of PricewaterhouseCoopers LLP (“PWC”) in previously disclosed litigation. The Company appealed this ruling and on May 19, 2008, the California Court of Appeal for the Second Appellate District reversed the Summary Judgment ruling in favor of PWC and remanded the case back to the trial court. The Company intends to continue to pursue its claim against PWC.
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

Date: August 19, 2008	SIMON WORLDWIDE, INC.
/s/ J. Anthony Kouba
J. Anthony Kouba
Chief Executive Officer (duly authorized signatory)