Form 10-Q
period 2008-09-30
SIMON WORLDWIDE INC
filed 2008-11-13
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐      No ☑
At November 3, 2008, 54,201,080 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,863	$16,134
Prepaid expenses and other current assets	35	295
Assets from discontinued operations to be disposed of — current (Note 4)	—	27

Total current assets	17,898	16,456
Investments	1,299	3,003
Other assets	42	64
Assets from discontinued operations to be disposed of — non-current (Note 4)	596	904

Total non-current assets	1,937	3,971

	$19,835	$20,427

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable:
Trade	$762	$196
Affiliates	—	190
Accrued expenses and other current liabilities	397	314
Liabilities from discontinued operations — current (Note 4)	499	899

Total current liabilities	1,658	1,599

Commitments and contingencies

Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 0 shares issued and outstanding at September 30, 2008, and 33,696 shares issued and outstanding at December 31, 2007, stated at redemption value of $1,000 per share, liquidation preference of $33,886 at December 31, 2007 (Notes 2 and 8)	—	33,696

Stockholders’ equity (deficit):
Common stock, $.01 par value; 100,000,000 shares authorized; 54,201,080 shares issued and outstanding net of 412,869 treasury shares at par value at September 30, 2008, and 16,260,324 shares issued and outstanding net of 412,869 treasury shares at par value at December 31, 2007	542	163
Additional paid-in capital	153,303	138,506
Deficit (Note 2)	(136,688)	(156,385)
Accumulated other comprehensive income	1,020	2,848

Total stockholders’ equity (deficit)	18,177	(14,868)

	$19,835	$20,427

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Revenue	$—	$—	$—	$—
General and administrative expenses	1,373	852	3,004	2,199

Operating loss from continuing operations	(1,373)	(852)	(3,004)	(2,199)
Interest income	73	204	255	627
Loss on settlement (Note 9)	—	—	(50)	—
Investment income (impairment) (Note 5)	—	4	(15)	2
Equity in Yucaipa AEC earnings (Note 5)	4	—	1,867	—

Loss from continuing operations before income taxes	(1,296)	(644)	(947)	(1,570)
Income tax expense	—	—	—	—

Net loss from continuing operations	(1,296)	(644)	(947)	(1,570)
Income from discontinued operations, net of tax (Note 4)	1,571	91	1,935	285

Net income (loss)	275	(553)	988	(1,285)
Excess of carrying value of preferred stock over fair value of common stock issued (Note 8)	19,688	—	19,688	—
Preferred stock dividends (Note 8)	(297)	(333)	(979)	(988)

Net income (loss) available to common stockholders	$19,666	$(886)	$19,697	$(2,273)

Income (loss) per share from continuing operations available to common stockholders:
Income (loss) per common share — basic	$0.85	$(0.06)	$0.99	$(0.16)

Income (loss) per common share — diluted	$0.74	$(0.06)	$0.85	$(0.16)

Weighted average shares outstanding — basic	21,209	16,260	17,922	16,534

Weighted average shares outstanding — diluted	24,868	16,260	21,946	16,534

Income per share from discontinued operations:
Income per common share — basic	$0.08	$0.01	$0.11	$0.02

Income per common share — diluted	$0.06	$0.01	$0.09	$0.02

Weighted average shares outstanding — basic	21,209	16,260	17,922	16,534

Weighted average shares outstanding — diluted	24,868	16,260	21,946	16,534

Net income (loss) available to common stockholders:
Income (loss) per common share — basic	$0.93	$(0.05)	$1.10	$(0.14)

Income (loss) per common share — diluted	$0.80	$(0.05)	$0.94	$(0.14)

Weighted average shares outstanding — basic	21,209	16,260	17,922	16,534

Weighted average shares outstanding — diluted	24,868	16,260	21,946	16,534

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Net income (loss)	$275	$(553)	$988	$(1,285)

Other comprehensive loss:
Unrealized loss on investments	(1,159)	(1,446)	(1,828)	(4,597)

Comprehensive loss	$(884)	$(1,999)	$(840)	$(5,882)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months
	ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$988	$(1,285)
Income from discontinued operations	1,935	285

Loss from continuing operations	(947)	(1,570)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on investment	(119)	—
Charge for impaired investment	15	2
Cash provided by discontinued operations	1,844	343
Cash transferred from discontinued operations	217	387
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	260	146
Accounts payable	375	(1)
Accrued expenses and other current liabilities	83	(4)

Net cash provided by (used in) operating activities	1,728	(697)

Cash flows from investing activities:
Cash provided by discontinued operations	—	163
Other, net	1	19

Net cash provided by investing activities	1	182

Net increase (decrease) in cash and cash equivalents	1,729	(515)
Cash and cash equivalents, beginning of period	16,134	17,229

Cash and cash equivalents, end of period	$17,863	$16,714

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5	$57

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
The Company had one stock-based compensation plan at September 30, 2008, and December 31, 2007. See Note 3.
At September 30, 2008, and December 31, 2007, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.
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
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2008, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel. On September 30, 2008, the former Chief Executive Officer J. Anthony Kouba resigned from his positions as Chief Executive Officer and Director of Simon Worldwide, Inc., effective as of the close of business on September 30, 2008. The Board of Directors of the Company elected Greg Mays to serve as the Company’s Chief Executive Officer, effective October 1, 2008.
At September 30, 2008, and December 31, 2007, the Company had stockholders’ equity (deficit) of $18.2 million and $(14.9) million, respectively. For the nine months ended September 30, 2008 and 2007, the Company had a net loss from continuing operations of $(0.9) million and $(1.6) million, respectively. The Company continues to incur losses in 2008 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $1.75 million received from Yucaipa AEC in July 2008 (see Note 5), and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC (see Note 9), management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of the stockholders’ deficit at December 31, 2007, significant losses from operations and lack of operating revenues, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
In connection with the Exchange and Recapitalization Agreement described below, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010 or (ii) December 31, 2011 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010 but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.
Notwithstanding the foregoing, the Company will not be required to be dissolved and liquidated if Overseas Toys, L. P. (“Overseas Toys”), the Company’s largest shareholder, and/or any affiliate thereof shall have made a qualified offer no earlier than one hundred and twenty (120) days and at least sixty (60) days prior to the termination date and shall have consummated such qualified offer by having purchased all shares of stock properly and timely tendered and not withdrawn pursuant to the terms of the qualified offer.
On June 11, 2008 the Company entered into an Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Overseas Toys, the holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock would be converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. The Recapitalization Agreement was negotiated on the Company’s behalf by the Special Committee of disinterested directors which, based in part upon the opinion of the Special Committee’s financial advisor, determined that the transaction was fair to the holders of common stock from a financial point of view. At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement.
In the exchange, the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represents a return to the Company. This return, net of accrued dividends of $.3 million on the preferred stock up to the date of exchange, is included in the computation of net income available to common stockholders in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2008.
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $66.1 million and state NOLs of approximately $35.1 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. In 2008, California suspended the ability of businesses to use California NOLs to reduce California income tax obligations for tax years 2008 and 2009. Based on a review of the Company’s NOLs by its outside tax advisors and with the exception of the two-year NOL suspension implemented by California in 2008, the Company does not anticipate that the recapitalization will materially or adversely impact the Company’s ability to use its NOLs.
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
There were no stock options granted during the nine months ended September 30, 2008 or 2007.
The following summarizes the status of the Company’s stock options as of September 30, 2008, and changes for the nine months then ended:

		Weighted
		Exercise
	Shares	Price

Outstanding at the beginning of period	175,000	$4.40
Granted	—	—
Exercised	—	—
Expired or forfeited	(20,000)	15.50

Outstanding at end of period	155,000	2.97

Options exercisable at end of period	155,000	$2.97

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable
The following table summarizes information about stock options outstanding at September 30, 2008:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value

$0.10	-	$1.99	75,000	4.60	$0.10	$22,500	75,000	$0.10	$22,500
$2.00	-	$5.38	60,000	0.74	4.81	—	60,000	4.81	—
$7.56	-	$8.81	20,000	0.99	8.19	—	20,000	8.19	—

$0.10	-	$8.81	155,000	2.64	$2.97		155,000	$2.97

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.40 on September 30, 2008.

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
Assets and liabilities related to discontinued operations at September 30, 2008, and December 31, 2007, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Assets:
Note receivable (Note 8)	$—	$27

Total current assets	—	27
Other assets	596	904

Assets from discontinued operations to be disposed of	$596	$931

Liabilities:
Accrued expenses and other current liabilities	$499	$899

Total current liabilities	499	899

Liabilities from discontinued operations	$499	$899

Net income from discontinued operations for the three and nine months ended September 30, 2008 and 2007, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	143	(1)	368	(16)
Gain on settlements (Notes 7 and 9)	(1,806)	(79)	(2,380)	(233)

Operating income	1,663	80	2,012	249
Interest income	4	11	19	36

Net income from discontinued operations before income taxes	1,667	91	2,031	285
Income tax expense	(96)	—	(96)	—

Net income from discontinued operations	$1,571	$91	$1,935	$285

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At September 30, 2008, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the largest holder of the Company’s common stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002. In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of stockholders’ equity (deficit). There were adjustments totaling $1.8 million during the nine months ended September 30, 2008, which reduced the recorded value of the Company’s investment in Yucaipa AEC to $1.0 million. There were $4.6 million of such adjustments during nine months ended September 30, 2007.
The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.
On July 10, 2008, the Company received a $1.75 million dividend from Yucaipa AEC which was declared subsequent to a December 2007 sale of one of its other holdings. The Company’s total gain related to the sale of this holding was $1.86 million which was included in the Company’s consolidated statement of operations during the second quarter of 2008. The Company had not previously recorded its share of this non-recurring gain in its consolidated financial statements included in its Form 10-K for the year ended December 31, 2007, due to a lack of clear information at that time and the belief by management that such transaction was not material to the Company’s financial position, results of operations and cash flows.
The Company has a remaining interest of approximately $115,000 in the investment noted above at September 30, 2008. This is in addition to the recorded value of Company’s other investment in Yucaipa AEC of $1.0 million at September 30, 2008, consisting of the Company’s indirect interest in the Source shares held by Yucaipa AEC as described above. These items, along with a separate investment in a technology related company of approximately $149,000, are included in the investments line item on the balance sheet.
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
At September 30, 2008, and December 31, 2007, the carrying values of other investments were approximately $38,000 and $59,000, respectively. These are presented as part of other assets in the consolidated balance sheets. During the three months and nine months ended September 30, 2008, the Company recorded investment impairments of $0 and approximately $15,000, respectively, to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary. Of the approximately $38,000 carrying value of other investments at September 30, 2008, and in accordance with the fair value hierarchy contained in Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” approximately $13,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $25,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding — basic	21,209,118	16,260,324	17,921,963	16,534,058
Convertible preferred stock	3,659,262	—	4,023,852	—

Weighted average shares outstanding — diluted	24,868,380	16,260,324	21,945,815	16,534,058

As noted below, after adjustment for preferred dividends there was a loss from continuing operations available to common stockholders for the three and nine months ended September 30, 2007. Accordingly, convertible preferred stock was not included in the diluted weighted average shares outstanding because to do so would have been antidilutive.
The following disclosures present the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007. In accordance with Emerging Issues Task Force Abstract Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and in connection with the recapitalization described in Note 2, the Company included the excess of the carrying value of the preferred stock received in exchange of the fair value of the common stock issued which totaled $19.7 million in the determination of income (loss) available to common stockholders as such excess essentially represents a return to the Company. Such excess, net of accrued dividends of $.3 million on the preferred stock up to the date of exchange, is included in the preferred stock exchanged over common stock received (dividends) line item in the tables below.

	For the Three Months Ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(1,296)			$(644)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—
Preferred stock dividends	(297)			(333)

Income (loss) from continuing operations available to common stockholders	$18,095	21,209,118	$0.85	$(977)	16,260,324	$(0.06)

Income from discontinued operations	$1,571	21,209,118	$0.08	$91	16,260,324	$0.01

Net income (loss)	$275			$(553)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—
Preferred stock dividends	(297)			(333)

Net income (loss) available to common stockholders	$19,666	21,209,118	$0.93	$(886)	16,260,324	$(0.05)

	For the Three Months Ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Diluted EPS:
Loss from continuing operations	$(1,296)			$(644)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—
Preferred stock dividends	—			(333)

Income (loss) from continuing operations available to common stockholders	$18,392	24,868,380	$0.74	$(977)	16,260,324	$(0.06)

Income from discontinued operations	$1,571	24,868,380	$0.06	$91	16,260,324	$0.01

Net income (loss)	$275			$(553)

Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—
Preferred stock dividends	—			(333)

Net income (loss) available to common stockholders	$19,963	24,868,380	$0.80	$(886)	16,260,324	$(0.05)

For the three months ended September 30, 2008, 155,000 shares related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options. In addition, for the three months ended September 30, 2007, 4,026,542 shares on a converted basis of convertible preferred stock (see Note 8) were not included in the computation of diluted EPS, and 175,000 shares related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

	For the Nine Months Ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(947)			$(1,570)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—
Preferred stock dividends	(979)			(988)

Income (loss) from continuing operations available to common stockholders	$17,762	17,921,963	$0.99	$(2,558)	16,534,058	$(0.16)

Income from discontinued operations	$1,935	17,921,963	$0.11	$285	16,534,058	$0.02

Net income (loss)	$988			$(1,285)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—
Preferred stock dividends	(979)			(988)

Net income (loss) available to common stockholders	$19,697	17,921,963	$1.10	$(2,273)	16,534,058	$(0.14)

	For the Nine Months Ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Diluted EPS:
Loss from continuing operations	$(947)			$(1,570)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—
Preferred stock dividends	—			(988)

Income (loss) from continuing operations available to common stockholders	$18,741	21,945,815	$0.85	$(2,558)	16,534,058	$(0.16)

Income from discontinued operations	$1,935	21,945,815	$0.09	$285	16,534,058	$0.02

Net income (loss)	$988			$(1,285)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—
Preferred stock dividends	—			(988)

Net income (loss) available to common stockholders	$20,676	21,945,815	$0.94	$(2,273)	16,534,058	$(0.14)

For the nine months ended September 30, 2008, 161,642 shares related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options. In addition, for the nine months ended September 30, 2007, 3,987,055 shares on a converted basis of convertible preferred stock (see Note 8) were not included in the computation of diluted EPS and 176,648 shares related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
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
During the nine months ended September 30, 2008 and 2007, approximately $269,000 in payments were received by the Company pursuant to the New Subordinated Note. Such amounts, less imputed interest, are included in gain on settlement in Note 4. At September 30, 2008, an allowance was recorded for the balance of the New Subordinated Note totaling $.3 million as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above and as no payments were collected subsequent to September 30, 2008.
8. Redeemable Preferred Stock
In November 1999, Overseas Toys, L.P., an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock (“preferred stock”) to Yucaipa for $25 million. Yucaipa was entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25.
Yucaipa had voting rights equivalent to the number of shares of common stock into which their preferred stock was convertible on the relevant record date and had the right to appoint a total of three directors to the Company’s seven-member Board of Directors and to designate the Chairman of the Board. Also, Yucaipa was entitled to receive an annual dividend equal to 4%, paid quarterly, of the base liquidation preference of $1,000 per share outstanding, payable in cash or in-kind at the Company’s option.
In the event of liquidation, dissolution or winding up of the affairs of the Company, Yucaipa, as holder of the preferred stock, would have been entitled to receive the redemption price of $1,000 per share plus all accrued dividends plus: (1) (a) 7.5% of the amount that the Company’s retained earnings exceeds $75 million less (b) the aggregate amount of any cash dividends paid on common stock which were not in excess of the amount of dividends paid on the preferred stock, divided by (2) the total number of preferred shares outstanding as of such date (the “adjusted liquidation preference”), before any payment was made to other stockholders. The preferred stock was subject to a mandatory offer of redemption if a change in control of the Company occurs.
See Note 2 for information regarding the Recapitalization Agreement, which was subsequently approved by shareholders on September 18, 2008, pursuant to which the preferred stock was converted to common stock.
9. Other Settlements
On May 21, 2008, the Company entered into a settlement agreement with Winthrop dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases. Because the underlying obligation was accounted for within continuing operations, the related loss on settlement was also recorded to continuing operations.

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
On August 25, 2008, the Company settled a lawsuit against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses. Such payment was received by the Company on September 26, 2008. The Company recorded a gain on settlement within its discontinued operations for the amount of the settlement payment.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2008, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2008, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel. On September 30, 2008, the former Chief Executive Officer J. Anthony Kouba resigned from his positions as Chief Executive Officer and Director of Simon Worldwide, Inc., effective as of the close of business on September 30, 2008. The Board of Directors of the Company elected Greg Mays to serve as the Company’s Chief Executive Officer, effective October 1, 2008.
Outlook
As a result of the stockholders’ deficit at December 31, 2007, significant losses from operations and lack of operating revenues, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
In connection with the Exchange and Recapitalization Agreement described in Note 2. Absence of Operating Business; Going Concern, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010 or (ii) December 31, 2011 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010 but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.
Notwithstanding the foregoing, the Company will not be required to be dissolved and liquidated if Overseas Toys, L. P., the Company’s largest shareholder, and/or any affiliate thereof shall have made a qualified offer no earlier than one hundred and twenty (120) days and at least sixty (60) days prior to the termination date and shall have consummated such qualified offer by having purchased all shares of stock properly and timely tendered and not withdrawn pursuant to the terms of the qualified offer.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007
The Company generated no sales or gross profits during the three months ended September 30, 2008 and 2007.
General and administrative expenses totaled $1.4 million during the three months ended September 30, 2008, compared to $.85 million during the same period in the prior year. The increase is primarily due to a lump sum payment of approximately $380,000 made to the former chief executive officer upon termination of his services to the Company in accordance with his Executive Services Agreement with the difference primarily related to expenses associated with the holding of the Company’s Special Meeting of Stockholders on September 18, 2008.
Interest income totaled $.1 million during the three months ended September 30, 2008, compared to $.2 million during the same period in the prior year. Interest income is earned on the Company’s cash bank balances and primarily indexed to the Fed Fund Rate. The decrease in interest income resulting from the decrease in the Fed Fund Rate was only partially offset by an increased average cash balance.
Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007
The Company generated no sales or gross profits during the nine months ended September 30, 2008 and 2007.
General and administrative expenses totaled $3.0 million during the nine months ended September 30, 2008, compared to $2.2 million during the same period in the prior year. The increase was primarily due to a lump sum payment of approximately $380,000 made to the former chief executive officer upon termination of his services to the Company in accordance with his Executive Services Agreement and increased costs of $.5 million associated with the holding of the Company’s Special Meeting of Stockholders on September 18, 2008, compared to its 2007 Annual Meeting of Stockholders on July 19, 2007, partially offset by a reduction of $.1 million in payments made on the Company’s former lease with Winthrop Resources Corporation (“Winthrop”).
Interest income totaled $.3 million during the nine months ended September 30, 2008, compared to $.6 million during the same period in the prior year. Interest income is earned on the Company’s cash bank balances and primarily indexed to the Fed Fund Rate. The decrease in interest income resulting from the decrease in the Fed Fund Rate was only partially offset by an increased average cash balance.
On May 21, 2008, the Company entered into a settlement agreement with Winthrop dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases. Accordingly, the Company recorded a loss on settlement during the nine months ended September 30, 2008.
The Company recorded an investment impairment of approximately $15,000 during the nine months ended September 30, 2008, and a nominal investment impairment during the same period in the prior year. Such impairments were recorded to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
On July 10, 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its other holdings. The Company’s total gain related to the sale of this holding was $1.86 million which was included in the Company’s consolidated statement of operations for the nine months ended September 30, 2008. In addition, there was approximately $4,000 recorded to the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
The Company generated no sales or gross profits during the three months ended September 30, 2008 and 2007.
The Company recorded general and administrative expenses of $.1 million during the three months ended September 30, 2008, compared to approximately $(1,000) during the same period in the prior year, both of which primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $1.8 million during the three months ended September 30, 2008, compared to $.1 million during the same period in the prior year. The increase is primarily attributable to the settlement of a lawsuit by Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses.
Interest income totaled approximately $4,000 during the three months ended September 30, 2008, compared to approximately $11,000 during the same period in the prior year. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk. Over time, the amount of each payment received attributable to principal increases resulting in a decreasing amount of each payment attributable to interest.
The income tax provision totaled $.1 million due to California suspending the use of net operating losses to offset net income for the 2008 and 2009 tax years.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
The Company generated no sales or gross profits during the three months ended September 30, 2008 and 2007.
The Company recorded general and administrative expenses of $.4 million during the nine months ended September 30, 2008, compared to approximately $(16,000) during the same period in the prior year, both of which primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $2.4 million during the nine months ended September 30, 2008, compared to $.2 million during the same period in the prior year. The increase is attributable to the settlement of a lawsuit by Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses, with the remainder attributable to the settlement of a lawsuit against the

Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company.
Interest income totaled approximately $19,000 during the nine months ended September 30, 2008, compared to approximately $36,000 during the same period in the prior year. These amounts relate to imputed interest income earned related to the New Subordinated Note with Cyrk. Over time, the amount of each payment received attributable to principal increases resulting in a decreasing amount of each payment attributable to interest.
The income tax provision totaled $.1 million due to California suspending the use of net operating losses to offset net income for the 2008 and 2009 tax years.
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
The Company continues to incur operating losses in 2008 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand and the recovery of certain long-term investments. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $1.75 million received from Yucaipa AEC in July 2008 (see Note 5), and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
The Board of Directors of the Company continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful.
On June 11, 2008, the Company entered into an Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Overseas Toys, L. P. (“Overseas Toys”), the holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock would be converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. The Recapitalization Agreement was negotiated on the Company’s behalf by the Special Committee of disinterested directors which, based in part upon the opinion of the Special Committee’s financial advisor, determined that the transaction was fair to the holders of common stock from a financial point of view. At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement.
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $66.1 million and state NOLs of approximately $35.1 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. In 2008, California suspended the ability of businesses to use California NOLs to reduce California income tax obligations for tax years 2008 and 2009. Based on a review of the Company’s NOLs by its outside tax advisors and with the exception of the two-year NOL suspension implemented by California in 2008, the Company does not anticipate that the recapitalization will materially or adversely impact the Company’s ability to use its NOLs.
Continuing Operations
Working capital from continuing operations was $16.7 million and $15.7 million at September 30, 2008, and December 31, 2007, respectively.
Net cash used in operating activities from continuing operations during the nine months ended September 30, 2008, totaled $.3 million primarily due to a loss from continuing operations of $0.9 million partially offset by a change in working capital items. Net cash used in operating activities from continuing operations during the nine months ended September 30, 2007, totaled $1.4 million primarily due to a loss from continuing operations of $1.6 million partially offset by a change in working capital items.
There was nominal cash provided by investing activities from continuing operations during the nine months ended September 30, 2008 and 2007.
There were no cash flows from financing activities during the nine months ended September 30, 2008 and 2007.
On July 10, 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its other holdings. The Company’s total gain related to the sale of this holding was $1.86 million which was included in the Company’s consolidated statement of operations for the nine months ended September 30, 2008.
The Company has a remaining interest of approximately $115,000 in the investment noted above at September 30, 2008. This is in addition to the recorded value of Company’s other investment in Yucaipa AEC of $1.0 million at September 30, 2008, consisting of the Company’s indirect interest in the Source shares held by Yucaipa AEC. These items, along with a separate investment in a technology related company of approximately $149,000, are included in the investments line item on the balance sheet.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.5 million and $.9 million at September 30, 2008, and December 31, 2007, respectively.
Net cash provided by discontinued operations during the nine months ended September 30, 2008, totaled $2.1 million primarily due to the settlement of a lawsuit by the Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses, $.2 million associated with payments received related to the New Subordinated Note from Cyrk (see Note 8), and $.2 million cash transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations. Net cash provided by operating activities of discontinued operations during the nine months ended September 30, 2007, totaled $.7 million primarily due to $.3 million income from discontinued operations resulting from the gain associated with payments received on the New Subordinated Note from Cyrk (see Note 8) and $.4 million cash transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.
There were no investing activities within discontinued operations during the nine months ended September 30, 2008. Net cash provided by investing activities within discontinued operations during the nine months ended September 30, 2007, totaled $.2 million primarily due to a decrease in restricted cash which was transferred to continuing operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.
There were no financing activities within discontinued operations during the nine months ended September 30, 2008 and 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.
ITEM 4. CONTROLS AND PROCEDURES
Inapplicable.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On March 14, 2007, the trial court granted a Motion for Summary Judgment in favor of PricewaterhouseCoopers LLP (“PWC”) in previously disclosed litigation. The Company appealed this ruling and on May 19, 2008, the California Court of Appeal for the Second Appellate District reversed the Summary Judgment ruling in favor of PWC and remanded the case back to the trial court. On August 25, 2008, the Company entered into a settlement agreement with PWC, which settlement included the payment to the Company of $1.75 million, net of attorney’s fees and expenses, and an exchange of mutual releases. Such payment was received by the Company on September 26, 2008.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement, previously filed with the Securities and Exchange Commission (the “SEC”) as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 12, 2008, and incorporated herein by reference, as described in the Company’s Proxy Statement on Schedule 14A previously filed with the SEC on August 19, 2008, and incorporated herein by reference.
The number of shares issued, outstanding and eligible to vote as of the record date of August 15, 2008 was 16,295,041, representing 20,468,475 eligible votes. Proxies were tabulated representing 19,807,615.57 shares or 96.77 percent of the eligible voting shares.
The votes cast for, against or withheld, as well as the number of abstentions, as appropriate, relating to each matter voted upon is detailed below.
Proposal Number One: Increase the Number of Authorized Shares of Common Stock from 50,000,000 to 100,000,000

FOR	16,454,416.57
AGAINST	30,585
ABSTAIN	226,750
BROKER NON-VOTES	3,095,864

Proposal Number Two: Effect the Conversion and Reclassification of the Outstanding Shares of Series A Preferred Stock into Shares of Common Stock

FOR	16,466,466.57
AGAINST	17,335
ABSTAIN	227,950
BROKER NON-VOTES	3,095,864
Proposal Number Three: Eliminate the Preferred Stock as an Authorized Class of Capital Stock of the Company

FOR	16,469,591.57
AGAINST	15,210
ABSTAIN	226,950
BROKER NON-VOTES	3,095,864
Proposal Number Four: Require a Minimum Number of Directors Not Affiliated with and Independent of Overseas Toys and its Affiliates and Provide for Specified Manners in which Vacancies of such Independent Directors Will Be Filled and such Independent Directors May Be Removed

FOR	19,082,717.57
AGAINST	502,605
ABSTAIN	222,293
Proposal Number Five: Require the Approval by the Independent Directors of Certain Business Combinations Involving Related Party Transactions

FOR	19,048,247.57
AGAINST	542,837
ABSTAIN	216,531
Proposal Number Six: Require the Officers of the Company to Take the Steps Necessary to Cause the Dissolution and Liquidation of the Company under Certain Circumstances Unless a Specified Business Combination Is Timely Consummated

FOR	16,466,412.57
AGAINST	23,429
ABSTAIN	221,910
BROKER NON-VOTES	3,095,864
Proposal Number Seven: Amend the Charter in Order to Specify that a Dissolution and Liquidation of the Company Would Not Be Required to Occur as Described in Proposal Number Six above if Overseas Toys Timely Makes an Offer to Buy the Outstanding Stock of the Company it Does Not Already Own under Certain Circumstances and Timely Consummates such Offer

FOR	19,079,062.57
AGAINST	507,207
ABSTAIN	221,346
Proposal Number Eight: Restrict the Company’s Ability to Enter into a Business Combination or Other Investment Transaction Outside the Ordinary Course of Business that Would Not Be of at Least a Specified Size

FOR	19,053,465.57
AGAINST	531,973
ABSTAIN	222,177

Proposal Number Nine: Provide for Specified Required Approvals to Amend Article XII of the Company’s Proposed Amended and Restated Charter

FOR	19,039,301.57
AGAINST	535,919
ABSTAIN	232,395
Following stockholder approval, the Company filed with the Secretary of State of Delaware a Restated Certificate of Incorporation, effecting as of September 18, 2008, the amendments to the Company’s certificate of incorporation previously in effect.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits filed herewith:
31	Certification of Greg Mays pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Certification of Greg Mays pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2008	SIMON WORLDWIDE, INC.

/s/ Greg Mays Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)