Form 10-K
period 2008-12-31
SIMON WORLDWIDE INC
filed 2009-03-27
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐     No ☑

At June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant was $6,058,920.

At March 9, 2009, 54,201,080 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

General

Prior to August 2001, Simon Worldwide, Inc. (the “Company”), incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The major client of the Company had been McDonald’s Corporation (“McDonald’s”), for which the Company’s Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing, and promotional retail items. Net sales to McDonald’s and Philip Morris, another significant client, accounted for 78% and 8%, respectively, of total net sales in 2001.

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2008, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2008, the Company had stockholders’ equity of $16.9 million. For the year ended December 31, 2008, the Company had net income of $.6 million. The Company incurred losses within its continuing operations in 2008 and continues to incur losses in 2009 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $1.75 million received from Yucaipa AEC in July 2008, and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC in September 2008, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2008, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by the Yucaipa Companies, a Los Angeles, California based investment firm. Yucaipa AEC in turn principally holds an investment in the common stock of Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America, and a provider of magazine information and front-end management services for retailers and a publisher of approximately 75 magazine titles. Prior to 2005, this investment was in Alliance Entertainment Corp. (“Alliance”) which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge at the time of $10.0 million to write down this investment. In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.

On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro-rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity (deficit). There were adjustments totaling $2.7 million during 2008 which reduced the recorded value of the Company’s investment in Yucaipa AEC. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.

The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel. On September 30, 2008, the former Chief Executive Officer J. Anthony Kouba resigned from his positions as Chief Executive Officer and Director of the Company, effective as of the close of business on September 30, 2008. The board of directors of the Company (the “Board of Directors”) elected Greg Mays to serve as the Company’s Chief Executive Officer, effective October 1, 2008.

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

On June 11, 2008, the Company entered into an Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Overseas Toys, L.P. (“Overseas Toys”), the former holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock would be converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. The Recapitalization Agreement was negotiated on the Company’s behalf by the Special Committee of disinterested directors which, based in part upon the opinion of the Special Committee’s financial advisor, determined that the transaction was fair to the holders of common stock from a financial point of view.

In connection with the Recapitalization Agreement, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010, or (ii) December 31, 2011, in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010, but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, the officers of the

Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.

Notwithstanding the foregoing, the Company will not be required to be dissolved and liquidated if Overseas Toys and/or any affiliate thereof shall have made a qualified offer no earlier than one hundred and twenty (120) days and at least sixty (60) days prior to the termination date and shall have consummated such qualified offer by having purchased all shares of stock properly and timely tendered and not withdrawn pursuant to the terms of the qualified offer.

At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement.

In the exchange, the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represents a return to the common stockholders. This return is included in the computation of net income available to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2008.

2001 Sale of Business

In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt, $8 million cash, and a 10% per annum five-year subordinated note in the amount of $2.3 million. CPG had been engaged in the corporate catalog and specialty advertising segment of the promotions industry. As specified in the Purchase Agreement, and the Company agreed to transfer its former name, Cyrk, to the buyer. There is no material relationship between Cyrk and the Company or any of its affiliates, directors or officers, or any associate thereof, other than the relationship created by the Purchase Agreement and related documents. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to secure partial performance of assumed liabilities and the balance due on the note was forgiven, subject to a reinstatement thereof in the event of default by Cyrk under such assumed liabilities.

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

On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note, or the Confession of Judgment. So long as Cyrk did not default on the New Subordinated Note, the Company agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Through September 30, 2008, the Company had collected $1.3 million from Cyrk under the New Subordinated Note. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. There is no assurance that the Company will be successful in enforcing the Confession of Judgment and collecting any further payments.

Item 1A.	Risk Factors

The following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the Company’s current year and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Uncertain Outlook

The Company no longer has any operating business. As a result of this fact, together with significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful. In addition, there is a risk that the Company will not be able to consummate a business combination. In connection with the Recapitalization Agreement (see Note 1), and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010, or (ii) December 31, 2011, in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010, but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.

Dependence on Key Personnel

We are dependent on several key personnel, including our directors. In light of our uncertain outlook, there is no assurance that our key personnel can be retained. The loss of the services of our key personnel would harm the Company. In addition, the Company has a limited number of personnel. As such, this presents a challenge in maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002. If Section 404 compliance is not properly maintained, the Company’s internal control over financial reporting may be adversely affected.

Investments

The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company’s investment portfolio totaled $.3 million as of December 31, 2008.

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

In September 2008, the Company renewed a 12-month lease agreement for 2,600 square feet of office space in Los Angeles, California, with a monthly rent of approximately $5,200, into which the Company relocated its remaining scaled-down operations in 2004. For a summary of the Company’s minimum rental commitments under all non-cancelable operating leases as of December 31, 2008, see Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

On November 25, 2008, the law firm of Neville Peterson LLP brought a lawsuit against the Company in the Superior Court of the District of Columbia seeking approximately $260,000 in fees for the performance of legal services in connection with customs laws matters performed in 2001. On December 8, 2008, the Company removed the case to the U.S. District Court for the District of Columbia. The Company in its answer claims, among other things, that the claims are barred by the statute of limitations and laches. There have been no other developments in the case.

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

	2008		2007
	High	Low	High	Low

First quarter	$0.43	$0.30	$0.40	$0.28
Second quarter	0.51	0.30	0.45	0.31
Third quarter	0.45	0.29	0.50	0.35
Fourth quarter	0.40	0.15	0.41	0.31

As of March 9, 2009, the Company had approximately 392 holders of record of its common stock. The last reported sale price of the Company’s common stock on March 9, 2008, was $.19.

The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

During 2008, the Company did not repurchase any of its common stock.

Stock Performance Graph

The following graph assumes an investment of $100 on December 31, 2003, and compares changes thereafter through December 31, 2008, in the market price of the Company’s common stock with (1) the Nasdaq Composite Index (a broad market index) and (2) the Russell 2000 Index. The Russell 2000 Index was used in place of a published industry or line-of-business index because although the Company formerly had marketing services operations, the Company currently has no operating business. As such, a published industry or line-of-business index would not provide a meaningful comparison and the Company cannot reasonably identify a peer group. As an alternative, the Company used the Russell 2000 Index which represents a capitalization-weighted index designed to measure the performance of the 2,000 smallest publicly traded U.S. companies, in terms of market capitalization, that are a subset of the Russell 3000 Index. The Nasdaq Composite Index measures all Nasdaq domestic and international based common type stocks listed on The Nasdaq Stock Market and includes over 3,000 companies.

The performance of the indices is shown on a total return (dividend reinvestment) basis; however, the Company paid no dividends on its common stock during the period shown. The graph lines merely connect the beginning and ending of the measuring periods and do not reflect fluctuations between those dates.

Comparison of Cumulative Total Return

	Fiscal Year Ended
	2003	2004	2005	2006	2007	2008
SWWI	$100	$217	$367	$483	$667	$617

NASDAQ	100	109	110	121	132	79

Russell 2000	100	109	114	132	129	84

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share data)

Selected income statement data:
Continuing operations:
Net sales	$—	$—	$—	$—	$—
Net loss	(1,156)	(2,093)	(2,625)	(2,684)	(3,625)
Income (loss) per common share available to common shareholders:
Basic	0.65	(0.21)	(0.23)	(0.23)	(0.29)
Diluted	0.62	(0.21)	(0.23)	(0.23)	(0.29)
Discontinued operations:
Net sales	—	—	—	—	—
Net income (loss)	1,777	312	707	(478)	24,261 (a)
Income (loss) per common share available to common shareholders:
Basic	0.07	0.02	0.04	(0.03)	1.46
Diluted	0.06	0.02	0.04	(0.03)	1.46

	December 31,
	2008		2007	2006	2005	2004
	(In thousands)

Selected balance sheet data:
Cash and cash equivalents(b)	$16,660		$16,134	$17,637	$16,473	$18,892
Total assets	17,946		20,427	26,590	31,822	26,123
Redeemable preferred stock	—	(c)	33,696	32,381	31,118	29,904
Stockholders’ equity (deficit)	16,922		(14,868)	(7,236)	(841)	(7,749)

(a)	In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13,000 and due to the elimination of liabilities associated with the settlement of approximately $12,000, the Company recorded a gain of approximately $25,000.

(b)	Includes only non-restricted cash and cash included in discontinued operations in the balance sheets of $84 for December 31, 2008, and $408 and $163 as of December 31, 2006 and 2005, respectively.

(c)	At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation in order to effect a recapitalization of the Company wherein the Company issued 37,940,756 shares of common stock in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2008, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2008, the Company had stockholders’ equity of $16.9 million. For the year ended December 31, 2008, the Company had net income of $.6 million. The Company incurred losses within its continuing operations in 2008 and continues to incur losses in 2009 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $1.75 million received from Yucaipa AEC in July 2008, and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC in September 2008, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel. On September 30, 2008, the former Chief Executive Officer J. Anthony Kouba resigned from his positions as Chief Executive Officer and Director of the Company, effective as of the close of business on September 30, 2008. The Board of Directors of the Company elected Greg Mays to serve as the Company’s Chief Executive Officer, effective October 1, 2008.

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

Management applies the following critical accounting policies in the preparation of the Company’s consolidated financial statements:

Long-Term Investments

In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company had invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions, and other economic factors. The carrying value of the Company’s investment portfolio totaled $.3 million as of December 31, 2008.

Investments are designated as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standard No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income (loss) component of stockholders’ equity (deficit). Other investments, for which there are no readily available market values, are accounted for under the cost method and carried at the lower of cost or estimated fair value. The Company assesses on a periodic basis whether declines in fair value of investments below their amortized cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. During 2008, 2007, and 2006, the Company recorded investment impairments of approximately $30,000, $2,000, and $16,000, respectively, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

At December 31, 2008, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by the Yucaipa Companies, a Los Angeles, California based investment firm. Yucaipa AEC in turn principally holds an investment in the common stock of Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America, and a provider of magazine information and front-end management services for retailers and a publisher of approximately 75 magazine titles. Prior to 2005, this investment was in Alliance Entertainment Corp. (“Alliance”) which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

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

On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro-rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity (deficit). There were adjustments during 2008 which reduced the recorded value of the Company’s investment in Yucaipa AEC totaling $2.7 million. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.

While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.

During 2008, the Company recorded investment impairment of approximately $30,000 to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

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

On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note, or the Confession of Judgment. So long as Cyrk did not default on the New Subordinated Note, the Company agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. There is no assurance that the Company will be successful in enforcing the Confession of Judgment and collecting any further payments.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS 157 did not have a material effect on its consolidated statements of financial position or results of operations.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the implementation for the non-recurring non-financial assets and liabilities from fiscal years beginning after November 15, 2007, to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 were applied prospectively. The statement provisions effective as of January 1, 2008, did not have a material effect on the Company’s consolidated statements of financial position or results of operations and the Company does not believe that the remaining provisions effective on January 1, 2009, will have a material effect on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations.” SFAS 141R (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009, for all acquisitions. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated statements of financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will be effective for the Company’s 2009 fiscal year. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

Significant Contractual Obligations

The following table includes certain significant contractual obligations of the Company at December 31, 2008:

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands)

Operating leases(a)	$47	$47	$—	$—	$—

(a)	Payments for operating leases are recognized as an expense in the consolidated statement of operations on a straight-line basis over the term of the lease.

Other Commercial Commitments

The following table includes certain commercial commitments of the Company at December 31, 2008:

	Total
	Committed at
	December 31,	Total Committed at end of
	2008	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
	(In thousands)

Standby letters of credit	$36	$36	$36	$36	$36	$36	$36

The amount committed at December 31, 2008, relates to a letter of credit provided by the Company to support the Company’s periodic payroll tax obligations.

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

Continuing Operations

2008 Compared to 2007

There were no revenues during 2008 and 2007.

General and administrative expenses totaled $3.6 million in 2008 compared to $2.9 million in 2007. The increase was primarily due to a lump sum payment totaling $.4 million made in 2008 to the former Chief Executive Officer upon termination of his services to the Company in accordance with his Executive Services Agreement and $.5 million in costs associated with the holding of the Company’s Special Meeting of Stockholders on September 18, 2008, partially offset by $.1 million reduction in fourth quarter labor cost associated with the former Chief Executive Officer’s termination of his services to the Company on September 30, 2008, and a $.1 million reduction in lease and other expenses. Changes in general and administrative expenses going forward are dependent on the outcome of the various alternative courses of action for the Company being considered by the Board of Directors, which include possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful. Accordingly, the Company cannot predict changes in general and administrative expenses going forward.

Interest income totaled $.3 million in 2008 compared to $.8 million in 2007. The decrease is primarily related a significant decrease in the average fed funds rate, to which the Company’s largest cash account was indexed for substantially the entire year. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $1.75 million received from Yucaipa AEC in 2008, and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC in September 2008, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

Loss on settlement during 2008 related to a settlement agreement the Company entered into with Winthrop on May 21, 2008, dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases.

Investment income during 2008 totaled approximately $23,000 which consisted of an investment gain of approximately $53,000 partially offset by investment impairments totaling approximately $30,000. The investment impairments were recorded to adjust the recorded value of investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expected from such investments. The Company recorded an investment gain during 2007 of approximately $3,000, net of a nominal investment impairment of approximately $2,000.

During 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. In addition, the Company had a receivable for approximately $350,000 on its December 31, 2008, balance sheet for additional amounts received in March 2009 related to this transaction. Accordingly, the Company’s total gain related to the sale of this holding was $2.1 million which was included in the Company’s consolidated statement of operations. In addition, there was approximately $4,000 recorded to the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC.

Redeemable preferred stock dividends totaled $1.0 million in 2008 compared to $1.3 million in 2007. The decrease is due to the exchange of all outstanding shares of preferred stock for shares common stock during 2008. At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation in order to effect a recapitalization of the Company where the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represents a return to the Company. This return is included in the excess of carrying value of preferred stock over fair value of common stock issued line item in the accompanying consolidated statement of operations for the year ended December 31, 2008.

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

Interest income totaled $.8 million in 2007 compared to $.9 million in 2006. The decrease is primarily related a decrease in the average fed funds rate, to which the Company’s largest cash account was indexed, as well as a decrease in the average unrestricted cash balance due to the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters.

The Company recorded an investment gain during 2007 of approximately $3,000, net of a nominal investment impairment of approximately $2,000. During 2006, the Company recorded an investment impairment of approximately $16,000. The investment impairments were recorded to adjust the recorded value of the Company’s investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expected from such investments.

Redeemable preferred stock dividends totaled $1.32 million in 2007 compared to $1.27 million in 2006. Dividends are paid in additional shares of preferred stock, and accordingly, any subsequent year’s dividend will be based on a larger amount of preferred stock outstanding. Thus, each year’s dividend increased at an annual rate of 4%, compounded quarterly, in accordance with the terms of the preferred stock.

Discontinued Operations

2008 Compared to 2007

There were no revenues or gross profit during 2008 and 2007. In addition, there were approximately $.5 million and $47,000 of general and administrative expenses during 2008 and 2007, respectively, which related to adjustments to decrease the recorded value of a cash surrender value related asset.

The Company recorded a gain on settlement of approximately $2.4 million during 2008 compared to $.3 million during 2007. The 2008 amount is attributable to the settlement of a lawsuit by Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses, $.4 million attributable to the settlement of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company, and $.2 million representing collections, net of imputed interest of approximately $19,000, related to the New Subordinated Note with Cyrk. The 2007 amount represented collections, net of imputed interest of approximately $45,000, related to the New Subordinated Note with Cyrk.

Interest income totaled approximately $19,000 during 2008 and $45,000 during 2007. These amounts relate to imputed interest income earned on the New Subordinated Note with Cyrk. As the Company receives payments, a greater portion of such payment is allocated to principal and a lesser portion of such payment is allocated to interest which accounts for part of the decrease in interest income from 2007 to 2008. The decrease in interest income also related to the Company not receiving any payments on the New Subordinated Note with Cyrk during the fourth quarter of 2008.

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

Other expenses were $27,000 during 2006. The amount related to a loss on disposal of the Company’s remaining subsidiaries in Europe and Hong Kong.

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

Liquidity and Capital Resources

The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company’s cash position. As a result of the significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company incurred losses within its continuing operations in 2008 and continues to incur losses in 2009 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income within its continuing operations, the source of current and future working capital is expected to be cash on hand, the recovery of certain long-term investments, and any future proceeds from litigation. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders.

Continuing Operations

Working capital attributable to continuing operations at December 31, 2008 and 2007 was $16.6 million and $15.7 million, respectively.

Net cash used in operating activities from continuing operations during 2008 totaled $1.3 million, primarily due to a loss from continuing operations resulting from the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters, and a net change in working capital items. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004 of $13 million, after attorney’s fees, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In addition, the Company does not expect any significant capital expenditures in the foreseeable future.

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

There was nominal cash provided by investing activities during 2008 and 2007.

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

There were no financing cash flows within continuing operations during 2008, 2007, and 2006.

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

Discontinued Operations

Working capital deficit attributable to discontinued operations at December 31, 2008 and 2007, was $.4 million and $.9 million, respectively.

Net cash provided by discontinued operations during 2008 totaled $1.8 million primarily due to the settlement of a lawsuit by the Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses, and $.2 million associated with payments received related to the New Subordinated Note from Cyrk, partially offset by $.1 million of cash transferred to discontinued operations to ensure discontinued operations had sufficient assets from discontinued operations to cover liabilities from discontinued operations.

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

Cash provided by investing activities of discontinued operations totaled $0, $.2 million, and $.2 million, during 2008, 2007, and 2006, respectively, primarily due to reductions in restricted cash.

There were no financing activities of discontinued operations during 2008, 2007, and 2006.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer and principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2008, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

The Company’s certificate of incorporation provides that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than fifteen) and that the Board of Directors shall be divided into three classes. On September 1, 1999, the Company entered into a Securities Purchase Agreement with Overseas Toys, L.P. (“Overseas Toys”), an affiliate of Yucaipa, the former holder of all of the Company’s outstanding series A senior cumulative participating convertible preferred stock, pursuant to which the Company agreed to fix the size of the Board of Directors at seven members. Yucaipa had the right to designate three individuals to the Board of Directors and to designate the chairman of the board.

On June 11, 2008, the Company entered into an Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Overseas Toys, that, among other things, provided for the conversion of all of the Company’s outstanding series A senior cumulative participating convertible preferred stock into shares of common stock representing 70% of the shares of common stock outstanding immediately following the recapitalization. In addition, Overseas Toys would be able to designate 70% of the members of the Board of Directors, rounded up or down to the nearest director. At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement. The designees of Overseas Toys currently serving on the Board of Directors are Ira Tochner, Brad Nugent, and Greg Mays. Mr. Nugent was appointed to the Board of Directors by Overseas Toys effective January 31, 2009.

On September 30, 2008, J. Anthony Kouba resigned from his positions as Chief Executive Officer and director of the Company effective as of the close of business on September 30, 2008.

The following table sets forth the names and ages of the Directors, and the years in which each individual has served as a director:

			Year Term
Name	Age	Class	Expires	Service as Director

Joseph W. Bartlett	75	I	2009	1993 to present
Allan I. Brown	68	I	2009	1999 to present
Greg Mays	62	II	2010	2004 to present
Brad Nugent	29	II	2010	2009
Ira Tochner	47	II	2010	2006 to present
Terrence Wallock	64	III	2008	2006 to present

No stockholders meeting to elect directors has been held since 2007. In accordance with Delaware law and the Company’s by-laws, the directors’ terms continue until their successors are elected and qualified.

Business History of Directors and Executive Officers

Mr. Bartlett is engaged in the private practice of law as of counsel to the law firm of Sullivan & Worcester LLP. He was of counsel to the law firm of Sonnenschein Nath & Rosenthal LLP from February 2008 through September 2008, and he was of counsel to the law firm of Fish & Richardson, P.C. from 2003 through January 2008. From 1996 through 2002, Mr. Bartlett was a partner in the law firm of Morrison & Foerster LLP. He was a partner in the law firm of Mayer, Brown & Platt from July 1991 until March 1996. From 1969 until November 1990, Mr. Bartlett was a partner of, and from November 1990 until June 1991 he was of counsel to, the law firm of Gaston & Snow. Mr. Bartlett served as Under Secretary of the United States Department of Commerce from 1967 to 1968 and as law clerk to the Chief Justice of the United States in 1960.

Mr. Brown was the Company’s chief executive officer and president from July 2001 until March 2002 when his employment with the Company terminated. From November 1999 to July 2001, Mr. Brown served as the Company’s co-chief executive officer and co-president. From November 1975 until March 2002, Mr. Brown served as the chief executive officer of Simon Marketing.

Mr. Mays is a consultant and private investor. He has served as the Company’s Chief Executive Officer since October 2008 and Chief Financial Officer since May 2003. Throughout his career, Mr. Mays has held numerous executive and financial positions, most recently as chairman of the board of Wild Oats Markets, Inc. from July 2006 to August 2007. Mr. Mays also served as executive vice president-finance and administration of Ralphs Grocery Company from 1995 to 1999. Mr. Mays also serves as Chairman of the board of directors and Chief Executive Officer of Source Interlink Companies, Inc. and serves on the board of directors of The Great Atlantic & Pacific Tea Company, Inc.

Mr. Nugent joined The Yucaipa Companies in 2005. Prior to joining Yucaipa, Bradford was a member of the Leveraged Finance Group at CIBC World Markets in addition to serving as an Investment Associate at Flag Capital Management, a multi-strategy hedge fund. He currently serves on the board of AFA Foods, Inc., and is actively involved in several other investments in Yucaipa’s portfolio.

Mr. Tochner is a partner of Yucaipa. Prior to joining Yucaipa in 1990, Mr. Tochner was a manager in the audit division of Arthur Andersen & Co. He is also a director of Ceiva Logic, Inc. and Americold Realty Trust.

Mr. Wallock is an attorney, consultant, and private investor. He also serves as the Company’s secretary and acting general counsel. Prior to engaging in a consulting and private legal practice in 2000, he served a number of public companies as senior executive and general counsel, including Denny’s Inc., The Vons Companies, Inc., and Ralphs Grocery Company. Mr. Wallock also serves on the board of directors of Source Interlink Companies, Inc. and Carttronics L.L.C.

The Company’s ongoing operations are managed by Greg Mays, Chief Executive Officer and Principal Financial Officer, in consultation with Terry Wallock, the Company’s acting general counsel.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock on an as-converted basis (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2008, and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a code of ethics applicable to all directors, officers, and employees which is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company undertakes to provide a copy to any person without charge upon written request.

Audit Committee Financial Expert

The members of the Audit Committee of the Board of Directors are Messrs. Bartlett (chairman) and Brown. The Audit Committee does not currently have a “financial expert,” as defined in the rules of the Securities and Exchange Commission, and required under rules applicable to national stock exchanges because the Company is no longer listed on a national stock exchange. On May 3, 2002, the Company’s stock was delisted by Nasdaq due to the fact that the Company’s stock was trading at a price below the minimum Nasdaq requirement. In the event the Company should ever qualify and seek relisting, the Company would be required to have an audit committee financial expert.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The principal responsibilities of the Compensation Committee are:

•	to discharge the Board of Directors’ responsibilities relating to the compensation of the Company’s directors, officers and key employees;

•	to be responsible for the administration of the Company’s incentive compensation and stock plans;

•	to be responsible for the review and recommendation to the Board of Directors of the Company’s Compensation Discussion and Analysis; and

•	to be responsible for the production of an annual report on executive compensation for inclusion in the Company’s proxy statement or Form 10-K, as applicable.

The Compensation Committee did not meet during 2008.

Compensation Philosophy and Objectives

The Compensation Committee has tried to structure compensation to:

•	provide competitive compensation that will attract and retain qualified officers and key employees;

•	reward officers and key employees for their contributions to the Company; and

•	align officers’ and key employees’ interests with the interests of shareholders.

The Compensation Committee endeavors to achieve these objectives while at the same time providing for administrative costs to be as low as possible.

Setting Executive Compensation

The Company did not make any change to the compensation arrangements existing prior to the beginning of 2008 for the Company’s executive officers, as the Compensation Committee determined that the existing arrangements were structured to achieve the key objectives outlined above, which the Compensation Committee believes will ultimately enhance shareholder value.

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

2008 Executive Compensation Components

As detailed below under the title “Executive Services Agreements with Officers,” the agreement that the Company has entered into with its remaining executive officer is terminable on 90 days notice by either the Company or Greg Mays. During any such notice period or for the time with respect to which an equivalent payment is made, the executive is entitled to receive health benefits from the Company and provide for mutual releases upon termination. The Company believes that it has structured its post-termination payments so as to be able to attract needed talent, but to minimize the magnitude of its post-termination financial obligations. Given that the Company currently has no operating business, the Compensation Committee has structured compensation pursuant to the Executive Services Agreement to consist exclusively of cash compensation, paid currently.

The Company has historically made equity awards to its directors and executive officers, though did not make any such awards in 2008 as the Compensation Committee believed that the key objectives of compensation outlined above were more appropriately satisfied by cash compensation, paid currently, pending a refocus of the Company’s business. Previously, awards were made pursuant to the terms of the Company’s 1993 Omnibus Stock Plan, which expired by its terms in 2003, and pursuant to the terms of the Company’s 1997 Acquisition Stock Plan, which expired by its terms on April 4, 2007, although there are no outstanding awards granted under that plan. The Company does not have any program, plan, or practice of timing option grants to its executives in coordination with the release of material non-public information and did not have any such program, plan, or practice during 2008.

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

Summary Compensation Table

The following table sets forth the compensation the Company paid or earned by individuals who have served as principal executive officer or principal financial officer during the year. The Company had no other executive officers. During 2008, 2007, and 2006, there were no bonuses, stock awards, option awards, non-equity incentive plan compensation, pension earnings, or non-qualified deferred compensation earnings.

				(b)
		(a)		All Other
Name and Principal Position	Year	Salary		Compensation		Total

J. Anthony Kouba	2008	$266,374	(c)	$411,500	(d)	$677,874
Former Chief Executive Officer	2007	350,000		78,000	(e)	428,000
and former Director	2006	350,000		88,000	(f)	438,000
Greg Mays	2008	210,000		74,000	(g)	284,000
Chief Executive Officer,	2007	210,000		66,000	(h)	276,000
Chief Financial Officer, and Director	2006	210,000		289,467	(i)	499,467

(a)	All cash compensation received by each individual in their capacity as an executive officer consists of salary.

(b)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted for all of the individuals in the table because the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(c)	On September 30, 2008, J. Anthony Kouba resigned from his positions as Chief Executive Officer and Director of the Company, effective as of the close of business on September 30, 2008.

(d)	Amount consists of $37,500 for board retainer, $24,000 for board meeting fees, and $350,000 severance.

(e)	Amount consists of $50,000 for board retainer and $28,000 for board meeting fees.

(f)	Amount consists of $50,000 for board retainer and $38,000 for board meeting fees.

(g)	Amount consists of $50,000 for board retainer and $24,000 for board meeting fees.

(h)	Amount consists of $50,000 for board retainer and $16,000 for board meeting fees.

(i)	Consists of $210,000 for severance paid for termination of 2003 Executive Services Agreement, $48,077 for board retainer, $26,000 for board meeting fees, and $5,390 for other accrued compensation paid. The Company and Mr. Mays subsequently entered into a new agreement in March 2006 which provided for the same annual salary and is terminable by either party upon 90 days notice.

Grants of Plan-Based Awards

There were no grants of equity or non-equity plan-based awards during the last fiscal year.

Executive Services Agreements with Officers

In May 2003, the Company entered into Executive Services Agreements with Messrs. Kouba and Mays. The purpose of the Agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreements provided for compensation at the rate of $6,731 per week to Mr. Kouba and $4,040 per week to Mr. Mays. Additional hourly compensation is provided after termination of the Agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2008, no such additional payments were made. The Agreements provided for the payment of health insurance benefits and for mutual releases upon termination.

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

On September 30, 2008, J. Anthony Kouba resigned from his positions as Chief Executive Officer and director of the Company effective as of the close of business on September 30, 2008.

Health benefits provided during 2008 by the Company to Mr. Kouba totaled $42,444, which included a $28,296 lump sum payment in connection with Mr. Kouba’s severance agreement, and to Mr. Mays totaled $37,720.

Outstanding Equity Awards at Fiscal Year-End

The following table includes information relating to the value of all unexercised options previously awarded to the executive officers named above as of December 31, 2008. In addition, there were no unexercisable options, unearned options, or stock awards outstanding as of December 31, 2008.

	Number of Securities	Option	Option
	Underlying Unexercised	Exercise	Expiration
Name and Principal Position	Options Exercisable	Price	Date

Greg Mays	10,000	$0.10	05/09/13
Chief Executive Officer, Chief Financial Officer, and Director

There were 55,000 options previously awarded to the former Chief Executive Officer, Tony Kouba, which expired unexercised 60 days after his September, 30, 2008, resignation.

Option Exercises and Stock Vested

There were no options exercised by the executive officers named above during the year ended December 31, 2008. In addition, the Company did not made any stock awards and there was no vesting of stock awards during 2008.

Post-Employment Compensation

The Company does not have any pension plans or non-qualified deferred compensation arrangements.

Potential Payments upon Termination

Voluntary Termination:

The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of voluntary termination.

Involuntary Termination:

The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of involuntary termination other than the payment of salary during the 90-day notice period which would total $52,500.

Retirement:

Mr. Mays’ New Executive Services Agreement does not provide for any payment in the case of retirement.

Change in Control:

The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of a change in control.

Health Insurance Benefits:

In the event of voluntary or involuntary termination or a change in control, Mr. Mays would be eligible to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of employment at substantially the same benefit level as provided during employment in the approximate amount of $58,320, paid in monthly installments over an 18-month period.

Directors’ Compensation

The following table provides compensation information for 2008 for each member of our Board of Directors except for board members already disclosed in the Summary Compensation table above. Also during 2008, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, non-qualified deferred compensation earnings, or other compensation:

	Fees
	Earned
	or Paid
Name	in Cash(a)		Total

Joseph Bartlett	$99,500	(b)	$99,500
Allan Brown	99,000	(c)	99,000
Erika Paulson	62,000	(d)	62,000
Ira Tochner	72,000	(e)	72,000
Terry Wallock	74,000	(f)	74,000

(a)	Directors are paid an annual retainer of $50,000. Directors also receive a fee of $2,000 for each Board of Directors, Audit and Compensation Committee meeting attended. The chairmen of the Audit and the Compensation Committees also receive annual retainers of $7,500 and $5,000, respectively, plus an additional $500 for each committee meeting they chair.

(b)	Amount consists of $50,000 for board retainer, $30,000 for board meeting fees, $12,000 in other board fees, and $7,500 for Audit Committee chair fee. Mr. Bartlett held 65,000 stock options, all of which were vested, at December 31, 2008.

(c)	Amount consists of $50,000 for board retainer, $32,000 for board meeting fees, $12,000 in other board fees, and $5,000 for Compensation Committee chair fee. Mr. Brown held 20,000 stock options, all of which were vested, at December 31, 2008.

(d)	Amount consists of $50,000 for board retainer and $12,000 for board meeting fees. Ms. Paulson resigned from the Company’s Board of Directors effective January 31, 2009.

(e)	Amount consists of $50,000 for board retainer and $22,000 for board meeting fees.

(f)	Amount consists of $50,000 for board retainer and $24,000 for board meeting fees. Mr. Wallock held 5,000 stock options, all of which were vested, at December 31, 2008.

Executive Services Agreements with Directors

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, and Wallock. The purpose of the agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2008, no such additional payments were made. The agreements provide for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr. Wallock, May 27, 2006, the agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. By amendment dated November 10, 2008, the Agreement with Mr. Wallock was further amended to comply with Section 409A of the Internal Revenue Code by deleting the right by Mr. Wallock to resign and receive any lump sum payments. Under the amendments health benefits may be continued under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of services.

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

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2008 Form 10-K. Based on such reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

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

The following tables set forth certain information regarding beneficial ownership of the Company’s common stock at March 9, 2009. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company’s common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock:

	Number of Shares
Name and Address	of Common Stock	Percentage of
of Beneficial Owner(a)	Beneficially Owned	Class

Yucaipa and affiliates(b)(c)(d) Overseas Toys, L.P. OA3, LLC Multi-Accounts, LLC Ronald W. Burkle	37,940,756	70.0%
Everest Special Situations Fund L.P.(c)(d) Maoz Everest Fund Management Ltd. Elchanan Maoz Platinum House 21 H’ arba’ a Street Tel Aviv 64739 Israel	2,823,233	5.2%

(a)	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 9, 2009, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock.

(b)	Overseas Toys, L.P. is an affiliate of Yucaipa. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

(c)	Based on 54,201,080 shares of common stock outstanding as of March 9, 2009.

(d)	The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.

Security Ownership of Management

The following table sets forth information at March 9, 2009, regarding the beneficial ownership of the Company’s common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of March 9, 2009) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company’s directors and persons performing the roles of executive officers as a group:

	Number of Shares
Name and Address	of Common Stock	Percentage of
of Beneficial Owner(a)	Beneficially Owned	Class(b)

Allan I. Brown(c)	1,133,023	2.1%
Joseph W. Bartlett(d)	65,000		*
Greg Mays(e)	10,000		*
Brad Nugent	—	—
Ira Tochner	—	—
Terrence Wallock(f)	5,000		*
All directors and executive officers as a group (6 persons)	1,213,023	2.2%

*	Represents less than 1%

(a)	The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 5200 W. Century Boulevard, Suite 420, Los Angeles, California, 90045. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 9, 2009, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights.

(b)	Based on 54,201,080 shares of common stock outstanding as of March 9, 2009.

(c)	Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days of March 9, 2009. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares of common stock.

(d)	The 65,000 shares are issuable pursuant to stock options exercisable within 60 days of March 9, 2009.

(e)	The 10,000 shares are issuable pursuant to stock options exercisable within 60 days of March 9, 2009.

(f)	The 5,000 shares are issuable pursuant to stock options exercisable within 60 days of March 9, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008, regarding the Company’s 1993 Omnibus Stock Plan (the “1993 Plan”). The Company’s stockholders previously approved the 1993 Plan and all amendments that were subject to stockholder approval. As of December 31, 2008, options to purchase 100,000 shares of common stock were outstanding under the 1993 Plan. The 1993 Plan expired in May 2003, except as to options outstanding.

Number of Shares
of Common Stock
	Number of Shares		Available for
	of Common Stock	Weighted-	Future Issuance
	to be Issued Upon	Average	(excluding those
	Exercise of	Exercise Price	in column (a))
	Outstanding Stock	of Outstanding	Under the Stock
	Options	Stock Options	Option Plans

Plans Approved by Stockholders	100,000	$2.59 per share	None
Plans Not Approved by Stockholders	Not applicable	Not applicable	Not applicable
Total	100,000	$2.59 per share	None

Item 13.	Certain Relationships, Related Transactions and Director Independence

The Board of Directors has determined that Messrs. Bartlett, Brown, and Tochner are “independent” directors, meeting all applicable independence standards promulgated by the Securities and Exchange Commission (“SEC”), including Rule 10A-3(b)(1) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the National Association of Securities Dealers, Inc. (“NASD”). In making this determination, the Board of Directors affirmatively determined that none of such directors has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Messrs Mays and Wallock are not independent directors under the independence standards promulgated by the SEC and NASD.

Item 14.	Principal Accounting Fees and Services

The following table presents fees, including reimbursement for expenses, for professional services rendered by BDO Seidman, LLP, the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007:

	Fiscal Year
	2008	2007
	(In thousands)

Audit fees(a)	$168	$131
Audit-related fees(b)	—	—
Tax fees(c)	40	35
All other fees(d)	—	—

Total	$208	$166

(a)	Audit fees are related to the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements, and services normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings and engagements.

(b)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees.

(c)	Tax fees are related to tax compliance, planning, and consulting.

(d)	All other fees are for services other than those reported in the other categories.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

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

March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Bartlett Joseph W. Bartlett	Director	March 27, 2009

/s/ Allan I. Brown Allan I. Brown	Director	March 27, 2009

/s/ Greg Mays Greg Mays	Director, Chief Executive Officer, and Chief Financial Officer	March 27, 2009

/s/ Brad Nugent Brad Nugent	Director	March 27, 2009

/s/ Ira Tochner Ira Tochner	Director	March 27, 2009

/s/ Terrence Wallock Terrence Wallock	Director	March 27, 2009

EXHIBITS

Exhibit
Number		Description

2	.1(4)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.
2	.2(6)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001
2	.3(7)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002
2	.4(7)	Mutual Release Agreement between Cyrk and Simon
2	.5(8)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002
2	.6(10)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006
2	.7(10)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006
3	.1(11)	Restated Certificate of Incorporation of the Registrant
3	.2(10)	Amended and Restated By-laws of the Registrant, effective March 27, 2006
3	.3(5)	Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock
4	.1(1)	Specimen certificate representing Common Stock
10	.1(2)(3)	1993 Omnibus Stock Plan, as amended
10	.10(5)	Registration Rights Agreement between the Company and Overseas Toys, L.P.
10	.18(6)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001
10	.28(9)	February 7, 2003, letter agreements with J. Anthony Kouba and Greg Mays regarding 2002 and 2003 compensation
10	.29(9)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, J. Anthony Kouba, Gregory Mays, and Terrence Wallock
10	.30(10)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett, Brown, and Kouba, (replaces previously filed copies of these amendments)
10	.31(10)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement
10	.32(10)	March 27, 2006, New Executive Services Agreement with Mr. Mays
31		Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 13, 2008, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Simon Worldwide, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for the cash surrender value of life insurance policies in 2007 due to the adoption of Emerging Issues Task Force Issue 06-5 “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses from operations, has a lack of any operating revenue and is subject to potential liquidation in connection with the Recapitalization Agreement which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Los Angeles, California
March 27, 2009

PART IV — FINANCIAL INFORMATION

SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$16,576	$16,134
Prepaid expenses and other current assets	180	295
Other receivable	350	—
Assets from discontinued operations to be disposed of — current (Note 4)	84	27

Total current assets	17,190	16,456
Investments	295	3,003
Other assets	25	64
Assets from discontinued operations to be disposed of — non-current (Note 4)	436	904

Total non-current assets	756	3,971

	$17,946	$20,427

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable:
Trade	$125	$196
Affiliates	—	190
Accrued expenses and other current liabilities	379	314
Liabilities from discontinued operations — current (Note 4)	520	899

Total current liabilities	1,024	1,599
Commitments and contingencies
Redeemable preferred stock, Series A1 senior cumulative participating convertible, $.01 par value, 0 shares issued and outstanding at December 31, 2008, and 33,696 shares issued and outstanding at December 31, 2007, stated at redemption value of $1,000 per share (liquidation preference of $33,886 at December 31, 2007)	—	33,696
Stockholders’ equity (deficit):
Common stock, $.01 par value; 100,000,000 shares authorized; 54,201,080 shares issued and outstanding net of 412,869 treasury shares at par value at December 31, 2008, and 16,260,324 shares issued and outstanding net of 412,869 treasury shares at par value at December 31, 2007	542	163
Additional paid-in capital	153,303	138,506
Deficit	(137,055)	(156,385)
Accumulated other comprehensive income	132	2,848

Total stockholders’ equity (deficit)	16,922	(14,868)

	$17,946	$20,427

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	2008	2007	2006
	(In thousands, except per share data)

Revenue	$—	$—	$—
General and administrative expenses	3,560	2,896	3,488

Operating loss from continuing operations	(3,560)	(2,896)	(3,488)
Interest income	330	800	879
Loss on settlement	(50)	—	—
Investment income (impairment) (Note 5)	23	3	(16)
Equity in Yucaipa AEC earnings (Note 5)	2,101	—	—

Loss from continuing operations before income taxes	(1,156)	(2,093)	(2,625)
Income tax provision	—	—	—

Net loss from continuing operations	(1,156)	(2,093)	(2,625)
Income from discontinued operations, net of tax (Note 4)	1,777	312	707

Net income (loss)	621	(1,781)	(1,918)
Excess of carrying value of preferred stock over fair value of common stock issued (Note 9)	19,688	—	—
Preferred stock dividends (Note 9)	(979)	(1,322)	(1,270)

Net income (loss) available to common stockholders	$19,330	$(3,103)	$(3,188)

Income (loss) per share from continuing operations available to common stockholders:
Income (loss) per common share — basic	$0.65	$(0.21)	$(0.23)

Income (loss) per common share — diluted	$0.62	$(0.21)	$(0.23)

Weighted average shares outstanding — basic	27,041	16,465	16,665

Weighted average shares outstanding — diluted	30,054	16,465	16,665

Income per share from discontinued operations:
Income per common share — basic	$0.07	$0.02	$0.04

Income per common share — diluted	$0.06	$0.02	$0.04

Weighted average shares outstanding — basic	27,041	16,465	16,665

Weighted average shares outstanding — diluted	30,054	16,465	16,665

Net income (loss) available to common stockholders:
Income (loss) per common share — basic	$0.72	$(0.19)	$(0.19)

Income (loss) per common share — diluted	$0.68	$(0.19)	$(0.19)

Weighted average shares outstanding — basic	27,041	16,465	16,665

Weighted average shares outstanding — diluted	30,054	16,465	16,665

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2008, 2007, and 2006

					Accumulated
	Common				Other
	Stock	Additional		Comprehensive	Comprehensive	Total
	($.01 Par	Paid-in	Retained	Income	Income	Stockholders’
	Value)	Capital	Deficit	(Loss)	(Loss)	Equity (Deficit)
				(In thousands)

Balance, December 31, 2005	$167	$138,500	$(150,802)		$11,294	$(841)
Comprehensive loss:
Net loss			(1,918)	$(1,918)		(1,918)
Other comprehensive loss:
Unrealized loss on investments				(3,209)	(3,209)	(3,209)

Comprehensive loss				$(5,127)

Exercise of stock options		2				2
Dividends on preferred stock			(1,270)			(1,270)

Balance, December 31, 2006	167	138,502	(153,990)		8,085	(7,236)
Change in accounting principle			708			708
Treasury shares	(4)	4				—
Comprehensive loss:
Net loss			(1,781)	$(1,781)		(1,781)
Other comprehensive loss:
Unrealized loss on investments				(5,237)	(5,237)	(5,237)

Comprehensive loss				$(7,018)

Dividends on preferred stock			(1,322)			(1,322)

Balance, December 31, 2007	163	138,506	(156,385)		2,848	(14,868)
Conversion of preferred stock to common stock	379	14,797	19,688			34,864
Comprehensive loss:
Net income			621	$621		621
Other comprehensive loss:
Unrealized loss on investments				(2,716)	(2,716)	(2,716)

Comprehensive loss				$(2,095)

Dividends on preferred stock			(979)			(979)

Balance, December 31, 2008	$542	$153,303	$(137,055)		$132	$16,922

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$621	$(1,781)	$(1,918)
Income from discontinued operations	1,777	312	707

Loss from continuing operations	(1,156)	(2,093)	(2,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	—	4
Gain on investment	(119)	—	—
Charge for impaired investment	30	2	16
Cash provided by discontinued operations	1,867	391	718
Cash transferred from (to) discontinued operations	(103)	387	(266)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	115	(91)	112
Accounts payable	(262)	57	(34)
Accrued expenses and other current liabilities	66	18	(77)

Net cash provided by (used in) operating activities	438	(1,329)	(2,152)

Cash flows from investing activities:
Increase in restricted cash	—	—	2,818
Cash provided by discontinued operations	—	208	234
Other, net	4	26	19

Net cash provided by investing activities	4	234	3,071

Net increase (decrease) in cash and cash equivalents	442	(1,095)	919
Cash and cash equivalents, beginning of period	16,134	17,229	16,310

Cash and cash equivalents, end of period	$16,576	$16,134	$17,229

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$11	$57	$3

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2008, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2008, the Company had stockholders’ equity of $16.9 million. For the year ended December 31, 2008, the Company had net income of $.6 million. The Company incurred losses within its continuing operations in 2008 and continues to incur losses in 2009 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $1.75 million received from Yucaipa AEC in July 2008, and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC in September 2008, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is currently managed by Greg Mays, Chief Executive Officer and Chief Financial Officer, in consultation with an acting general counsel. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Directors will have developed a proposed course of action or whether any

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

In connection with the Recapitalization Agreement (Note 11), and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010, or (ii) December 31, 2011, in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010, but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.

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

Stock-Based Compensation

At December 31, 2008, the Company had one stock-based compensation plan. The Company adopted Financial Accounting Standard Board (“FASB”) Statement No. 123(R), “Share-based Payment,” using the modified prospective transition method as of January 1, 2006. The modified prospective transition method requires only newly issued or modified awards of equity instruments, or previously issued but unvested awards of equity instruments to be accounted for at fair value. As such, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of Statement No. 123(R). In addition, because there were no employee stock options granted or vested after the effective date of Statement No. 123(R), there is no impact on net income as reported in the accompanying consolidated financial statements.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

Investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income (loss) component of stockholders’ equity (deficit). Other investments, for which there are no readily available market values, are accounted for under the cost method and carried at the lower of cost or estimated fair value. The Company assesses on a periodic basis whether declines in fair value of investments below their amortized cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. During 2008, 2007, and 2006, the Company recorded investment impairments of approximately $30,000, $2,000, and $16,000, respectively, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.

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

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Common Share

Earnings (loss) per common share have been determined in accordance with the provisions of SFAS No. 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation (see Note 13).

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS 157 did not have a material effect on its consolidated statements of financial position or results of operations.

In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the implementation for the non-recurring non-financial assets and liabilities from fiscal years beginning after November 15, 2007, to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 were applied prospectively. The statement provisions effective as of January 1, 2008, did not have a material effect on the Company’s consolidated statements of financial position or results of operations and the Company does not believe that the remaining provisions effective on January 1, 2009, will have a material effect on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations.” SFAS 141R (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009, for all acquisitions. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated statements of financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 160 will be effective for the Company’s 2009 fiscal year. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

3.	Commitments and Contingencies

The Company is involved in litigation and legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these litigation and legal matters will have a material adverse effect on its financial condition, results of operations or net cash flows.

On November 25, 2008, the law firm of Neville Peterson LLP brought a lawsuit against the Company in the Superior Court of the District of Columbia seeking approximately $260,000 in fees for the performance of legal services in connection with customs laws matters performed in 2001. On December 8, 2008, the Company removed the case to the U.S. District Court for the District of Columbia. The Company in its answer claims, among other things, that the claims are barred by the statute of limitations and laches. There have been no other developments in the case. The Company recorded a contingent loss liability of $.2 million related to this matter.

In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for approximately $14 million, which included the assumption of approximately $3.7 million of Company debt, $8 million cash, and a 10% per annum five-year subordinated note in the amount of $2.3 million. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to secure partial performance of certain assumed liabilities and the balance due on the note was forgiven, subject to a reinstatement thereof in the event of default by Cyrk under such assumed liabilities.

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

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in January 2006 pursuant to a Settlement Agreement and Mutual General Release with Cyrk as explained in the following paragraph.

On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note, or the Confession of Judgment. So long as Cyrk did not default on the New Subordinated Note, the Company agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Through September 30, 2008, the Company had collected $1.3 million from Cyrk under the New Subordinated Note. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. There is no assurance that the Company will be successful in enforcing the Confession of Judgment and collecting any further payments.

During 2008, 2007, and 2006, the Company collected approximately $239,000, $360,000, and $734,000, respectively, under the New Subordinated Note with a reserve recorded for the remaining balance, as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above.

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

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities related to discontinued operations at December 31, 2008 and 2007, as disclosed in the accompanying consolidated financial statements, consist of the following:

	December 31,	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$84	$—
Note receivable (Note 3)	—	27

Total current assets	84	27
Other assets	436	904

Assets from discontinued operations to be disposed of	$520	$931

Liabilities:
Accrued expenses and other current liabilities	$520	$899

Total current liabilities	520	899

Liabilities from discontinued operations	$520	$899

Net income from discontinued operations for the years ended December 31, 2008, 2007 and 2006, as disclosed in the accompanying consolidated financial statements, consists of the following:

	2008	2007	2006

Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
General and administrative expenses	548	47	—
Gain on settlements	(2,380)	(314)	(675)

Operating income	1,832	267	675
Interest income	19	45	59
Other expense	—	—	(27)

Net income from discontinued operations	1,851	312	707
Income tax provision	(74)	—	—

Net income	$1,777	$312	$707

General and Administrative Expenses

There were approximately $.5 million and $47,000 of general and administrative expenses during 2008 and 2007, respectively, which related to adjustments to decrease the recorded value of a cash surrender value related asset. As the Company completed the liquidation of the Company’s subsidiaries in Europe and Hong Kong, during the first quarter of 2006, there were no general and administrative expenses during 2006.

Loss (Gain) on Settlement of Obligations

During 2008, the Company recorded a gain on settlement of $2.4 million which was attributable to the settlement of a lawsuit by Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses, $.4 million attributable to the settlement of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that was originally recorded by the Company, and approximately $219,000 representing collections of principal, net of approximately $19,000 of imputed interest, under the New Subordinated Note with Cyrk with a reserve recorded for the remaining balance as collectibility is not reasonably assured.

During 2007, the Company collected approximately $359,000, of which approximately $314,000 represented collections of principal and approximately $45,000 represented collections of imputed interest, under the New Subordinated Note with Cyrk with a reserve recorded for the remaining balance except for $27,000 as collectibility was not reasonably assured.

During 2006, the Company collected approximately $734,000, of which approximately $675,000 represented collections of principle and approximately $59,000 represented collections of imputed interest, under the New Subordinated Note with Cyrk with a reserve recorded for the remaining balance as collectibility was not reasonably assured.

Interest Income

Interest income totaled approximately $19,000, $45,000, and $59,000 during 2008, 2007, and 2006, respectively. These amounts relate to imputed interest income earned on the New Subordinated Note with Cyrk. As the Company receives payments, a greater portion of such payment is allocated to principal and a lesser portion of such payment is allocated to interest which accounts for the decrease in interest income from 2006 to 2007 and accounts for part of the decrease in interest income from 2007 to 2008. The decrease from 2007 to 2008 can also be attributed to Cyrk not making a timely payment on September 1, 2008, and not making any payments since.

Other Expense

Other expense for 2006 primarily related to a loss on disposal of the Company’s remaining subsidiaries in Europe and Hong Kong.

5.	Investments

Yucaipa AEC Associates

At December 31, 2008, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America, and a provider of magazine information and front-end management services principally for retailers and a publisher of approximately 75 magazine titles, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.

On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity (deficit). There were adjustments during 2008 and 2007 which reduced the recorded value of the Company’s investment in Yucaipa AEC totaling $2.7 million and $5.2 million, respectively. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC or its indirect interest in Source which power is held by Yucaipa AEC. Furthermore, in the event of a sale or liquidation of the Source shares by Yucaipa AEC, the amount and timing of any distribution of the proceeds of such sale or liquidation to the Company is discretionary with Yucaipa AEC.

During 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. In addition, the Company had a receivable for approximately $350,000 on its December 31, 2008, balance sheet for additional amounts received in March 2009 related to this transaction. Accordingly, the Company’s total gain related to the sale of this holding was $2.1 million which was included in the Company’s consolidated statement of operations. In addition, there was approximately $4,000 recorded to the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC.

Other Investments

At December 31, 2008 and 2007, the carrying values of other investments were $21,000 and $59,000, respectively. These are presented as part of other assets in the consolidated balance sheets.

Investment income from these other investments during 2008 totaled approximately $23,000 which consisted of an investment gain of approximately $53,000, partially offset by investment impairments totaling approximately $30,000. The Company recorded investment income during 2007 of approximately $3,000, net of a nominal investment impairment of approximately $2,000. The Company recorded an investment impairment during 2006 of approximately $16,000. The investment impairments were recorded to adjust the recorded value of investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expected from such investments. Of the approximately $21,000 carrying value of other investments at December 31, 2008, and in accordance with the fair value hierarchy contained in Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” approximately $13,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $8,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.

6.	Lease Obligations and Other Commercial Commitments

The approximate minimum rental commitments under all noncancelable leases at December 31, 2008, totaled approximately $47,000, which are due in 2009.

For the years ended December 31, 2008, 2007, and 2006, rental expense for all operating leases included within continuing operations was approximately $60,000, $50,000, and $45,000, respectively. There was no rental expense for operating leases within discontinued operations during 2008, 2007, and 2006. Rent is charged to operations on a straight-line basis.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has a letter of credit totaling approximately $36,000 at December 31, 2008, which supports the Company’s periodic payroll tax obligations.

7.	Income Taxes

The Company’s provision for income taxes for 2008 totaled $0 and $74,000 for continuing and discontinued operations, respectively, with the $74,000 attributable to discontinued operations classified as current. The Company had no provision or benefit for income taxes for 2007 and 2006.

As required by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes,” the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of approximately $35.6 million and $45.8 million is required at December 31, 2008 and 2007, respectively. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007

Deferred tax assets:
Net operating losses	$25,313	$25,576
Capital losses	295	10,085
Other asset reserves	9,324	9,470
AMT credit	649	649
Deferred compensation	36	9
Depreciation	1	1
Valuation allowance	(35,618)	(45,790)

	$—	$—

As of December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $65.3 million and $35.1 million, respectively. The federal net operating loss carryforward will begin to expire in 2020 and the state net operating loss carryforwards began to expire in 2005. In connection with the September, 18, 2008, recapitalization of the Company, the Company completed a review of any potential limitation on the use of its net operating losses under Section 382 of the Internal Revenue Code. Based on such review, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	2008	2007	2006

Federal tax (benefit) rate	(34)%	(34)%	(34)%
Increase (decrease) in taxes resulting from:
State income taxes	(6)	(6)	(6)
Effect of foreign income or loss	—	—	(128)
Change in valuation allowance	40	37	166
Life insurance	—	3	2

	0%	0%	0%

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the Company received a notice of audit from the Internal Revenue Service (“IRS”) covering the tax year 2004. The IRS has completed its audit and, in February 2008, the Company received notice from the IRS that it had no changes to the 2004 tax year under audit.

8.	Accrued Expenses and Other Current Liabilities

At December 31, 2008 and 2007, accrued expenses and other current liabilities consisted of the following:

	Discontinued		Continuing
	Operations		Operations		Total
	As of December 31,
	2008	2007	2008	2007	2008	2007
			(In thousands)

Accrued payroll, related items and deferred compensation	$—	$—	$28	$23	$28	$23
Contingent loss	—	460	167	—	167	460
Professional fees	—	—	119	291	119	291
Insurance premiums	520	439	—	—	520	439
Income taxes payable	—	—	65	—	65	—

	$520	$899	$379	$314	$899	$1,213

9.	Redeemable Preferred Stock

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

Yucaipa had voting rights equivalent to the number of shares of common stock into which their preferred stock was convertible on the relevant record date and had the right to appoint a total of three directors to the Company’s seven-member Board of Directors and to designate the Chairman of the Board of Directors. Also, Yucaipa was entitled to receive an annual dividend equal to 4%, paid quarterly, of the base liquidation preference of $1,000 per share outstanding, payable in cash or in-kind at the Company’s option.

In the event of liquidation, dissolution or winding up of the affairs of the Company, Yucaipa, as holder of the preferred stock, would have been entitled to receive the redemption price of $1,000 per share plus all accrued dividends plus: (1) (a) 7.5% of the amount that the Company’s retained earnings exceeds $75 million less (b) the aggregate amount of any cash dividends paid on common stock which were not in excess of the amount of dividends paid on the preferred stock, divided by (2) the total number of preferred shares outstanding as of such date (the “adjusted liquidation preference”), before any payment was made to other stockholders. The preferred stock was subject to a mandatory offer of redemption if a change in control of the Company occurred.

At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) between the Company and Overseas Toys, L.P. (“Overseas Toys”).

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the exchange, the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represents a return to the common stockholders. This return is included in the computation of net income available to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2008.

10.	Stock Plan

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

1997 Acquisition Stock Plan

The 1997 Acquisition Stock Plan (the “1997 Plan”) was intended to provide incentives in connection with the acquisitions of other businesses by the Company. The 1997 Plan was identical in all material respects to the Omnibus Plan, except that the number of shares available for issuance under the 1997 Plan was 1,000,000 shares. The 1997 Plan expired on April 4, 2007. Prior to its expiration, there were no stock options granted under the 1997 Plan during 2007 and 2006.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the status of the Company’s stock options as of December 31, 2008, 2007 and 2006, and changes for the years then ended:

	2008		2007		2006
		Weighted		Weighted			Weighted
		Exercise		Exercise			Exercise
	Shares	Price	Shares	Price	Shares		Price

Outstanding at the beginning of year	175,000	$4.40	180,000	$4.62	215,000		$4.51
Granted	—	—	—	—	—		—
Exercised	—	—	—	—	20,000		0.10
Expired/Forfeited	75,000	6.82	5,000	12.25	15,000		9.10

Outstanding at end of year	100,000	2.59	175,000	4.40	180,000		4.62

Options exercisable at year-end	100,000	2.59	175,000	4.40	180,000		4.62

Options available for future grant	—		—		1,000,000	(a)

Weighted average fair value of options granted during the year	Not applicable		Not applicable		Not applicable

(a)	Available for issuance under the 1997 Plan. The 1997 Plan expired on April 4, 2007.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
	Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value

$0.10 - $1.99	55,000	4.35	$0.10	$14,850	55,000	$0.10	$14,850
$2.00 - $5.38	35,000	0.44	4.89	—	35,000	4.89	—
$7.56 - $8.81	10,000	0.74	8.19	—	10,000	8.19	—

$0.10 - $8.81	100,000	2.62	$2.59		100,000	$2.59

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.37 on December 31, 2008.

11.	Related Party Transactions

During 2006, the Board of Directors re-examined its membership composition to ensure that directors unaffiliated with Yucaipa constituted a majority of its members going forward, as was provided in the Securities Purchase Agreement with Yucaipa. As a result of that analysis, the Board of Directors and Mr. Mays concluded that his continued participation on the Board of Directors might give the appearance that Yucaipa had designated more than the three (of seven) seats to which it was entitled since in the past year Mr. Mays had been designated by Yucaipa to join the boards of directors of two companies in which it had significant investments. Consequently, on March 27, 2006, Mr. Mays agreed to resign from the Board of Directors and the Company terminated his Executive Services Agreement and pursuant thereto the parties exchanged mutual releases and Mr. Mays was paid severance under the Agreement of $210,000. The Company and Mr. Mays subsequently entered into a new agreement which may be terminated by either party upon 90 days written notice and which requires Mr. Mays to continue to provide accounting services and act as Chief Financial Officer of the Company under his existing salary and employment conditions until either party terminates the arrangement.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 18, 2006, George Golleher, a former Yucaipa representative on the Board of Directors and former co-chief executive officer, resigned from the Board of Directors and the Company terminated his Executive Services Agreement and pursuant thereto the parties exchanged mutual releases and Mr. Golleher was paid severance under the Agreement of $350,000.

Also on April 18, 2006, Greg Mays, the Company’s chief financial officer, was designated by Yucaipa to fill the vacancy created Mr. Golleher’s resignation.

On June 11, 2008, the Company entered into the Recapitalization Agreement with Overseas Toys, an affiliate of Yucaipa, the former holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock would be converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. The Recapitalization Agreement was negotiated on the Company’s behalf by the Special Committee of disinterested directors which, based in part upon the opinion of the Special Committee’s financial advisor, determined that the transaction was fair to the holders of common stock from a financial point of view.

In connection with the Recapitalization Agreement, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010, or (ii) December 31, 2011, in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010, but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.

Notwithstanding the foregoing, the Company will not be required to be dissolved and liquidated if Overseas Toys and/or any affiliate thereof shall have made a qualified offer no earlier than one hundred and twenty (120) days and at least sixty (60) days prior to the termination date and shall have consummated such qualified offer by having purchased all shares of stock properly and timely tendered and not withdrawn pursuant to the terms of the qualified offer.

At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement.

In the exchange, the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represents a return to the common stockholders. This return is included in the computation of net income available to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2008.

12.	Segments and Related Information

Until the events of August 2001 occurred (see Note 1), the Company operated in one industry — the promotional marketing industry. The Company’s business in this industry encompassed the design, development, and marketing of high-impact promotional products and programs.

There were no sales during 2008, 2007, and 2006. In addition, the Company had no accounts receivable at December 31, 2008 and 2007.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings per Share Disclosure

The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (“EPS”) computation for income (loss) available to common stockholders and other related disclosures required by SFAS No. 128 “Earnings Per Share.”

The following table presents a reconciliation of basic and diluted weighted average shares outstanding:

	2008	2007	2006

Weighted average shares outstanding — basic	27,041,304	16,465,062	16,665,248
Convertible preferred stock	3,012,392	—	—

Weighted average shares outstanding — diluted	30,053,696	16,465,062	16,665,248

As noted below, after adjustment for preferred dividends there was a loss from continuing operations available to common stockholders for 2007 and 2006. Accordingly, convertible preferred stock was not included in the diluted weighted average shares outstanding because to do so would have been antidilutive.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following disclosures present the computation of basic and diluted earnings per share for 2008, 2007, and 2006:

	2008			2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS:
Loss from continuing operations	$(1,156)			$(2,093)			$(2,625)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—			—
Preferred stock dividends	(979)			(1,322)			(1,270)

Income (loss) from continuing operations available to common stockholders	$17,553	27,041,304	$0.65	$(3,415)	16,465,062	$(0.21)	$(3,895)	16,665,248	$(0.23)

Income from discontinued operations	$1,777	27,041,304	$0.07	$312	16,465,062	$0.02	$707	16,665,248	$0.04

Net income (loss)	$621			$(1,781)			$(1,918)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—			—
Preferred stock dividends	(979)			(1,322)			(1,270)

Net income (loss) available to common stockholders	$19,330	27,041,304	$0.72	$(3,103)	16,465,062	$(0.19)	$(3,188)	16,665,248	$(0.19)

Diluted EPS:
Loss from continuing operations	$(1,156)			$(2,093)			$(2,625)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—			—
Preferred stock dividends	—			(1,322)			(1,270)

Income (loss) from continuing operations available to common stockholders	$18,532	30,053,696	$0.62	$(3,415)	16,465,062	$(0.21)	$(3,895)	16,665,248	$(0.23)

Income from discontinued operations	$1,777	30,053,696	$0.06	$312	16,465,062	$0.02	$707	16,665,248	$0.04

Net income (loss)	$621			$(1,781)			$(1,918)
Excess of carrying value of preferred stock over fair value of common stock issued	19,688			—			—
Preferred stock dividends	—			(1,322)			(1,270)

Net income (loss) available to common stockholders	$20,309	30,053,696	$0.68	$(3,103)	16,465,062	$(0.19)	$(3,188)	16,665,248	$(0.19)

For the years ended December 31, 2007 and 2006, 4,084,390, and 3,947,203, respectively, shares of redeemable convertible preferred stock were not included in the computation of diluted EPS because to do so would have been antidilutive. In addition, for the years ended December 31, 2008, 2007, and 2006, 155,164, 176,233, and 193,753, weighted average shares, respectively, related to stock options exercisable, were not included in the computation of diluted EPS because to do so would have been antidilutive.

SIMON WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Results of Operations (Unaudited)

The following presents the quarterly results of operations for the years ended December 31, 2008 and 2007, respectively:

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Continuing operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income (loss)	(811)	1,154	(1,296)	(203)
Income (loss) per common share available to common stockholders — basic	(0.07)	0.05	0.85	—
Income (loss) per common share available to common stockholders — diluted	(0.07)	0.04	0.74	—
Discontinued operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income (loss)	(36)	406	1,571	(164)
Income (loss) per common share available to common stockholders — basic	—	0.02	0.08	—
Income (loss) per common share available to common stockholders — diluted	—	0.02	0.06	—

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Continuing operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(430)	(485)	(644)	(534)
Loss per common share available to common stockholders — basic and diluted	(0.05)	(0.05)	(0.06)	(0.05)
Discontinued operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income	78	105	91	38
Income per common share available to common stockholders — basic and diluted	0.005	0.006	0.006	0.005