Form 10-Q
period 2009-03-31
SIMON WORLDWIDE INC
filed 2009-05-14
CIK 864264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At May 4, 2009, 54,201,080 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,444	$16,576
Prepaid expenses and other current assets	119	180
Other receivable	—	350
Assets from discontinued operations to be disposed of — current (Note 4)	177	84

Total current assets	16,740	17,190
Investments	171	295
Other assets	29	25
Assets from discontinued operations to be disposed of — non-current (Note 4)	363	436

Total non-current assets	563	756

	$17,303	$17,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61	$125
Accrued expenses and other current liabilities	388	379
Liabilities from discontinued operations — current (Note 4)	540	520

Total current liabilities	989	1,024

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 54,201,080 shares issued and outstanding net of 412,869 treasury shares at par value at March 31, 2009, and December 31, 2008	542	542
Additional paid-in capital	153,303	153,303
Deficit	(137,536)	(137,055)
Accumulated other comprehensive income	5	132

Total stockholders’ equity	16,314	16,922

	$17,303	$17,946

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months
	ended March 31,
	2009	2008
Revenue	$—	$—
General and administrative expenses	451	903

Operating loss from continuing operations	(451)	(903)
Interest income	57	108
Investment impairment (Note 5)	(1)	(16)
Equity in Yucaipa AEC earnings	8	—

Loss from continuing operations before income taxes	(387)	(811)
Income tax provision	—	—

Net loss from continuing operations	(387)	(811)
Loss from discontinued operations, net of tax (Note 4)	(94)	(36)

Net loss	(481)	(847)
Preferred stock dividends (Note 8)	—	(340)

Net loss available to common stockholders	$(481)	$(1,187)

Loss per share from continuing operations available to common stockholders:
Loss per common share — basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding — basic and diluted	54,201	16,260

Loss per share from discontinued operations:
Loss per common share — basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding — basic and diluted	54,201	16,260

Net loss available to common stockholders:
Loss per common share — basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding — basic and diluted	54,201	16,260

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months
	ended March 31,
	2009	2008
Net loss	$(481)	$(847)

Other comprehensive income (loss):
Unrealized income (loss) on investments	127	(976)

Comprehensive loss	$(608)	$(1,823)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months
	ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(481)	$(847)
Loss from discontinued operations	(94)	(36)

Loss from continuing operations	(387)	(811)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investment	(8)	—
Charge for impaired investment	1	16
Cash provided by discontinued operations	—	95
Cash transferred to discontinued operations	(93)	(107)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets and other receivable	411	157
Accounts payable	(64)	97
Accrued expenses and other current liabilities	8	(13)

Net cash used in operating activities	(132)	(566)

Cash flows from investing activities:
Other, net	—	5

Net cash provided by investing activities	—	5

Net decrease in cash and cash equivalents	(132)	(561)
Cash and cash equivalents, beginning of period	16,576	16,134

Cash and cash equivalents, end of period	$16,444	$15,573

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$3

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
The Company had one stock-based compensation plan at March 31, 2009, and December 31, 2008. See Note 3.
At March 31, 2009, and December 31, 2008, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007, to fiscal years beginning after November 15, 2008. The remaining provisions of SFAS 157 did not have a material effect on the Company’s consolidated statements of financial position or results of operations when they became effective for the Company on January 1, 2009.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which was effective on January 1, 2009, for all acquisitions. The adoption of SFAS 141R did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will be effective for the Company’s 2009 fiscal year. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated statements of financial position or results of operations.
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2009, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel.
At March 31, 2009, and December 31, 2008, the Company had stockholders’ equity of $16.5 million and $16.9 million, respectively. For the three months ended March 31, 2009 and 2008, the Company had a net loss from continuing operations of $(0.4) million and $(0.8) million, respectively. The Company continues to incur losses in 2009 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5), and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
In connection with the Recapitalization Agreement described below, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010 or (ii) December 31, 2011 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010 but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.
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
In the exchange, the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings in September 2008 representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represents a return to the Company.
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $65.3 million and state NOLs of approximately $35.1 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. In 2008, California suspended the ability of businesses to use California NOLs to reduce California income tax obligations for tax years 2008 and 2009. Based on a review of the Company’s NOLs by its outside tax advisors and with the exception of the two-year NOL suspension implemented by California in 2008, the Company does not anticipate that the recapitalization will materially or adversely impact the Company’s ability to use its NOLs.
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
There were no stock options granted during the three months ended March 31, 2009 or 2008.

The following summarizes the status of the Company’s stock options as of March 31, 2009, and changes for the three months then ended:

		Weighted
		Exercise
	Shares	Price
Outstanding at the beginning of period	100,000	$2.59
Granted	—	—
Exercised	—	—
Expired or forfeited	(35,000)	5.69

Outstanding at end of period	65,000	0.92

Options exercisable at end of period	65,000	$0.92

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable
The following table summarizes information about stock options outstanding at March 31, 2009:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value

$ 0.10	-	$1.99	55,000	4.10	$0.10	$13,750	55,000	$0.10	$13,750
$ 2.00	-	$5.38	5,000	1.99	2.00	—	5,000	2.00	—
$ 7.56	-	$8.81	5,000	0.99	8.81	—	5,000	8.81	—

$ 0.10	-	$8.81	65,000	3.70	$0.92		65,000	$0.92

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.35 on March 26, 2009, as this was the most recently available closing stock price.
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

Assets and liabilities related to discontinued operations at March 31, 2009, and December 31, 2008, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$177	$84

Total current assets	177	84
Other assets	363	436

Assets from discontinued operations to be disposed of	$540	$520

Liabilities:
Accrued expenses and other current liabilities	$540	$520

Total current liabilities	540	520

Liabilities from discontinued operations	$540	$520

Net income from discontinued operations for the three months ended March 31, 2009 and 2008, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months
	ended March 31,
	2009	2008
Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—

General and administrative expenses	94	131
Gain on settlements (Note 7)	—	(82)

Operating income	(94)	(49)

Interest income	—	13

Net income from discontinued operations	(94)	(36)
Income tax provision	—	—

Net income	$(94)	$(36)

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At March 31, 2009, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the largest holder of the Company’s common stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002. In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.

On February 28, 2005, Alliance merged with Source. Inasmuch as Source is a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, is equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which does not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which does not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognizes its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of stockholders’ equity. There were adjustments totaling $.1 million during the three months ended March 31, 2009, which increased the recorded value of the Company’s investment in Yucaipa AEC to $.2 million. Subsequently, on April 28, 2009, Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code and the Company expects to lose its equity in Source in connection with the bankruptcy. Accordingly, the Company reduced the value of its Source investment to $0 as of March 31, 2009. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC which power is held by Yucaipa AEC.
During 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. The Company received an additional $350,000 in March 2009 as payment for a receivable on its December 31, 2008, balance sheet for additional amounts due related to this transaction. Accordingly, the Company’s total gain related to the sale of this holding was $2.1 million which was included in the Company’s consolidated statement of operations for the year ended December 31, 2008.
The Yucaipa AEC investment, along with a separate investment in a technology related company of approximately $160,000, is included in the investments line item on the balance sheet.
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
At March 31, 2009, and December 31, 2008, the carrying values of other investments were approximately $25,000 and $21,000, respectively. These are presented as part of other assets in the consolidated balance sheets. During the three months ended March 31, 2009 and 2008, the Company recorded investment impairments of approximately $1,000 and $16,000, respectively, to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary. Of the approximately $25,000 carrying value of other investments at March 31, 2009, and in accordance with the fair value hierarchy contained in Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” approximately $18,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $7,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.
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

	For the three months ended March 31,
	2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS:
Loss from continuing operations	$(387)			$(811)
Preferred stock dividends	—			(340)

Loss from continuing operations available to common stockholders	$(387)	54,201,080	$(0.01)	$(1,151)	16,260,324	$(0.07)

Loss from discontinued operations	$(94)	54,201,080	$(0.00)	$(36)	16,260,324	$(0.00)

Net loss	$(481)			$(847)
Preferred stock dividends	—			(340)

Net loss available to common stockholders	$(481)	54,201,080	$(0.01)	$(1,187)	16,260,324	$(0.07)

For the three months ended March 31, 2008, 4,107,281 shares, respectively, on a converted basis of convertible preferred stock (see Note 8) were not included in the computation of diluted EPS, because to do so would have been antidilutive. There was no convertible preferred stock outstanding during the three months ended March 31, 2009. Also, during the three months ended March 31, 2009 and 2008, 88,000 and 175,000 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
7. Note Receivable and Gain on Settlement
In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for $8 million cash, the assumption of $3.7 million of debt, and a note in the amount of $2.3 million. Cyrk also assumed certain liabilities of the CPG business. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to secure partial performance of certain assumed liabilities and the balance due on the note was forgiven, subject to a reinstatement thereof in the event of default by Cyrk under such assumed liabilities.
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
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006 and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note or the Confession Judgment. So long as Cyrk did not default on the New Subordinated Note or in the event of payment in full, the Company agreed not to enter the Confession of Judgment relating to the Old Subordinated Note in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Through August 31, 2008, the Company collected $1.3 million from Cyrk under the New Subordinated Note. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. There is no assurance that the Company will be successful in enforcing the Confession of Judgment and collecting any further payments.
During the three months ended March 31, 2008, approximately $90,000 in payments were received by the Company pursuant to the New Subordinated Note. Such amounts received, less imputed interest, are included in gain on settlement in Note 4.
At March 31, 2009, an allowance was recorded for the balance of the New Subordinated Note totaling $.3 million as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above, and as Cyrk did not make a timely payment on September 1, 2008, and has made no payments since.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2009, as compared to the same period in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
Forward-Looking Statements and Associated Risks
From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the Company’s December 31, 2008, Form 10-K for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2009, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.
Outlook
As a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, described under “Liquidity and Capital Resources,” the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
In connection with the Recapitalization Agreement described under “Liquidity and Capital Resources,” and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010 or (ii) December 31, 2011 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010 but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008
The Company generated no sales or gross profits during the three months ended March 31, 2009 and 2008.
General and administrative expenses totaled $.5 million during the three months ended March 31, 2009, compared to $.9 million during the same period in the prior year. The decrease was primarily due to the absence of advisory and legal costs in 2009 associated with reviewing the recapitalization of the Company by the Special Committee of independent directors during 2008.
Interest income totaled approximately $57,000 during the three months ended March 31, 2009, compared to approximately $108,000 during the same period in the prior year. The Company had a slightly higher average cash balance during the three months ended March 31, 2009, compared to the same period in the prior year, but this was more than offset by a reduction in interest rates from the three months ended March 31, 2008.
The Company recorded an investment impairment of $1,000 during the three months ended March 31, 2009, compared to $16,000 during the same period in the prior year. Such impairments were recorded to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
Lastly, there was approximately $8,000 recorded to the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC for the three months ended March 31, 2009, compared to $0 for the same period in the prior year.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008
The Company generated no sales or gross profits during the three months ended March 31, 2009 and 2008.
The Company recorded general and administrative expenses of $.1 million during the three months ended March 31, 2009 and 2008, which primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $.1 million during the three months ended March 31, 2008, which represents payments received, net of imputed interest, related to the New Subordinated Note from Cyrk.

Interest income totaled approximately $13,000 during the three months ended March 31, 2008, which represents imputed interest income earned on the New Subordinated Note from Cyrk.
LIQUIDITY AND CAPITAL RESOURCES
The matters discussed in the section “Absence of Operating Business; Going Concern” in Note 2 of the “Notes to Condensed Consolidated Financial Statements” have had and will continue to have a substantial adverse impact on the Company’s cash position. As a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
The Company continues to incur operating losses in 2009 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand and the recovery of certain long-term investments. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5), and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
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
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $65.3 million and state NOLs of approximately $35.1 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. In 2008, California suspended the ability of businesses to use California NOLs to reduce California income tax obligations for tax years 2008 and 2009. Based on a review of the Company’s NOLs by its outside tax advisors and with the exception of the two-year NOL suspension implemented by California in 2008, the Company does not anticipate that the recapitalization will materially or adversely impact the Company’s ability to use its NOLs.
Continuing Operations
Working capital from continuing operations was $16.1 million and $16.6 million at March 31, 2009, and December 31, 2008, respectively.
Net cash used in operating activities from continuing operations during the three months ended March 31, 2009, totaled approximately $39,000 primarily due to a loss from continuing operations of $.4 million partially offset by a net change in working capital items. Net cash used in operating activities from continuing operations during the three months ended March 31, 2008, totaled $.6 million primarily due to a loss from continuing operations of $.8 million partially offset by a change of $.2 million in working capital items.
There was nominal cash provided by investing activities during the three months ended March 31, 2009 and 2008.

There were no financing activities from continuing operations during the three months ended March 31, 2009 and 2008.
On March 2, 2009, the Company received $350,000 from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. This is in addition to the previously reported $1.75 million received by the Company from Yucaipa AEC on July 10, 2008. The gain related to the sale of this holding was included in the Company’s consolidated statement of operations included in the Company’s Form 10-K for the year ended December 31, 2008.
The Company’s remaining investment in Yucaipa AEC totals approximately $12,000 at March 31, 2009. This item, along with a separate investment in a technology related company of approximately $160,000, is included in the investments line item on the balance sheet.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.4 million at both March 31, 2009, and December 31, 2008.
There was $.1 million net cash used in operating activities of discontinued operations during the three months ended March 31, 2009, as discontinued operations required additional assets from discontinued operations to cover liabilities from discontinued operations. There was nominal net cash used in operating activities of discontinued during the three months ended March 31, 2008, primarily due to the transfer of cash to discontinued operations from continuing operations totaling approximately $107,000 as discontinued operations required additional assets to cover liabilities from discontinued operations that were only partially offset by the receipt of payments related to the New Subordinated Note from Cyrk totaling approximately $95,000.
There was no cash provided by investing activities from discontinued operations during the three months ended March 31, 2009 and 2008.
There were no net cash flows from financing activities within discontinued operations during the three months ended March 31, 2009 and 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2009, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.
ITEM 4T. CONTROLS AND PROCEDURES
Not applicable.

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

Date: May 14, 2009	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)