Form 10-Q
period 2009-06-30
SIMON WORLDWIDE INC
filed 2009-08-13
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At August 7, 2009, 54,201,080 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,909	$16,576
Prepaid expenses and other current assets	99	180
Other receivable	—	350
Assets from discontinued operations to be disposed of — current (Note 4)	198	84

Total current assets	16,206	17,190
Investments	171	295
Other assets	26	25
Assets from discontinued operations to be disposed of — non-current (Note 4)	362	436

Total non-current assets	559	756

	$16,765	$17,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101	$125
Accrued expenses and other current liabilities	258	379
Liabilities from discontinued operations — current (Note 4)	560	520

Total current liabilities	919	1,024

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 54,201,080 shares issued and outstanding net of 412,869 treasury shares at par value at June 30, 2009 and December 31, 2008	542	542
Additional paid-in capital	153,303	153,303
Deficit	(138,002)	(137,055)
Accumulated other comprehensive income	3	132

Total stockholders’ equity	15,846	16,922

	$16,765	$17,946

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Revenue	$—	$—	$—	$—
General and administrative expenses	519	727	971	1,629

Operating loss from continuing operations	(519)	(727)	(971)	(1,629)
Interest income	34	69	92	182
Gain (loss) on settlement	7	(50)	7	(50)
Investment impairment (Note 5)	(1)	—	(2)	(15)
Equity in Yucaipa AEC earnings	—	1,862	8	1,862

Income (loss) from continuing operations before income taxes	(479)	1,154	(866)	350
Income tax provision	—	—	—	—

Net income (loss) from continuing operations	(479)	1,154	(866)	350
Income (loss) from discontinued operations, net of tax (Note 4)	13	406	(81)	363

Net income (loss)	(466)	1,560	(947)	713
Preferred stock dividends (Note 8)	—	(342)	—	(682)

Net income (loss) available to common stockholders	$(466)	$1,218	$(947)	$31

Income (loss) per share from continuing operations available to common stockholders:
Income (loss) per common share — basic	$(0.01)	$0.05	$(0.02)	$(0.02)

Income (loss) per common share — diluted	$(0.01)	$0.04	$(0.02)	$(0.02)

Weighted average shares outstanding — basic	54,201	16,260	54,201	16,260

Weighted average shares outstanding — diluted	54,201	20,409	54,201	16,260

Income (loss) per share from discontinued operations:
Income (loss) per common share — basic	$0.00	$0.02	$(0.00)	$0.02

Income (loss) per common share — diluted	$0.00	$0.02	$(0.00)	$0.02

Weighted average shares outstanding — basic	54,201	16,260	54,201	16,260

Weighted average shares outstanding — diluted	54,201	20,409	54,201	16,260

Net income (loss) available to common stockholders:
Income (loss) per common share — basic	$(0.01)	$0.07	$(0.02)	$0.00

Income (loss) per common share — diluted	$(0.01)	$0.06	$(0.02)	$0.00

Weighted average shares outstanding — basic	54,201	16,260	54,201	16,260

Weighted average shares outstanding — diluted	54,201	20,409	54,201	16,260

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(466)	$1,560	$(947)	$713

Other comprehensive income (loss):
Unrealized income (loss) on investments	(2)	307	(129)	(669)

Comprehensive income (loss)	$(468)	$1,867	$(1,076)	$44

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months
	ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(947)	$713
Income (loss) from discontinued operations	(81)	363

Income (loss) from continuing operations	(866)	350

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in Yucaipa AEC earnings (Note 5)	(8)	(1,862)
Gain on settlement	(7)	—
Charge for impaired investment	2	15
Cash provided by discontinued operations	32	129
Cash transferred to discontinued operations	(113)	(4)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	431	210
Accounts payable	(24)	8
Accrued expenses and other current liabilities	(114)	(30)

Net cash used in operating activities	(667)	(1,184)

Cash flows from investing activities:
Cash used in discontinued operations	—	(5)
Other, net	—	6

Net cash provided by investing activities	—	1

Net decrease in cash and cash equivalents	(667)	(1,183)
Cash and cash equivalents, beginning of period	16,576	16,134

Cash and cash equivalents, end of period	$15,909	$14,951

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$76	$4

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
The Company had one stock-based compensation plan at June 30, 2009, and December 31, 2008. See Note 3.
At June 30, 2009 and December 31, 2008 the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS 168”) which establishes the FASB Accounting Standards Codification™ as the source of authoritative generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 was effective for the Company on July 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” (“SFAS 165”) which requires disclosure of the date through which an entity evaluates subsequent events as well as whether such date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 was effective for the Company on April 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations. Subsequent events have been evaluated through August 13, 2009, the date of issuance of the financial statements.
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

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations.” SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which was effective on January 1, 2009, for all acquisitions. The adoption of SFAS 141R did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 became effective for the Company on January 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2009, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel.
At June 30, 2009 and December 31, 2008, the Company had stockholders’ equity of $15.8 million and $16.9 million, respectively. For the six months ended June 30, 2009 and 2008 the Company had a net income (loss) from continuing operations of $(0.9) million and $0.4 million, respectively. The Company continues to incur losses in 2009 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5), and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
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
In the exchange, the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings in September 2008 representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represented a return to the Company.
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
There were no stock options granted during the six months ended June 30, 2009 or 2008.
The following summarizes the status of the Company’s stock options as of June 30, 2009, and changes for the six months then ended:

		Weighted
		Exercise
	Shares	Price

Outstanding at the beginning of period	100,000	$2.59
Granted	—	—
Exercised	—	—
Expired or forfeited	(35,000)	5.69

Outstanding at end of period	65,000	0.92

Options exercisable at end of period	65,000	$0.92

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable
The following table summarizes information about stock options outstanding at June 30, 2009:

			Options Outstanding				Options Exercisable
				Weighted
Range of				Average	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value

$0.10	—	$1.99	55,000	3.85	$0.10	$13,750	55,000	$0.10	$13,750
$2.00	—	$5.38	5,000	1.74	2.00	—	5,000	2.00	—
$7.56	—	$8.81	5,000	0.75	8.81	—	5,000	8.81	—

$0.10	—	$8.81	65,000	3.45	$0.92		65,000	$0.92

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.35 on June 30, 2009.
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

Assets and liabilities related to discontinued operations at June 30, 2009, and December 31, 2008, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$198	$84

Total current assets	198	84
Other assets	362	436

Assets from discontinued operations to be disposed of	$560	$520

Liabilities:
Accrued expenses and other current liabilities	$560	$520

Total current liabilities	560	520

Liabilities from discontinued operations	$560	$520

Net income from discontinued operations for the three and six months ended June 30, 2009 and 2008, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	20	94	114	226
Gain on settlements (Note 9)	(33)	(493)	(33)	(574)

Operating income (loss)	13	399	(81)	348

Interest income	—	7	—	15

Net income (loss) from discontinued operations	13	406	(81)	363
Income tax provision	—	—	—	—

Net income (loss)	$13	$406	$(81)	$363

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At June 30, 2009, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the largest holder of the Company’s common stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance was a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002. In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16, “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source was a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which held the shares in Source, was equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which did not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which did not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC was accounted for under the equity method, the Company adjusted its investment based in its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognized its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of stockholders’ equity. There were adjustments totaling $.1 million during the three months ended March 31, 2009, which increased the recorded value of the Company’s investment in Yucaipa AEC to $.2 million. Subsequently, on April 28, 2009, Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code and the Company lost its equity in Source in connection with the bankruptcy. Accordingly, the Company reduced the value of its Source investment to $0 as of March 31, 2009. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC which power is held by Yucaipa AEC.
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
At June 30, 2009, and December 31, 2008, the carrying values of other investments were approximately $22,000 and $21,000, respectively. These are presented as part of other assets in the consolidated balance sheets. During the six months ended June 30, 2009 and 2008, the Company recorded investment impairments of approximately $2,000 and $15,000, respectively, to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary. Of the approximately $22,000 carrying value of other investments at June 30, 2009, and in accordance with the fair value hierarchy contained in Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” approximately $15,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $7,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.
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
The following table presents a reconciliation of basic and diluted weighted average shares outstanding:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding — basic	54,201,080	16,260,324	54,201,080	16,260,324
Convertible preferred stock	—	4,148,807	—	—

Weighted average shares outstanding — diluted	54,201,080	20,409,131	54,201,080	16,260,324

There was no convertible preferred stock outstanding during the three and six months ended June 30, 2009.
As noted below, after adjustment for preferred dividends there was a loss from continuing operations available to common stockholders for the six months ended June 30, 2008. Accordingly, convertible preferred stock was not included in the diluted weighted average shares outstanding because to do so would have been antidilutive.
The following disclosures present the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,
	2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Income (loss) from continuing operations	$(479)			$1,154
Preferred stock dividends	—			(342)

Income (loss) from continuing operations available to common stockholders	$(479)	54,201,080	$(0.01)	$812	16,260,324	$0.05

Income from discontinued operations	$13	54,201,080	$0.00	$406	16,260,324	$0.02

Net income (loss)	$(466)			$1,560
Preferred stock dividends	—			(342)

Net income (loss) available to common stockholders	$(466)	54,201,080	$(0.01)	$1,218	16,260,324	$0.07

Diluted EPS:
Income (loss) from continuing operations	$(479)			$1,154
Preferred stock dividends	—			(342)

Income (loss) from continuing operations available to common stockholders	$(479)	54,201,080	$(0.01)	$812	20,409,131	$0.04

Income from discontinued operations	$13	54,201,080	$0.00	$406	20,409,131	$0.02

Net income (loss)	$(466)			$1,560
Preferred stock dividends	—			(342)

Net income (loss) available to common stockholders	$(466)	54,201,080	$(0.01)	$1,218	20,409,131	$0.06

During the three months ended June 30, 2009 and 2008, 65,000 and 155,000 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options.

	For the six months ended June 30,
	2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and diluted EPS:
Income (loss) from continuing operations	$(866)			$350
Preferred stock dividends	—			(682)

Loss from continuing operations available to common stockholders	$(866)	54,201,080	$(0.02)	$(332)	16,260,324	$(0.02)

Income (loss) from discontinued operations	$(81)	54,201,080	$(0.00)	$363	16,260,324	$0.02

Net income (loss)	$(947)			$713
Preferred stock dividends	—			(682)

Net income (loss) available to common stockholders	$(947)	54,201,080	$(0.02)	$31	16,260,324	$0.00

For the six months ended June 30, 2008, 4,128,044 shares on a converted basis of convertible preferred stock (see Note 8) were not included in the computation of diluted EPS, and 76,436 and 165,000 shares, for the six months ended June 30, 2009 and 2008, respectively, related to stock options exercisable were not included in the computation of diluted EPS as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
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
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006 and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note or the Confession Judgment. So long as Cyrk did not default on the New Subordinated Note or in the event of payment in full, the Company agreed not to enter the Confession of Judgment relating to the Old Subordinated Note in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Through August 31, 2008, the Company collected $1.3 million from Cyrk under the New Subordinated Note. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. During the three months ended June 30, 2009, the Company collected approximately $33,000 on the judgment which was recorded a gain on settlement within its discontinued operations. There is no assurance that the Company will be successful in further enforcing the Confession of Judgment and collecting any additional payments.
During the six months ended June 30, 2008, approximately $179,000 in payments were received by the Company pursuant to the New Subordinated Note. Such amounts received, less imputed interest, are included in gain on settlement in Note 4.
At June 30, 2009, an allowance was recorded for the balance of the New Subordinated Note totaling $.3 million as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above, and as Cyrk did not make a timely payment on September 1, 2008, and has made no payments since.
8. Redeemable Preferred Stock
In November 1999, Overseas Toys, an affiliate of Yucaipa, a Los Angeles, California based investment firm, invested $25 million into the Company in exchange for preferred stock and a warrant to purchase additional preferred stock. Under the terms of the investment, the Company issued 25,000 shares of a newly authorized senior cumulative participating convertible preferred stock (“preferred stock”) to Yucaipa for $25 million. Yucaipa was entitled, at their option, to convert each share of preferred stock into common stock equal to the sum of $1,000 per share plus all accrued and unpaid dividends, divided by $8.25.
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
10. Subsequent Events
The Company performed an evaluation of subsequent events through August 13, 2009, the date of issuance of the financial statements, and noted no additional events that required disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2009, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
General
Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald’s, the Company’s principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald’s promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing related litigation. During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, general and administrative costs, and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes.
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2009, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.

Outlook
As a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, described under “Liquidity and Capital Resources,” the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has taken significant actions and will continue to take further action to reduce its cost structure. The Board of Directors of the Company continues to consider various alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
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
Notwithstanding the foregoing, the Company will not be required to be dissolved and liquidated if Overseas Toys, the Company’s largest shareholder, and/or any affiliate thereof shall have made a qualified offer no earlier than one hundred and twenty (120) days and at least sixty (60) days prior to the termination date and shall have consummated such qualified offer by having purchased all shares of stock properly and timely tendered and not withdrawn pursuant to the terms of the qualified offer.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008
The Company generated no sales or gross profits during the three months ended June 30, 2009 and 2008.
General and administrative expenses totaled $.5 million during the three months ended June 30, 2009, compared to $.7 million during the same period in the prior year. The decrease is primarily due to advisory and legal costs during the prior period associated with reviewing the possible recapitalization of the Company by the Special Committee of independent directors and reduced labor cost associated with the former Chief Executive Officer’s termination of his services to the Company on September 30, 2008.
Interest income totaled approximately $34,000 during the three months ended June 30, 2009, compared to $.1 million during the same period in the prior year. The decrease is primarily due to a reduction in interest rates from the three months ended June 30, 2008.
During the three months ended June 30, 2009, the Company recorded a gain on settlement of approximately $7,000 related to the settlement of a contingent loss liability on terms more favorable than the amount that was originally recorded by the Company. On May 21, 2008, the Company entered into a settlement agreement with Winthrop dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases. Accordingly, the Company recorded a loss on settlement during the three months ended June 30, 2008.

The Company recorded a nominal investment impairment during the three months ended June 30, 2009, to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
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
Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008
The Company generated no sales or gross profits during the six months ended June 30, 2009 and 2008.
General and administrative expenses totaled $1.0 million during the six months ended June 30, 2009, compared to $1.6 million during the same period in the prior year. The decrease was primarily due to advisory and legal costs during the prior period associated with reviewing the possible recapitalization of the Company by the Special Committee of independent directors and reduced labor cost associated with the former Chief Executive Officer’s termination of his services to the Company on September 30, 2008.
Interest income totaled $.1 million during the six months ended June 30, 2009, compared to $.2 million during the same period in the prior year. The decrease is primarily due to a reduction in interest rates from the six months ended June 30, 2008.
During the six months ended June 30, 2009, the Company recorded a gain on settlement of approximately $7,000 related to the settlement of a contingent loss liability on terms more favorable than the amount that was originally recorded by the Company. On May 21, 2008, the Company entered into a settlement agreement with Winthrop dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases. Accordingly, the Company recorded a loss on settlement during the six months ended June 30, 2008.
The Company also recorded a nominal investment impairment during the six months ended June 30, 2009, and an investment impairment of approximately $15,000 during the six months ended June 30, 2008. Such impairments were recorded to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
There was approximately $8,000 recorded to the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC for the six months ended June 30, 2009. On July 10, 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its other holdings. The Company’s total gain related to the sale of this holding was $1.86 million which was included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2008. See Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008 in the Results of Continuing Operations section above for further information.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008
The Company generated no sales or gross profits during the three months ended June 30, 2009 and 2008.
The Company recorded general and administrative expenses of approximately $20,000 during the three months ended June 30, 2009, compared to $.1 million during the same period of the prior year. The amounts for both periods primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
Gain on settlements totaled approximately $33,000 during the three months ended June 30, 2009, compared to $.5 million during the same period in the prior year. The decrease is primarily due to the settlement during the prior period of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company.
Interest income totaled approximately $7,000 during the three months ended June 30, 2008, which represents imputed interest income earned on the New Subordinated Note from Cyrk.
Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008
The Company generated no sales or gross profits during the six months ended June 30, 2009 and 2008.
The Company recorded general and administrative expenses of approximately $.1 million during the six months ended June 30, 2009, compared to $.2 million during the same period of the prior year. The amounts for both periods primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
Gain on settlements totaled approximately $33,000 during the six months ended June 30, 2009, compared to $.6 million during the same period in the prior year. The decrease is primarily due to the settlement during the prior period of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company, and amounts collected related to the New Subordinated Note with Cyrk.
Interest income totaled approximately $15,000 during the six months ended June 30, 2008, which represents imputed interest income earned on the New Subordinated Note from Cyrk.
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
The Company continues to incur operating losses in 2009 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand and the recovery of certain long-term investments. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5 of the “Notes to Condensed Consolidated Financial Statements”), and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
The Board of Directors of the Company continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful.
On June 11, 2008, the Company entered into an Exchange and Recapitalization Agreement with Overseas Toys, the holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock would be converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. The Recapitalization Agreement was negotiated on the Company’s behalf by the Special Committee of disinterested directors which, based in part upon the opinion of the Special Committee’s financial advisor, determined that the transaction was fair to the holders of common stock from a financial point of view. At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement.

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
Continuing Operations
Working capital from continuing operations was $15.6 million and $16.6 million at June 30, 2009, and December 31, 2008, respectively.
Net cash used in operating activities from continuing operations during the six months ended June 30, 2009, totaled $.6 million primarily due to a net loss from continuing operations of $.9 million partially offset by the collection of $350,000 from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. Net cash used in operating activities from continuing operations during the six months ended June 30, 2008, totaled $1.3 million. After excluding the gain on investment of $1.86 million from the income from continuing operations of $.35 million, the Company had a loss of approximately $1.5 million, which was partially offset by a net change in working capital items of $.2 million.
There was nominal cash provided by investing activities from continuing operations during the six months ended June 30, 2008.
There were no financing activities from continuing operations during the six months ended June 30, 2009 and 2008.
In addition to the $350,000 received from Yucaipa AEC noted above, the Company received $1.75 million from Yucaipa AEC on July 10, 2008. The gain related to the sale of this holding was included in the Company’s consolidated statement of operations included in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s remaining investment in Yucaipa AEC totals approximately $12,000 at June 30, 2009. This item, along with a separate investment in a technology related company of approximately $160,000, is included in the investments line item on the balance sheet.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.4 million at both June 30, 2009, and December 31, 2008.
Net cash used by discontinued operations during the six months ended June 30, 2009, total $.1 million primarily due to a loss from discontinued operations. Net cash provided by discontinued operations during the six months ended June 30, 2008, totaled $.1 million primarily due to gain associated with payments received related to the New Subordinated Note from Cyrk (see Note 7 of the “Notes to Condensed Consolidated Financial Statements”) partially offset by a net change in working capital items.
There was nominal net cash used in investing activities from discontinued operations during the six months ended June 30, 2008.
There were no net cash flows from financing activities within discontinued operations during the six months ended June 30, 2009 and 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2009, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

ITEM 4T.	CONTROLS AND PROCEDURES
Not applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
On November 25, 2008, the law firm of Neville Peterson LLP brought a lawsuit against the Company in the Superior Court of the District of Columbia seeking approximately $260,000 in fees for the performance of legal services in connection with customs laws matters performed in 2001. On December 8, 2008, the Company removed the case to the U.S. District Court for the District of Columbia. On July 2, 2009, the parties agreed to a settlement and dismissal of the case and the payment of $160,000 by the Company. A dismissal of the case was filed on July 7, 2009.

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

Date: August 13, 2009	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)