Form 10-Q
period 2009-09-30
SIMON WORLDWIDE INC
filed 2009-11-13
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At November 6, 2009, 54,201,080 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,290	$16,576
Prepaid expenses and other current assets	42	180
Other receivable	—	350
Assets from discontinued operations to be disposed of — current (Note 4)	198	84

Total current assets	15,530	17,190
Investments	170	295
Other assets	26	25
Assets from discontinued operations to be disposed of — non-current (Note 4)	362	436

Total non-current assets	558	756

	$16,088	$17,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94	$125
Accrued expenses and other current liabilities	150	379
Liabilities from discontinued operations — current (Note 4)	560	520

Total current liabilities	804	1,024

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 54,201,080 shares issued and outstanding net of 412,869 treasury shares at par value at September 30, 2009, and December 31, 2008	542	542
Additional paid-in capital	153,303	153,303
Deficit	(138,564)	(137,055)
Accumulated other comprehensive income	3	132

Total stockholders’ equity	15,284	16,922

	$16,088	$17,946

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Revenue	$—	$—	$—	$—
General and administrative expenses	587	1,373	1,558	3,004

Operating loss from continuing operations	(587)	(1,373)	(1,558)	(3,004)
Interest income	27	73	119	255
Gain (loss) on settlement	—	—	7	(50)
Investment impairment	(1)	—	(3)	(15)
Equity (loss) in Yucaipa AEC earnings	(1)	4	7	1,867

Loss from continuing operations before income taxes	(562)	(1,296)	(1,428)	(947)
Income tax provision	—	—	—	—

Net loss from continuing operations	(562)	(1,296)	(1,428)	(947)
Income (loss) from discontinued operations, net of tax (Note 4)	—	1,571	(81)	1,935

Net income (loss)	(562)	275	(1,509)	988
Excess of carrying value of preferred stock over fair value of common stock issued	—	19,688	—	19,688
Preferred stock dividends	—	(297)	—	(979)

Net income (loss) available to common stockholders	$(562)	$19,666	$(1,509)	$19,697

Income (loss) per share from continuing operations available to common stockholders:
Income (loss) per common share — basic	$(0.01)	$0.85	$(0.03)	$0.99

Income (loss) per common share — diluted	$(0.01)	$0.74	$(0.03)	$0.85

Weighted average shares outstanding — basic	54,201	21,209	54,201	17,922

Weighted average shares outstanding — diluted	54,201	24,868	54,201	21,946

Income per share from discontinued operations:
Income per common share — basic	$—	$0.08	$—	$0.11

Income per common share — diluted	$—	$0.06	$—	$0.09

Weighted average shares outstanding — basic	54,201	21,209	54,201	17,922

Weighted average shares outstanding — diluted	54,201	24,868	54,201	21,946

Net income (loss) available to common stockholders:
Income (loss) per common share — basic	$(0.01)	$0.93	$(0.03)	$1.10

Income (loss) per common share — diluted	$(0.01)	$0.80	$(0.03)	$0.94

Weighted average shares outstanding — basic	54,201	21,209	54,201	17,922

Weighted average shares outstanding — diluted	54,201	24,868	54,201	21,946

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Net income (loss)	$(562)	$275	$(1,509)	$988

Other comprehensive loss:
Unrealized loss on investments	—	(1,159)	(129)	(1,828)

Comprehensive loss	$(562)	$(884)	$(1,638)	$(840)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months
	ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,509)	$988
Income (loss) from discontinued operations	(81)	1,935

Loss from continuing operations	(1,428)	(947)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in Yucaipa AEC earnings	(7)	(119)
Gain on settlement	(7)	—
Charge for impaired investment	3	15
Cash provided by discontinued operations	32	1,844
Cash transferred from (to) discontinued operations	(114)	217
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	488	260
Accounts payable	(31)	375
Accrued expenses and other current liabilities	(222)	83

Net cash provided by (used in) operating activities	(1,286)	1,728

Cash flows from investing activities:
Other, net	—	1

Net cash provided by investing activities	—	1

Net increase (decrease) in cash and cash equivalents	(1,286)	1,729
Cash and cash equivalents, beginning of period	16,576	16,134

Cash and cash equivalents, end of period	$15,290	$17,863

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$76	$5

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
The Company had one stock-based compensation plan at September 30, 2009, and December 31, 2008. See Note 3.
At September 30, 2009 and December 31, 2008 the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™(“ASC”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The ASC was effective for the Company on July 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In May 2009, the FASB issued Statement No. 165, “Subsequent Events.” Under the FASB ASC, this Statement is referred to as ASC 855-10 and requires disclosure of the date through which an entity evaluates subsequent events as well as whether such date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855-10 was effective for the Company on April 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations. Subsequent events have been evaluated through November 13, 2009, the date of issuance of the financial statements.

In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157.” Under the FASB ASC, this FSP is referred to as ASC 820-10 and defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007, to fiscal years beginning after November 15, 2008. The remaining provisions of ASC 820-10 did not have a material effect on the Company’s consolidated statements of financial position or results of operations when they became effective for the Company on January 1, 2009.
In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations.” Under the FASB ASC, this Statement is referred to as ASC 805-10 and requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. ASC 805-10 also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. ASC 805-10 applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (now referred to as ASC 740-10 under the FASB ASC) which was effective on January 1, 2009, for all acquisitions. The adoption of ASC 805-10 did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB [Accounting Research Bulletin] No. 51.” Under the FASB ASC, this Statement is referred to as ASC 810-10-65 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary. ASC 810-10-65 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC 810-10-65, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. ASC 810-10-65 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC 810-10-65 shall be applied prospectively. ASC 810-10-65 became effective for the Company on January 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2009, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel.
At September 30, 2009 and December 31, 2008, the Company had stockholders’ equity of $15.3 million and $16.9 million, respectively. For the nine months ended September 30, 2009 and 2008 the Company had a net (loss) income from continuing operations of $(1.5) million and $1.0 million, respectively. The Company continues to incur losses in 2009 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5), and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In connection with the Company’s settlement of its litigation with McDonald’s and related entities, the Company received net cash proceeds, after attorney’s fees, of approximately $13 million and, due to the elimination of liabilities associated with the settlement of approximately $12 million, the Company recorded a gain of approximately $25 million in 2004. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
There were no stock options granted during the nine months ended September 30, 2009 or 2008.
The following summarizes the status of the Company’s stock options as of September 30, 2009, and changes for the nine months then ended:

		Weighted
		Exercise
	Shares	Price
Outstanding at the beginning of period	100,000	$2.59
Granted	—	—
Exercised	—	—
Expired or forfeited	(35,000)	5.69

Outstanding at end of period	65,000	0.92

Options exercisable at end of period	65,000	$0.92

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable
The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding				Options Exercisable
		Weighted
Range of		Average	Weighted	Aggregate		Weighted	Aggregate
Exercise	Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value

$0.10 — $1.99	55,000	3.60	$0.10	$13,750	55,000	$0.10	$13,750
$2.00 — $5.38	5,000	1.49	2.00	—	5,000	2.00	—
$7.56 — $8.81	5,000	0.49	8.81	—	5,000	8.81	—

$0.10 — $8.81	65,000	3.20	$0.92		65,000	$0.92

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.35 on September 30, 2009.

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
Assets and liabilities related to discontinued operations at September 30, 2009, and December 31, 2008, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$198	$84

Total current assets	198	84
Other non-current assets	362	436

Assets from discontinued operations to be disposed of	$560	$520

Liabilities:
Accrued expenses and other current liabilities	$560	$520

Total current liabilities	560	520

Liabilities from discontinued operations	$560	$520

Net income from discontinued operations for the three and nine months ended September 30, 2009 and 2008, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	—	143	114	368
Gain on settlements	—	(1,806)	(33)	(2,380)

Operating income (loss)	—	1,663	(81)	2,012

Interest income	—	4	—	19

Net income (loss) from discontinued operations	—	1,667	(81)	2,031
Income tax provision	—	(96)	—	(96)

Net income (loss)	$—	$1,571	$(81)	$1,935

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At September 30, 2009, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa, which also controls the largest holder of the Company’s common stock. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America and a provider of magazine information and front-end management services principally for retailers, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance was a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions.

At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002. In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16 (ASC 272-10), “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
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
At September 30, 2009, and December 31, 2008, the carrying values of other investments were approximately $20,000 and $21,000, respectively. These are presented as part of other assets in the consolidated balance sheets. During the nine months ended September 30, 2009 and 2008, the Company recorded investment impairments of approximately $3,000 and $15,000, respectively, to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary. Of the approximately $20,000 carrying value of other investments at September 30, 2009, and in accordance with the fair value hierarchy contained in Statement of Financial Accounting Standard No. 157 (ASC 820-10), “Fair Value Measurements,” approximately $14,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $6,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.

While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.
6. Earnings Per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for “loss available to common stockholders” and other related disclosures required by FASB Statement No. 128 (ASC 260-10), “Earnings per Share,” (in thousands, except share and per share data).
The following table presents a reconciliation of basic and diluted weighted average shares outstanding:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding — basic	54,201,080	21,209,118	54,201,080	17,921,963
Convertible preferred stock	—	3,659,262	—	4,023,852

Weighted average shares outstanding — diluted	54,201,080	24,868,380	54,201,080	21,945,815

There was no convertible preferred stock outstanding during the three and nine months ended September 30, 2009.
The following disclosures present the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,
	2009			2008
						Per
	Income	Shares	Per Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(562)			$(1,296)
Preferred stock exchanged over common stock received	—			19,688
Preferred stock dividends	—			(297)

Income (loss) from continuing operations available to common stockholders	$(562)	54,201,080	$(0.01)	$18,095	21,209,118	$0.85

Income from discontinued operations	$—	54,201,080	$—	$1,571	21,209,118	$0.08

Net income (loss)	$(562)			$275
Preferred stock exchanged over common stock received	—			19,688
Preferred stock dividends	—			(297)

Net income (loss) available to common stockholders	$(562)	54,201,080	$(0.01)	$19,666	21,209,118	$0.93

	For the three months ended September 30,
	2009			2008
						Per
	Income	Shares	Per Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Diluted EPS:
Loss from continuing operations	$(562)			$(1,296)
Preferred stock exchanged over common stock received	—			19,688

Income (loss) from continuing operations available to common stockholders	$(562)	54,201,080	$(0.01)	$18,392	24,868,380	$0.74

Income from discontinued operations	$—	54,201,080	$—	$1,571	24,868,380	$0.06

Net income (loss)	$(562)			$275
Preferred stock exchanged over common stock received	—			19,688

Net income (loss) available to common stockholders	$(562)	54,201,080	$(0.01)	$19,963	24,868,380	$0.80

During the three months ended September 30, 2009 and 2008, 65,000 and 155,000 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options.

	For the nine months ended September 30,
	2009			2008
						Per
	Income	Shares	Per Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(1,428)			$(947)
Preferred stock exchanged over common stock received	—			19,688
Preferred stock dividends	—			(979)

Income (loss) from continuing operations available to common stockholders	$(1,428)	54,201,080	$(0.03)	$17,762	17,921,963	$0.99

Income (loss) from discontinued operations	$(81)	54,201,080	$—	$1,935	17,921,963	$0.11

Net income (loss)	$(1,509)			$988
Preferred stock exchanged over common stock received	—			19,688
Preferred stock dividends	—			(979)

Net income (loss) available to common stockholders	$(1,509)	54,201,080	$(0.03)	$19,697	17,921,963	$1.10

	For the nine months ended September 30,
	2009			2008
						Per
	Income	Shares	Per Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Diluted EPS:
Loss from continuing operations	$(1,428)			$(947)
Preferred stock exchanged over common stock received	—			19,688

Income (loss) from continuing operations available to common stockholders	$(1,428)	54,201,080	$(0.03)	$18,741	21,945,815	$0.85

Income (loss) from discontinued operations	$(81)	54,201,080	$—	$1,935	21,945,815	$0.09

Net income (loss)	$(1,509)			$988
Preferred stock exchanged over common stock received	—			19,688

Net income (loss) available to common stockholders	$(1,509)	54,201,080	$(0.03)	$20,676	21,945,815	$0.94

For the nine months ended September 30, 2009 and 2008, 72,582 and 161,642 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.
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
One of the obligations assumed by Cyrk was to Winthrop Resources Corporation (“Winthrop”). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation was not required under the provisions of FASB Interpretation 45 (ASC 460-10), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5 [ASC 450-20], 57 [ASC 850-10], and 107 [ASC 825-10]and rescission of FASB Interpretation No. 34.” However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which were secured by the Company’s letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5 (ASC 450-20), “Accounting for Contingencies,” the Company recorded a charge in 2003 of $2.8 million to other expense with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. The available amount under this letter of credit reduced over time as the underlying obligation to Winthrop reduced. As of September 30, 2005, the available amount under the letter of credit was $2.1 million which was secured, in part, by $1.6 million of restricted cash of the Company. The Company’s letter of credit was also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company.
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
During the nine months ended September 30, 2008, approximately $269,000 in payments were received by the Company pursuant to the New Subordinated Note. Such amounts received, less imputed interest, are included in gain on settlement in Note 4.
At September 30, 2009, an allowance was recorded for the balance of the New Subordinated Note totaling $.3 million as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above, and as Cyrk did not make a timely payment on September 1, 2008, and has made no payments since.
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
On November 25, 2008, the law firm of Neville Peterson LLP brought a lawsuit against the Company in the Superior Court of the District of Columbia seeking approximately $260,000 in fees for the performance of legal services in connection with customs laws matters performed in 2001. On December 8, 2008, the Company removed the case to the U.S. District Court for the District of Columbia. On July 2, 2009, the parties agreed to a settlement and dismissal of the case and the payment of $160,000 by the Company which was less than the $167,000 contingent loss liability originally accrued by the Company. A dismissal of the case was filed on July 7, 2009. The Company recorded a gain on settlement within its continuing operations for the difference between the previously recorded contingent loss liability amount and the settlement payment amount.
10. Subsequent Events
The Company performed an evaluation of subsequent events through November13, 2009, the date of issuance of the financial statements, and noted no additional events that required disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2009, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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

As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2009, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008
The Company generated no sales or gross profits during the three months ended September 30, 2009 and 2008.
General and administrative expenses decreased $.8 million to $.6 million during the three months ended September 30, 2009, from $1.4 million during the same period in the prior year. The decrease is primarily due to advisory and legal costs during the prior period associated with reviewing the possible recapitalization of the Company by the Special Committee of independent directors and reduced labor cost associated with the former Chief Executive Officer’s termination of his services to the Company on September 30, 2008.

Interest income totaled approximately $27,000 during the three months ended September 30, 2009, compared to $.1 million during the same period in the prior year. The decrease is primarily due to a reduction in interest rates from the three months ended September 30, 2008.
The Company recorded a nominal investment impairment of approximately $1,000 during the three months ended September 30, 2009, to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
The Company recorded nominal amounts related to its equity in the earnings (losses) of Yucaipa AEC of approximately $(1,000) and $4,000 during the three months ended September 30, 2009 and 2008, respectively.
Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008
The Company generated no sales or gross profits during the nine months ended September 30, 2009 and 2008.
General and administrative expenses decreased $1.4 million to $1.6 million during the nine months ended September 30, 2009, from $3.0 million during the same period in the prior year. The decrease was primarily due to advisory and legal costs during the prior period associated with reviewing the possible recapitalization of the Company by the Special Committee of independent directors and reduced labor cost associated with the former Chief Executive Officer’s termination of his services to the Company on September 30, 2008.
Interest income totaled $.1 million during the nine months ended September 30, 2009, compared to $.3 million during the same period in the prior year. The decrease is primarily due to a reduction in interest rates from the nine months ended September 30, 2008.
During the nine months ended September 30, 2009, the Company recorded a gain on settlement of approximately $7,000 related to the settlement of a contingent loss liability on terms more favorable than the amount that was originally recorded by the Company. On May 21, 2008, the Company entered into a settlement agreement with Winthrop dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases. Accordingly, the Company recorded a loss on settlement during the nine months ended September 30, 2008.
The Company also recorded a nominal investment impairment of approximately $3,000 during the nine months ended September 30, 2009, and an investment impairment of approximately $15,000 during the nine months ended September 30, 2008. Such impairments were recorded to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
There was approximately $7,000 recorded to the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC for the nine months ended September 30, 2009. On July 10, 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its other holdings. The Company’s total gain related to the sale of this holding was $1.86 million which was included in the Company’s consolidated statement of operations for the nine months ended September 30, 2008. Although the Company should have recorded the gain in its consolidated financial statements included in its Form 10-K for the year ended December 31, 2007, the Company did not consider the event to be material because the Company believes investors base their valuation of the Company not on its historical operations, the amount of residual investments that continue to be held by the Company or the income or loss derived from such investments, but instead on the possibility that the Company may undertake a future acquisition of an operating business, facilitating the use of its net operating loss carryforwards. Further, the Company’s stock price has not changed historically in response to changes in the value of investments.

RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008
The Company generated no sales or gross profits during the three months ended September 30, 2009 and 2008.
The Company recorded general and administrative expenses of $0 during the three months ended September 30, 2009, compared to $.1 million during the same period of the prior year. The amounts for the prior period primarily consisted of adjustments to the recorded value of a cash surrender value related asset. There were no such adjustment required during the three months ended September 30, 2009.
The Company recorded a gain on settlement of approximately $1.8 million during the three months ended September 30, 2008, which is primarily attributable to the settlement of a lawsuit by Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses.
The Company recorded nominal interest income during the three months ended September 30, 2008.
Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008
The Company generated no sales or gross profits during the nine months ended September 30, 2009 and 2008.
The Company recorded general and administrative expenses of approximately $.1 million during the nine months ended September 30, 2009, compared to $.4 million during the same period of the prior year. The amounts for both periods primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
Gain on settlements totaled approximately $33,000 during the nine months ended September 30, 2009, compared to $2.4 million during the same period in the prior year. The amount recorded during the nine months ended September 30, 2009, is due to amounts collected related to the New Subordinated Note with Cyrk. The amount recorded during the nine months ended September 30, 2008, is primarily related to the settlement of a lawsuit by the Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses, with the remainder attributable to the settlement of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company.
Interest income totaled approximately $19,000 during the nine months ended September 30, 2008, which represents imputed interest income earned on the New Subordinated Note from Cyrk.
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
The Company continues to incur operating losses in 2009 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand and the recovery of certain long-term investments. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5 of the “Notes to Condensed Consolidated Financial Statements”), and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the

Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Continuing Operations
Working capital from continuing operations was $15.1 million and $16.6 million at September 30, 2009, and December 31, 2008, respectively.
Net cash used in operating activities from continuing operations during the nine months ended September 30, 2009, totaled $1.2 million primarily due to a net loss from continuing operations of $1.4 million and reduction in accounts payable and accrued liabilities of $.3 million, partially offset by the collection of $350,000 from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. Net cash used in operating activities from continuing operations during the nine months ended September 30, 2008, totaled $.3 million primarily due to a loss from continuing operations of $0.9 million partially offset by a change in working capital.
There was nominal cash provided by investing activities from continuing operations during the nine months ended September 30, 2008.
There were no financing activities from continuing operations during the nine months ended September 30, 2009 and 2008.
In addition to the $350,000 received from Yucaipa AEC noted above, the Company received $1.75 million from Yucaipa AEC on July 10, 2008. The gain related to the sale of this holding was included in the Company’s consolidated statement of operations included in the Company’s Form 10-K for the year ended December 31, 2008. The Company’s remaining investment in Yucaipa AEC totals approximately $10,000 at September 30, 2009. This item, along with a separate investment in a technology related company of approximately $160,000, is included in the investments line item on the balance sheet.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.4 million at both September 30, 2009, and December 31, 2008.

Net cash used by discontinued operations during the nine months ended September 30, 2009, total $.1 million primarily due to a loss from discontinued operations. Net cash provided by discontinued operations during the nine months ended September 30, 2008, totaled $2.1 million primarily due to the settlement of a lawsuit by the Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses, $.2 million associated with payments received related to the New Subordinated Note from Cyrk, and $.2 million cash transferred from discontinued operations as discontinued operations already had sufficient assets from discontinued operations to be disposed of to cover liabilities from discontinued operations.
There were no net cash used in investing activities from discontinued operations during the nine months ended September 30, 2009 and 2008.
There were no net cash flows from financing activities within discontinued operations during the nine months ended September 30, 2009 and 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2009, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
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

Date: November 13, 2009	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)