Form 10-K
period 2009-12-31
SIMON WORLDWIDE INC
filed 2010-03-26
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act:
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At June 30, 2009, the aggregate market value of voting stock held by non-affiliates of the registrant was $5,301,555.
At March 12, 2010, 54,201,080 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2009, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2009, the Company had stockholders’ equity of $14.7 million. For the year ended December 31, 2009, the Company had net loss of $2.1 million. The Company incurred losses within its continuing operations in 2009 and continues to incur losses in 2010 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009, and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC in September 2008, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
At December 31, 2009, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by the Yucaipa Companies, a Los Angeles, California based investment firm. Yucaipa AEC in turn principally held an investment in the common stock of Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America, and a provider of magazine information and front-end management services for retailers and a publisher of approximately 75 magazine titles. Yucaipa AEC held this investment in Source until April 28, 2009, when Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to 2005, this investment was in Alliance Entertainment Corp. (“Alliance”) which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge at the time of $10.0 million to write down this investment.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16 (ASC 272-10), “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source was a publicly traded company, the Company’s pro-rata investment in Yucaipa AEC, which held the shares in Source, was equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which did not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which did not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognized its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity (deficit).
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
The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. On December 28, 2009, the Company appointed a Special Committee of independent directors to explore alternative courses of action for the Company, including the possible acquisition or combination with one or more operating businesses. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful.
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
In connection with the Recapitalization Agreement, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010, or (ii) December 31, 2011, in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010, but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, (where the latest date to apply is referred to as the “Termination Date”) the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.
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
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note, or the Confession of Judgment. So long as Cyrk did not default on the New Subordinated Note, the Company agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Through September 30, 2008, the Company had collected $1.3 million from Cyrk under the New Subordinated Note. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since under the terms of the New Subordinated Note. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. In June 2009, and in the process of executing on the Confession of Judgment, the Company collected approximately $33,000. There is no assurance that the Company will be successful in further enforcing the Confession of Judgment and collecting any further payments.

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
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. On December 28, 2009, the Company appointed a Special Committee of independent directors to explore alternative courses of action for the Company, including the possible acquisition or combination with one or more operating businesses. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful.
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
Investments
The Company has made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions and other economic factors. The carrying value of the Company’s investment portfolio totaled $.1 million as of December 31, 2009.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
In September 2009, the Company renewed a 12-month lease agreement for 2,600 square feet of office space in Los Angeles, California, with a monthly rent of approximately $5,400, into which the Company relocated its remaining scaled-down operations in 2004. For a summary of the Company’s minimum rental commitments under all non-cancelable operating leases as of December 31, 2009, see Notes to Consolidated Financial Statements.
Item 3. Legal Proceedings
None.
Item 4. Reserved

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

	2009		2008
	High	Low	High	Low
First quarter	$0.37	$0.17	$0.43	$0.30
Second quarter	0.35	0.15	0.51	0.30
Third quarter	0.35	0.15	0.45	0.29
Fourth quarter	0.35	0.21	0.40	0.15
As of March 12, 2010, the Company had approximately 388 holders of record of its common stock. The last reported sale price of the Company’s common stock on March 12, 2010, was $0.34.
The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.
During 2009, the Company did not repurchase any of its common stock.
Stock Performance Graph
The following graph assumes an investment of $100 on December 31, 2004, and compares changes thereafter through December 31, 2009, in the market price of the Company’s common stock with (1) the Nasdaq Composite Index (a broad market index) and (2) the Russell 2000 Index. The Russell 2000 Index was used in place of a published industry or line-of-business index because although the Company formerly had marketing services operations, the Company currently has no operating business. As such, a published industry or line-of-business index would not provide a meaningful comparison and the Company cannot reasonably identify a peer group. As an alternative, the Company used the Russell 2000 Index which represents a capitalization-weighted index designed to measure the performance of the 2,000 smallest publicly traded U.S. companies, in terms of market capitalization, that are a subset of the Russell 3000 Index. The Nasdaq Composite Index measures all Nasdaq domestic and international based common type stocks listed on The Nasdaq Stock Market and includes over 3,000 companies.
The performance of the indices is shown on a total return (dividend reinvestment) basis; however, the Company paid no dividends on its common stock during the period shown. The graph lines merely connect the beginning and ending of the measuring periods and do not reflect fluctuations between those dates.

	Fiscal Year Ended
	2004	2005	2006	2007	2008	2009

SWWI	$100	$169	$223	$308	$285	$262

NASDAQ	100	101	111	122	72	104

Russell 2000	100	104	121	118	77	96
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

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share data)
Selected income statement data:
Continuing operations:
Net sales	$—	$—	$—	$—	$—
Net loss	(2,035)	(1,156)	(2,093)	(2,625)	(2,684)
Income (loss) per common share available to common shareholders:
Basic	(0.04)	0.65	(0.21)	(0.23)	(0.23)
Diluted	(0.04)	0.62	(0.21)	(0.23)	(0.23)

Discontinued operations:
Net sales	—	—	—	—	—
Net income (loss)	(81)	1,777	312	707	(478)
Income (loss) per common share available to common shareholders:
Basic	0.00	0.07	0.02	0.04	(0.03)
Diluted	0.00	0.06	0.02	0.04	(0.03)

	December 31,
	2009	2008		2007	2006	2005
	(in thousands)
Selected balance sheet data:
Cash and cash equivalents (a)	$14,765	$16,660		$16,134	$17,637	$16,473
Total assets	15,443	17,946		20,427	26,590	31,822
Redeemable preferred stock	—	—	(b)	33,696	32,381	31,118
Stockholders’ equity (deficit)	14,675	16,922		(14,868)	(7,236)	(841)

(a)	Includes only non-restricted cash and cash included in discontinued operations in the balance sheets of $198, $84, $0, $408, and $163 as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(b)	At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation in order to effect a recapitalization of the Company wherein the Company issued 37,940,756 shares of common stock in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million.
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
Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2009, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2009, the Company had stockholders’ equity of $14.7 million. For the year ended December 31, 2009, the Company had a net loss of $2.1 million. The Company incurred losses within its continuing operations in 2009 and continues to incur losses in 2010 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009, and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC in September 2008, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of the significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. On December 28, 2009, the Company appointed a Special Committee of independent directors to explore alternative courses of action for the Company, including the possible acquisition or combination with one or more operating businesses. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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
Management applies the following critical accounting policies in the preparation of the Company’s consolidated financial statements:
Long-Term Investments
In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that were at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business and to provide venture investment returns. These companies in which the Company had invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions, and other economic factors. The carrying value of the Company’s investment portfolio totaled $.1 million as of December 31, 2009.
Investments are designated as available-for-sale in accordance with the provisions of Accounting Standards Codification (“ASC”) 320-10-25, and as such, unrealized gains and losses are reported in the accumulated other comprehensive income (loss) component of stockholders’ equity (deficit). Other investments, for which there are no readily available market values, are accounted for under the cost method and carried at the lower of cost or estimated fair value. The Company assesses on a periodic basis whether declines in fair value of investments below their amortized cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. During 2009, 2008, and 2007, the Company recorded investment impairments of approximately $3,000, $30,000, and $2,000, respectively, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.
At December 31, 2009, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by the Yucaipa Companies, a Los Angeles, California based investment firm. Yucaipa AEC in turn principally held an investment in the common stock of Source Interlink Companies (“Source”), a direct-to-retail magazine distribution and fulfillment company in North America, and a provider of magazine information and front-end management services for retailers and a publisher of approximately 75 magazine titles. Yucaipa AEC held this investment in Source until April 28, 2009, when Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to 2005, this investment was in Alliance Entertainment Corp. (“Alliance”) which is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
The Company’s accounting policy for long-term investments is considered critical because long-term investments represent one of the Company’s most material asset other than cash and prepaid expenses in continuing operations. The Company’s review for impairment relies heavily on its ability to project future cash flows related to its cost basis investments. Because these investments are in a portfolio of primarily privately held companies, readily determinable market values are not available. Consequently, the Company must use its judgment in determining the related values of these investments by considering current results, trends and future prospects, capital market conditions, and other economic factors. The Company accounts for its investment in Yucaipa AEC Associates using the equity method in accordance with ASC 272-10.

On February 28, 2005, Alliance merged with Source. Inasmuch as Source was a publicly traded company, the Company’s pro-rata investment in Yucaipa AEC, which held the shares in Source, was equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which did not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger, and to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognized its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity (deficit). There were adjustments totaling $.1 million during the three months ended March 31, 2009, which increased the recorded value of the Company’s investment in Yucaipa AEC to $.2 million. Subsequently, on April 28, 2009, Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code and the Company lost its equity in Source in connection with the bankruptcy. Accordingly, the Company reduced the value of its Source investment to $0 as of March 31, 2009. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC which power is held by Yucaipa AEC.
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
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note, or the Confession of Judgment. So long as Cyrk did not default on the New Subordinated Note, the Company agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since under the terms of the New Subordinated Note. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. In June 2009, and in the process of executing on the Confession of Judgment, the Company collected approximately $33,000. There is no assurance that the Company will be successful in further enforcing the Confession of Judgment and collecting any further payments.

Recently Issued Accounting Standards
In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, an amendment of FASB Accounting Standards CodificationTM (“ASC”) Topic 855 “Subsequent Events.” Although Securities and Exchange Commission (“SEC”) filers are still required to evaluate subsequent events through the date their financial statements are issued, ASU No. 2010-09 removes the requirement that SEC filers disclose in their financial statements the date through which subsequent events have been evaluated. The standard is effective upon issuance for filings after February 24, 2010. The adoption of ASU No. 2010-09 by the Company did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring new disclosures regarding significant transfers in and out of Levels 1 and 2 of the fair value hierarchy as well as disclosure of certain activity in Level 3 measurements. ASU 2010-06 also clarifies disclosures regarding the required level of disaggregation for each class of assets and liabilities and disclosures regarding inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of certain activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect ASU 2010-06 to have a material effect on the Company’s consolidated statements of financial position or results of operations.
In June 2009, the FASB issued ASU No. 2009-01, “Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. The ASC was effective for the Company on July 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In February 2008, the FASB issued Staff Position FAS 157-2 (ASC 820-10), “Effective Date of FASB Statement No. 157,” which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007, to fiscal years beginning after November 15, 2008. The remaining provisions of ASC 820-10 did not have a material effect on the Company’s consolidated statements of financial position or results of operations when they became effective for the Company on January 1, 2009.
In December 2007, the FASB issued Statement No. 141R (ASC 805-10), “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations,” and requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. ASC 805-10 also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. ASC 805-10 applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48 (ASC 740-10), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which was effective on January 1, 2009, for all acquisitions. The adoption of ASC 805-10 did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In December 2007, the FASB issued Statement No. 160 (ASC 810-10-65), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary. ASC 810-10-65 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC 810-10-65, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. ASC 810-10-65 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC 810-10-65 shall be applied prospectively. ASC 810-10-65 became effective for the Company on January 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
Significant Contractual Obligations
The following table includes certain significant contractual obligations of the Company at December 31, 2009:

	Payments Due by Period
		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(in thousands)
Operating leases (a)	$49	$49	$—	$—	$—

(a)	Payments for operating leases are recognized as an expense in the consolidated statement of operations on a straight-line basis over the term of the lease.
Other Commercial Commitments
The following table includes certain commercial commitments of the Company at December 31, 2009:

	Total
	Committed at
	December 31,	Total Committed at end of
	2009	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
	(in thousands)
Standby letters of credit	$36	$36	$36	$36	$36	$36	$36

The amount committed at December 31, 2009, relates to a letter of credit provided by the Company to support the Company’s periodic payroll tax obligations.
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
Continuing Operations
2009 Compared to 2008
There were no revenues during 2009 and 2008.
General and administrative expenses totaled $2.2 million in 2009 compared to $3.6 million in the prior year. The decrease was primarily due to advisory and legal costs during the prior year associated with reviewing the possible recapitalization of the Company by the Special Committee of independent directors and reduced labor cost associated with the former Chief Executive Officer’s termination of his services to the Company on September 30, 2008.
Interest income totaled $.1 million in 2009 compared to $.3 million in the prior year. The decrease is primarily due to a reduction in interest rates and average cash balances in 2009 when compared to the prior year.

During 2009, the Company recorded a gain on settlement of approximately $7,000 related to the settlement of a contingent liability on terms more favorable than the amount that was originally recorded by the Company. On May 21, 2008, the Company entered into a settlement agreement with Winthrop dismissing previously disclosed litigation for a payment by the Company of $50,000 and an exchange of mutual releases. Accordingly, the Company recorded a loss on settlement during 2008.
During 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. In addition, the Company collected approximately $350,000 during March 2009 for a receivable on its December 31, 2008, balance sheet related to this transaction. Accordingly, the Company’s total gain related to the sale of this holding was $2.1 million which was included in the Company’s consolidated statement of operations during 2008. In addition, there was approximately $4,000 recorded to the Company’s 2008 consolidated statement of operations for equity in the earnings of Yucaipa AEC.
There were no preferred stock dividends in 2009 and $1.0 million of preferred stock dividends in 2008. The decrease is due to the exchange of all outstanding shares of preferred stock for shares common stock during 2008. At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation in order to effect a recapitalization of the Company where the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represents a return to the Company. This return is included in the excess of carrying value of preferred stock over fair value of common stock issued line item in the accompanying consolidated statement of operations for the year ended December 31, 2008.
2008 Compared to 2007
There were no revenues during 2008 and 2007.
General and administrative expenses totaled $3.6 million in 2008 compared to $2.9 million in 2007. The increase was primarily due to a lump sum payment totaling $.4 million made in 2008 to the former Chief Executive Officer upon termination of his services to the Company in accordance with his Executive Services Agreement and $.5 million in costs associated with the holding of the Company’s Special Meeting of Stockholders on September 18, 2008, partially offset by $.1 million reduction in fourth quarter labor cost associated with the former Chief Executive Officer’s termination of his services to the Company on September 30, 2008, and a $.1 million reduction in lease and other expenses. Changes in general and administrative expenses going forward are dependent on the outcome of the various alternative courses of action for the Company being considered by the Board of Directors, which include possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. On December 28, 2009, the Company appointed a Special Committee of independent directors to explore alternative courses of action for the Company, including the possible acquisition or combination with one or more operating businesses. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful. Accordingly, the Company cannot predict changes in general and administrative expenses going forward.
Interest income totaled $.3 million in 2008 compared to $.8 million in 2007. The decrease is primarily related a significant decrease in the average fed funds rate, to which the Company’s largest cash account was indexed for substantially the entire year. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009, and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC in September 2008, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
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
Discontinued Operations
2009 Compared to 2008
The Company generated no sales or gross profits during 2009 and 2008.
The Company recorded general and administrative expenses of $.1 million during 2009 compared to $.5 million during the prior year. The amounts for both years primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
Gain on settlements totaled approximately $33,000 during 2009 compared to $2.4 million during the prior year. The amount recorded during 2009 is due to amounts collected related to the New Subordinated Note with Cyrk. The amount recorded during 2008 is primarily related to the settlement of a lawsuit by the Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses, with the remainder attributable to the settlement of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company.
Interest income totaled approximately $19,000 during 2008 which represents imputed interest income earned on the New Subordinated Note from Cyrk.

2008 Compared to 2007
There were no revenues or gross profit during 2008 and 2007. In addition, there were approximately $.5 million and $47,000 of general and administrative expenses during 2008 and 2007, respectively, which related to adjustments to decrease the recorded value of a cash surrender value related asset.
The Company recorded a gain on settlement of approximately $2.4 million during 2008 compared to $.3 million during 2007. The 2008 amount is attributable to the settlement of a lawsuit by the Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses, $.4 million attributable to the settlement of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company, and $.2 million representing collections, net of imputed interest of approximately $19,000, related to the New Subordinated Note with Cyrk. The 2007 amount represented collections, net of imputed interest of approximately $45,000, related to the New Subordinated Note with Cyrk.
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
The Company incurred losses within its continuing operations in 2009 and continues to incur losses in 2010 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income within its continuing operations, the source of current and future working capital is expected to be cash on hand and the recovery of certain long-term investments. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. On December 28, 2009, the Company appointed a Special Committee of independent directors to explore alternative courses of action for the Company, including the possible acquisition or combination with one or more operating businesses. The Company cannot predict when the directors will have developed a proposed course of action or whether any such course of action will be successful.
Continuing Operations
Working capital attributable to continuing operations at December 31, 2009 and 2008 was $14.5 million and $16.6 million, respectively.
Net cash used in operating activities from continuing operations during 2009 totaled $2.0 million, primarily due to a loss from continuing operations resulting from the general and administrative expenses to manage the affairs of the Company and resolve remaining outstanding legal matters.
Net cash used in operating activities from continuing operations during 2008 totaled $1.3 million, primarily due to a loss from continuing operations resulting from the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters, and a net change in working capital items. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004 of $13 million, after attorney’s fees, $2.1 million received from Yucaipa AEC in July 2008 and March 2009, and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC in September 2008, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. In addition, the Company does not expect any significant capital expenditures in the foreseeable future.
Net cash used in operating activities from continuing operations during 2007 totaled $2.1 million, primarily due to a loss from continuing operations resulting from the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters.
There was no cash provided by investing activities during 2009 and nominal cash provided by investing activities during 2008 and 2007.
There were no financing cash flows within continuing operations during 2009, 2008, and 2007.
The Company is also involved in other litigation and legal matters which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these other litigation and legal matters will have a material adverse effect on its financial condition, results of operations, or net cash flows.
Discontinued Operations
Working capital deficit attributable to discontinued operations was $.4 million at December 31, 2009 and 2008.
Net cash used by discontinued operations during 2009 totaled approximately $49,000 primarily due to a loss from discontinued operations of approximately $81,000 partially offset by a net change in working capital items.
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
There was no cash provided by investing activities of discontinued operations during 2009 and nominal cash provided by investing activities of discontinued operations during 2008. Cash provided by investing activities of discontinued operations totaled $.2 million during 2007 primarily due to a reduction in restricted cash.
There were no financing activities of discontinued operations during 2009, 2008, and 2007.
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

Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Not applicable.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer and principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.
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
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2009, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
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
On June 11, 2008, the Company entered into an Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Overseas Toys, that, among other things, provided for the conversion of all of the Company’s outstanding series A senior cumulative participating convertible preferred stock into shares of common stock representing 70% of the shares of common stock outstanding immediately following the recapitalization. In addition, Overseas Toys would be able to designate 70% of the members of the Board of Directors, rounded up or down to the nearest director. At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement. The designees of Overseas Toys currently serving on the Board of Directors are Ira Tochner, Bradford Nugent, and Greg Mays. Mr. Nugent was appointed to the Board of Directors by Overseas Toys effective January 31, 2009.
The following table sets forth the names and ages of the Directors, and the years in which each individual has served as a director:

			Year Term
Name	Age	Class	Expires	Service as Director
Joseph W. Bartlett	76	I	2009	1993 to present
Allan I. Brown	69	I	2009	1999 to present
Greg Mays	63	II	2010	2004 to present
Bradford Nugent	30	II	2010	2009 to present
Ira Tochner	48	II	2010	2006 to present
Terrence Wallock	65	III	2008	2006 to present
No stockholders meeting to elect directors has been held since 2007. In accordance with Delaware law and the Company’s by-laws, the directors’ terms continue until their successors are elected and qualified.
There were four meetings of the Board of Directors held during 2009.
Business History of Directors and Executive Officers
Mr. Bartlett has served as a director of the Company since 1993 due to his experience in venture capital, corporate restructurings, mergers and acquisitions, and corporate governance matters. He is also currently engaged in the private practice of law as of counsel to the law firm of Sullivan & Worcester LLP. He was of counsel to the law firm of Sonnenschein Nath & Rosenthal LLP from February 2008 through September 2008, and he was of counsel to the law firm of Fish & Richardson, P.C. from 2003 through January 2008. From 1996 through 2002, Mr. Bartlett was a partner in the law firm of Morrison & Foerster LLP. He was a partner in the law firm of Mayer, Brown & Platt from July 1991 until March 1996. From 1969 until November 1990, Mr. Bartlett was a partner of, and from November 1990 until June 1991 he was of counsel to, the law firm of Gaston & Snow. Mr. Bartlett served as Under Secretary of the United States Department of Commerce from 1967 to 1968 and as law clerk to the Chief Justice of the United States in 1960.
Mr. Brown has served as a director of the Company since 1999 due to his marketing, strategic planning, and executive experience. He was the Company’s chief executive officer and president from July 2001 until March 2002 when his employment with the Company terminated. From November 1999 to July 2001, Mr. Brown served as the Company’s co-

chief executive officer and co-president. From November 1975 until March 2002, Mr. Brown served as the chief executive officer of Simon Marketing.
Mr. Mays has been the Company’s Chief Executive Officer since October 2008, Chief Financial Officer since May 2003, and a director of the Company since May 2004. Mr. Mays brings to the board of directors considerable experience in corporate restructurings, mergers and acquisitions, and corporate finance and accounting. Beginning in 2001, Mr. Mays liquidated the operational components of the Company. Since 2000, Mr. Mays has had a private consulting practice, specializing in management and company reorganization. During that period of time, he has been Chairman and Chief Executive Officer of three different public companies and one private company, all requiring various levels of restructuring. Most recently in 2006 and 2007, Mr. Mays served as Chairman and Chief Executive Officer of Wild Oats, which was subsequently acquired by Whole Foods in September 2007. Prior to that, he worked under an umbrella of equity companies in a very active merger and acquisition environment. Specializing in the supermarkets retail business, Mr. Mays held numerous executive positions in the acquired supermarket companies all of which had an emphasis of improving shareholder value with the exit strategy to realize value to all stakeholders. Mr. Mays is currently a director of the Great Atlantic and Pacific Tea Company. In addition, Mr. Mays has served as Chairman and Chief Executive Officer of Source Interlink Companies since October 2008 and a director since February 2005.
Mr. Nugent joined The Yucaipa Companies in 2005. Prior to joining Yucaipa, he was a member of the Leveraged Finance Group at CIBC World Markets in addition to serving as an Investment Associate at Flag Capital Management, a multi-strategy hedge fund. Mr. Nugent has served as a director of the Company since 2009 due to his extensive experience in venture capital and corporate finance. Mr. Nugent currently serves on several boards of Yucaipa investments, including AFA Foods, Inc. and is actively involved in originating, structuring and executing Yucaipa investments.
Mr. Tochner has served as a member of our board of directors since 2006 and has served as the chairman of our board of directors since 2006. Mr. Tochner provides the Company with extensive experience in mergers and acquisitions, strategic planning, and corporate finance and accounting. Mr. Tochner is also a partner at Yucaipa. Prior to joining Yucaipa in 1990, Mr. Tochner was a manager in the audit division of Arthur Andersen & Co. In addition to serving on our board of directors, Mr. Tochner serves as a director of Allied Holdings, Inc. and trustee of Americold Realty Trust.
Mr. Wallock is an attorney, consultant, and private investor. He serves as the Company’s secretary and acting general counsel and has served as a director of the Company since 2006 due to his considerable experience in corporate restructurings, mergers and acquisitions, and corporate governance matters. Prior to engaging in a consulting and private legal practice in 2000, he served a number of public companies as senior executive and general counsel, including Denny’s Inc., The Vons Companies, Inc., and Ralphs Grocery Company. Mr. Wallock also serves on the board of directors of The Great Atlantic & Pacific Tea Company, Inc. He previously served on the board of directors of Source Interlink Companies, Inc.
The Company’s ongoing operations are managed by Greg Mays, Chief Executive Officer and Principal Financial Officer, in consultation with Terry Wallock, the Company’s acting general counsel.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock on an as-converted basis (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2009, and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2009.
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
The Audit Committee held five meetings during 2009.
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
The Compensation Committee did not meet during 2009.
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
Setting Executive Compensation
The Company did not make any change to the compensation arrangements existing prior to the beginning of 2009 for the Company’s executive officers, as the Compensation Committee determined that the existing arrangements were structured to achieve the key objectives outlined above, which the Compensation Committee believes will ultimately enhance shareholder value.
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
2009 Executive Compensation Components
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
The Company has historically made equity awards to its directors and executive officers, though did not make any such awards in 2009 as the Compensation Committee believed that the key objectives of compensation outlined above were more appropriately satisfied by cash compensation, paid currently, pending a refocus of the Company’s business. Previously, awards were made pursuant to the terms of the Company’s 1993 Omnibus Stock Plan, which expired by its terms in 2003, and pursuant to the terms of the Company’s 1997 Acquisition Stock Plan, which expired by its terms on April 4, 2007, although there are no outstanding awards granted under that plan. The Company does not have any program, plan, or practice of timing option grants to its executives in coordination with the release of material non-public information and did not have any such program, plan, or practice during 2009.
The Company has not formally adopted any stock ownership or stock retention guidelines, in part due to the illiquid nature of the Company’s stock.
The Company believes that its compensation policies and practices are not reasonably likely to have a material adverse effect on the Company because none of its compensation policies and practices reward risk taking by its directors, officers, and employees.
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
Accounting for Stock-Based Compensation:
Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation — Stock Compensation.”

Summary Compensation Table
The following table sets forth the compensation the Company paid or earned by the individual who served as principal executive officer and principal financial officer during the year. The Company had no other executive officers. During 2009, 2008, and 2007, there were no bonuses, stock awards, option awards, non-equity incentive plan compensation, pension earnings, or non-qualified deferred compensation earnings.

			(b)
		(a)	All Other
Name	Year	Salary	Compensation		Total
Greg Mays	2009	$210,000	$56,000	(c)	$266,000
Chief Executive Officer,	2008	210,000	74,000	(d)	284,000
Chief Financial Officer, and Director	2007	210,000	66,000	(e)	276,000

(a)	All cash compensation received in capacity as an executive officer consists of salary.

(b)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted because the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(c)	Amount consists of $50,000 for board retainer and $6,000 for board meeting fees.

(d)	Amount consists of $50,000 for board retainer and $24,000 for board meeting fees.

(e)	Amount consists of $50,000 for board retainer and $16,000 for board meeting fees.
Grants of Plan-Based Awards
There were no grants of equity or non-equity plan-based awards during the last fiscal year.
Executive Services Agreements with Officers
In May 2003, the Company entered into an Executive Services Agreement with Mr. Mays. The purpose of the Agreement was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of an experienced executive knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreement provided for compensation at the rate of $4,040 per week to Mr. Mays. Additional hourly compensation is provided after termination of the Agreement and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2009, no such additional payments were made. The Agreement provides for the payment of health insurance benefits and for mutual releases upon termination.
By amendments dated May 3, 2004, the Agreement was amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. Under the amendment health benefits are to be provided during any notice period or for the time with respect to which an equivalent payment is made.
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
Health benefits provided during 2009 by the Company to Mr. Mays totaled $42,726.

Outstanding Equity Awards at Fiscal Year-End
The following table includes information relating to the value of all unexercised options previously awarded to the executive officers named above as of December 31, 2009. In addition, there were no unexercisable options, unearned options, or stock awards outstanding as of December 31, 2009.

Number of
Securities
Underlying
	Unexercised	Option	Option
	Options	Exercise	Expiration
Name and Principal Position	Exercisable	Price	Date
Greg Mays	10,000	$0.10	05/09/13
Chief Executive Officer,
Chief Financial Officer, and
Director
Option Exercises and Stock Vested
There were no options exercised by the executive officer named above during the year ended December 31, 2009. In addition, the Company did not make any stock awards and there was no vesting of stock awards during 2009.
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
Health Insurance Benefits:
In the event of voluntary or involuntary termination or a change in control, Mr. Mays would be eligible to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of employment at substantially the same benefit level as provided during employment in the approximate amount of $73,656, paid in monthly installments over an 18-month period.

Directors’ Compensation
The following table provides compensation information for 2009 for each member of our Board of Directors except for board members already disclosed in the Summary Compensation table above. Also during 2008, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, non-qualified deferred compensation earnings, or other compensation:

	(a)
	Fees
	Earned
	or Paid
Name	in Cash		Total
Joseph Bartlett	$110,000	(b)	$110,000
Allan Brown	105,000	(c)	105,000
Bradford Nugent	53,833	(d)	53,833
Erika Paulson	4,167	(e)	4,167
Ira Tochner	56,000	(f)	56,000
Terry Wallock	58,000	(g)	58,000

(a)	Directors are paid an annual retainer of $50,000. Directors also receive a fee of $2,000 for each Board of Directors, Audit and Compensation Committee meeting attended. The chairmen of the Audit and the Compensation Committees also receive annual retainers of $7,500 and $5,000, respectively, plus an additional $500 for each committee meeting they chair.

(b)	Amount consists of $50,000 for board retainer, $20,500 for board meeting fees, $12,000 in other board fees, $20,000 for Special Committee fee, and $7,500 for Audit Committee chair fee. Mr. Bartlett held 30,000 stock options, all of which were vested, at December 31, 2009.

(c)	Amount consists of $50,000 for board retainer, $18,000 for board meeting fees, $12,000 in other board fees, $20,000 for Special Committee fee, and $5,000 for Compensation Committee chair fee. Mr. Brown held 20,000 stock options, all of which were vested, at December 31, 2009.

(d)	Amount consists of $45,833 for board retainer and $8,000 for board meeting fees. Mr. Nugent joined the Company’s Board of Directors effective January 31, 2009.

(e)	Amount is for board retainer. Ms. Paulson resigned from the Company’s Board of Directors effective January 31, 2009.

(f)	Amount consists of $50,000 for board retainer and $6,000 for board meeting fees.

(g)	Amount consists of $50,000 for board retainer and $8,000 for board meeting fees. Mr. Wallock held 5,000 stock options, all of which were vested, at December 31, 2009.
Executive Services Agreements with Directors
In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, and Wallock. The purpose of the agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2009, no such additional payments were made. The agreements provide for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr. Wallock, May 27, 2006, the agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. By amendment dated November 10, 2008, the Agreement with Mr. Wallock was further amended to comply with Section 409A of the Internal Revenue Code by deleting the right by Mr. Wallock to resign and receive any lump sum payments. Under the amendments health benefits may be continued under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of services.

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
Compensation Committee Report
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2009 Form 10-K. Based on such reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth certain information regarding beneficial ownership of the Company’s common stock at March 12, 2010. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company’s common stock shown as beneficially owned by them.
Security Ownership of Certain Beneficial Owners
The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock:

	Number of Shares
Name and Address	Of Common Stock	Percentage Of
Of Beneficial Owner (a)	Beneficially Owned	Class
Yucaipa and affiliates (b)(c)(d) Overseas Toys, L.P. OA3, LLC Multi-Accounts, LLC Ronald W. Burkle	37,940,756	70.0%

Everest Special Situations Fund L.P. (c)(d) Maoz Everest Fund Management Ltd. Elchanan Maoz Platinum House 21 H’ arba’ a Street Tel Aviv 64739 Israel	3,388,091	6.25%

(a)	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 12, 2010, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock.

(b)	Overseas Toys, L.P. is an affiliate of Yucaipa. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

(c)	Based on 54,201,080 shares of common stock outstanding as of March 12, 2010.

(d)	The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.

Security Ownership of Management
The following table sets forth information at March 12, 2010, regarding the beneficial ownership of the Company’s common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of March 12, 2010) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company’s directors and persons performing the roles of executive officers as a group:

	Number of Shares
Name and Address	Of Common Stock	Percentage Of
Of Beneficial Owner (a)	Beneficially Owned	Class (b)
Allan I. Brown (c)	1,133,023	2.1%
Joseph W. Bartlett (d)	30,000	*
Greg Mays (e)	10,000	*
Bradford Nugent	—	—
Ira Tochner	—	—
Terrence Wallock (f)	5,000	*
All directors and executive officers as a group (6 persons)	1,178,023	2.2%

*	Represents less than 1%

(a)	The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 5200 W. Century Boulevard, Suite 420, Los Angeles, California, 90045. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 12, 2010, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights.

(b)	Based on 54,201,080 shares of common stock outstanding as of March 12, 2010.

(c)	Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days of March 12, 2010. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares of common stock.

(d)	The 30,000 shares are issuable pursuant to stock options exercisable within 60 days of March 12, 2010.

(e)	The 10,000 shares are issuable pursuant to stock options exercisable within 60 days of March 12, 2010.

(f)	The 5,000 shares are issuable pursuant to stock options exercisable within 60 days of March 12, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2009, regarding the Company’s 1993 Omnibus Stock Plan (the “1993 Plan”). The Company’s stockholders previously approved the 1993 Plan and all amendments that were subject to stockholder approval. As of December 31, 2009, options to purchase 65,000 shares of common stock were outstanding under the 1993 Plan. The 1993 Plan expired in May 2003, except as to options outstanding.

Number of Shares
of Common Stock
	Number of Shares		Available for
	of Common Stock	Weighted-	Future Issuance
	to be Issued Upon	Average	(excluding those
	Exercise of	Exercise Price	in column (a))
	Outstanding Stock	of Outstanding	Under the Stock
	Options	Stock Options	Option Plans
Plans Approved by Stockholders	65,000	$.92 per share	None
Plans Not Approved by Stockholders	Not applicable	Not applicable	Not applicable
Total	65,000	$.92 per share	None
Item 13. Certain Relationships, Related Transactions and Director Independence
The Board of Directors has determined that Messrs. Bartlett, Brown, and Tochner are “independent” directors, meeting all applicable independence standards promulgated by the SEC, including Rule 10A-3(b)(1) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the National Association of Securities Dealers, Inc. (“NASD”). In making this determination, the Board of Directors affirmatively determined that none of such directors has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Messrs Mays and Wallock are not independent directors under the independence standards promulgated by the SEC and NASD.
Item 14. Principal Accounting Fees and Services
The following table presents fees, including reimbursement for expenses, for professional services rendered by BDO Seidman, LLP, the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2008:

	Fiscal Year
	2009	2008
	(in thousands)
Audit fees (a)	$139	$168
Audit-related fees (b)	—	—
Tax fees (c)	35	40
All other fees (d)	—	—

Total	$174	$208

(a)	Audit fees are related to the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements, and services normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings and engagements.

(b)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees.

(c)	Tax fees are related to tax compliance, planning, and consulting.

(d)	All other fees are for services other than those reported in the other categories.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Report
     1. Financial Statements:
•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements
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

March 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Bartlett Joseph W. Bartlett	Director	March 26, 2010

/s/ Allan I. Brown Allan I. Brown	Director	March 26, 2010

/s/ Greg Mays Greg Mays	Director, Chief Executive Officer, and Chief Financial Officer	March 26, 2010

/s/ Bradford Nugent Bradford Nugent	Director	March 26, 2010

/s/ Ira Tochner Ira Tochner	Director	March 26, 2010

/s/ Terrence Wallock Terrence Wallock	Director	March 26, 2010

EXHIBITS

Exhibit
Number	Description

2.1(4)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

2.2(6)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

2.3(7)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4(7)	Mutual Release Agreement between Cyrk and Simon

2.5(8)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002

2.6(10)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7(10)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(11)	Restated Certificate of Incorporation of the Registrant

3.2(10)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

3.3(5)	Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(5)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.18(6)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001

10.28(9)	February 7, 2003, letter agreement with Greg Mays regarding 2002 and 2003 compensation

10.29(9)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(10)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(10)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(10)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 13, 2008, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Simon Worldwide, Inc.
Los Angeles, California
     We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for the cash surrender value of life insurance policies in 2007 due to the adoption of Emerging Issues Task Force Issue 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (included in Financial Accounting Standards Board Codification Subtopic 325-30, Investments in Insurance Contracts).
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
/s/ BDO Seidman, LLP
Los Angeles, California
March 26, 2010

PART IV — FINANCIAL INFORMATION
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,567	$16,576
Prepaid expenses and other current assets	155	180
Other receivable	—	350
Assets from discontinued operations to be disposed of — current (Note 4)	198	84

Total current assets	14,920	17,190
Investments	137	295
Other assets	24	25
Assets from discontinued operations to be disposed of — non-current (Note 4)	362	436

Total non-current assets	523	756

	$15,443	$17,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$56	$125
Accrued expenses and other current liabilities	152	379
Liabilities from discontinued operations — current (Note 4)	560	520

Total current liabilities	768	1,024

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 54,201,080 shares issued and outstanding net of 412,869 treasury shares at par value at December 31, 2009 and 2008	542	542
Additional paid-in capital	153,303	153,303
Deficit	(139,171)	(137,055)
Accumulated other comprehensive income	1	132

Total stockholders’ equity	14,675	16,922

	$15,443	$17,946

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	2009	2008	2007
Revenue	$—	$—	$—
General and administrative expenses	2,189	3,560	2,896

Operating loss from continuing operations	(2,189)	(3,560)	(2,896)
Interest income	140	330	800
Gain (loss) on settlement	7	(50)	—
Investment income (Note 5)	—	23	3
Equity in Yucaipa AEC earnings (Note 5)	7	2,101	—

Loss from continuing operations before income taxes	(2,035)	(1,156)	(2,093)
Income tax provision	—	—	—

Net loss from continuing operations	(2,035)	(1,156)	(2,093)
Income (loss) from discontinued operations, net of tax (Note 4)	(81)	1,777	312

Net income (loss)	(2,116)	621	(1,781)
Excess of carrying value of preferred stock over fair value of common stock issued (Note 9)	—	19,688	—
Preferred stock dividends (Note 9)	—	(979)	(1,322)

Net income (loss) available to common stockholders	$(2,116)	$19,330	$(3,103)

Income (loss) per share from continuing operations available to common stockholders:
Income (loss) per common share — basic	$(0.04)	$0.65	$(0.21)

Income (loss) per common share — diluted	$(0.04)	$0.62	$(0.21)

Weighted average shares outstanding — basic	54,201	27,041	16,465

Weighted average shares outstanding — diluted	54,201	30,054	16,465

Income per share from discontinued operations:
Income per common share — basic	$0.00	$0.07	$0.02

Income per common share — diluted	$0.00	$0.06	$0.02

Weighted average shares outstanding — basic	54,201	27,041	16,465

Weighted average shares outstanding — diluted	54,201	30,054	16,465

Net income (loss) per share available to common stockholders:
Income (loss) per common share — basic	$(0.04)	$0.72	$(0.19)

Income (loss) per common share — diluted	$(0.04)	$0.68	$(0.19)

Weighted average shares outstanding — basic	54,201	27,041	16,465

Weighted average shares outstanding — diluted	54,201	30,054	16,465

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2009, 2008, and 2007
(in thousands)

					Accumulated
	Common	Additional			Other	Total
	Stock	Paid-in	Retained	Comprehensive	Comprehensive	Stockholders'
	($.01 Par Value)	Capital	Deficit	Income (Loss)	Income (Loss)	Equity (Deficit)
Balance, December 31, 2006	$167	$138,502	$(153,990)		$8,085	$(7,236)

Change in accounting principle			708			708
Treasury shares	(4)	4				—
Comprehensive loss:
Net loss			(1,781)	$(1,781)		(1,781)
Other comprehensive loss:
Unrealized loss on investments				(5,237)	(5,237)	(5,237)

Comprehensive loss				$(7,018)

Dividends on preferred stock			(1,322)			(1,322)

Balance, December 31, 2007	163	138,506	(156,385)		2,848	(14,868)

Conversion of preferred stock to common stock	379	14,797	19,688			34,864
Comprehensive loss:
Net income			621	$621		621
Other comprehensive loss:
Unrealized loss on investments				(2,716)	(2,716)	(2,716)

Comprehensive loss				$(2,095)

Dividends on preferred stock			(979)			(979)

Balance, December 31, 2008	542	153,303	(137,055)		132	16,922

Comprehensive loss:
Net loss			(2,116)	$(2,116)		(2,116)
Other comprehensive loss:
Unrealized loss on investments				(131)	(131)	(131)

Comprehensive loss				$(2,247)

Balance, December 31, 2009	$542	$153,303	$(139,171)		$1	$14,675

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,116)	$621	$(1,781)
Income (loss) from discontinued operations	(81)	1,777	312

Loss from continuing operations	(2,035)	(1,156)	(2,093)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in Yucaipa AEC earnings	(7)	(119)	—
Gain on settlement	(7)	—	—
Charge for impaired investment	3	30	2
Cash provided by discontinued operations	32	1,867	391
Cash transferred from (to) discontinued operations	(81)	(103)	387
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	375	115	(91)
Accounts payable	(69)	(262)	57
Accrued expenses and other current liabilities	(220)	66	18

Net cash provided by (used in) operating activities	(2,009)	438	(1,329)

Cash flows from investing activities:
Cash provided by discontinued operations	—	—	208
Other, net	—	4	26

Net cash provided by investing activities	—	4	234

Net increase (decrease) in cash and cash equivalents	(2,009)	442	(1,095)
Cash and cash equivalents, beginning of period	16,576	16,134	17,229

Cash and cash equivalents, end of period	$14,567	$16,576	$16,134

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$76	$11	$57

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
Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2009, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. At December 31, 2009, the Company had stockholders’ equity of $14.7 million. For the year ended December 31, 2009, the Company had a net loss of $2.1 million. The Company incurred losses within its continuing operations in 2009 and continues to incur losses in 2010 for the general and administrative expenses to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009, and $1.75 million received in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC in September 2008, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company is currently managed by Greg Mays, Chief Executive Officer and Chief Financial Officer, in consultation with an acting general counsel. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. On December 28, 2009, the Company appointed a Special Committee of independent directors to explore alternative courses of action for the Company, including the possible acquisition or combination with one or more operating businesses. The Company cannot predict when the Directors will have developed a proposed course of action or whether any such course of action will be successful. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.

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
Change in Accounting Principle
In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”) (included in Financial Accounting Standards Board Codification Subtopic 325-30, Investments in Insurance Contracts). EITF 06-5 provides guidance on consideration of any additional amounts included in the contractual terms of an insurance policy other than the cash surrender value in determining the amount that could be realized under an insurance contract, consideration of the contractual ability to surrender individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under an insurance contract, and whether the cash surrender value component of the amount that could be realized under an insurance contract should be discounted when contractual limitations on the ability to surrender a policy exist. EITF 06-5 was effective for the Company’s fiscal year beginning January 1, 2007, and required the recognition of the effects of adoption be recorded as either a change in accounting principle through a cumulative-effect adjustment to beginning retained earnings in the year of adoption or a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-5 on January 1, 2007, and elected the cumulative-effect transition method of adoption. This resulted in an increase in the recorded amount of a cash surrender value related asset on the Company’s consolidated statement of financial position within discontinued operations by $.7 million with a corresponding cumulative-effect adjustment to the Company’s accumulated deficit as of January 1, 2007.
Stock-Based Compensation
At December 31, 2009, the Company had one stock-based compensation plan. In accordance with Accounting Standards Codification (“ASC”) 718-10-30, the Company accounts for awards of equity instruments at fair value. There were no employee stock-based awards granted during 2009, 2008, and 2007.
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
Investments
Investments are designated as available-for-sale in accordance with the provisions of ASC 320-10-25, and as such, unrealized gains and losses are reported in the accumulated other comprehensive income (loss) component of stockholders’ equity (deficit). Other investments, for which there are no readily available market values, are accounted for under the cost method and carried at the lower of cost or estimated fair value. The Company assesses on a periodic basis whether declines in fair value of investments below their amortized cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. During 2009, 2008, and 2007, the Company recorded investment impairments of approximately $3,000, $30,000, and $2,000, respectively, to adjust the recorded value of its other investments that are accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.
The Company accounts for its investment in Yucaipa AEC Associates using the equity method in accordance with ASC 272-10.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10 which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. A valuation allowance is recognized if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.
Earnings (Loss) Per Common Share
Earnings (loss) per common share have been determined in accordance with the provisions of ASC 260-10 which requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation (see Note 13).
Recently Issued Accounting Standards
In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, an amendment of FASB Accounting Standards CodificationTM (“ASC”) Topic 855 “Subsequent Events.” Although Securities and Exchange Commission (“SEC”) filers are still required to evaluate subsequent events through the date their financial statements are issued, ASU No. 2010-09 removes the requirement that SEC filers disclose in their financial statements the date through which subsequent events have been evaluated. The standard is effective upon issuance for filings after February 24, 2010. The adoption of ASU No. 2010-09 by the Company did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring new disclosures regarding significant transfers in and out of Levels 1 and 2 of the fair value hierarchy as well as disclosure of certain activity in Level 3 measurements. ASU 2010-06 also clarifies disclosures regarding the required level of disaggregation for each class of assets and liabilities and disclosures regarding inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of certain activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect ASU 2010-06 to have a material effect on the Company’s consolidated statements of financial position or results of operations.
In June 2009, the FASB issued ASU No. 2009-01, “Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™

as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. The ASC was effective for the Company on July 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In February 2008, the FASB issued Staff Position FAS 157-2 (ASC 820-10), “Effective Date of FASB Statement No. 157,” which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007, to fiscal years beginning after November 15, 2008. The remaining provisions of ASC 820-10 did not have a material effect on the Company’s consolidated statements of financial position or results of operations when they became effective for the Company on January 1, 2009.
In December 2007, the FASB issued Statement No. 141R (ASC 805-10), “Business Combinations,” which replaces FASB Statement No. 141, “Business Combinations,” and requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. ASC 805-10 also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. ASC 805-10 applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48 (ASC 740-10), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which was effective on January 1, 2009, for all acquisitions. The adoption of ASC 805-10 did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In December 2007, the FASB issued Statement No. 160 (ASC 810-10-65), “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for the non-controlling interest in a subsidiary. ASC 810-10-65 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC 810-10-65, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. ASC 810-10-65 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC 810-10-65 shall be applied prospectively. ASC 810-10-65 became effective for the Company on January 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
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
One of the obligations assumed by Cyrk was to Winthrop Resources Corporation (“Winthrop”). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation was not required under the provisions of ASC 460-10 relating to guarantees. However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which were secured by the Company’s letter of credit. As a result of the foregoing, and in accordance with the provisions of ASC 450-20 relating to loss contingencies, the Company recorded a charge in 2003 of $2.8 million to Other Expense with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. The available amount under this letter of credit reduced over time as the underlying obligation to Winthrop reduced. As of September 30, 2005, the available amount under the letter of credit was $2.1 million which was secured, in part, by $1.6 million of restricted cash of the Company. The Company’s letter of credit was also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company.
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
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance is payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note, or the Confession of Judgment. So long as Cyrk did not default on the New Subordinated Note, the Company agreed not to enter the Confession of Judgment in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Through September 30, 2008, the Company had collected $1.3 million from Cyrk under the New Subordinated Note. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since under the terms of the New Subordinated Note. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. In June 2009, and in the process of executing on the Confession of Judgment, the Company collected approximately $33,000. There is no assurance that the Company will be successful in further enforcing the Confession of Judgment and collecting any further payments. Prior to the September 2008 default by Cyrk on the New Subordinated Note, the Company collected approximately $239,000 and $360,000, during 2008 and 2007, respectively, under the terms of New Subordinated Note. A reserve has been recorded for the remaining balance of approximately $304,000 as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above.

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
Assets and liabilities related to discontinued operations at December 31, 2009 and 2008, as disclosed in the accompanying consolidated financial statements, consist of the following:

	December 31,	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$198	$84

Total current assets	198	84
Other assets	362	436

Assets from discontinued operations to be disposed of	$560	$520

Liabilities:
Accrued expenses and other current liabilities	$560	$520

Total current liabilities	560	520

Liabilities from discontinued operations	$560	$520

Net income from discontinued operations for the years ended December 31, 2009, 2008 and 2007, as disclosed in the accompanying consolidated financial statements, consists of the following:

	2009	2008	2007
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—

General and administrative expenses	114	548	47
Gain on settlements	(33)	(2,380)	(314)

Operating income (loss)	(81)	1,832	267

Interest income	—	19	45

Net income (loss) from discontinued operations	(81)	1,851	312
Income tax provision	—	(74)	—

Net income (loss)	$(81)	$1,777	$312

General and Administrative Expenses
There were approximately $.1 million, $.5 million, and $47,000 of general and administrative expenses during 2009, 2008 and 2007, respectively, which related to adjustments to decrease the recorded value of a cash surrender value related asset.

Gain on Settlement of Obligations
During 2009, gain on settlements totaled approximately $33,000 which was attributable to amounts collected related to the execution of the Confession of Judgment resulting from the default by Cyrk on the New Subordinated Note. A reserve has been recorded for the remaining balance of approximately $304,000 of the New Subordinated Note with Cyrk as collectibility is not reasonably assured.
During 2008, the Company recorded a gain on settlement of $2.4 million which was attributable to the settlement of a lawsuit by the Company against PricewaterhouseCoopers LLP, which settlement included a payment to the Company of $1.75 million, net of attorney’s fees and expenses; $.4 million attributable to the settlement of a lawsuit against the Company by the Committee representing the unsecured creditors of H A 2003 Inc., formerly known as HA-LO Industries, on terms more favorable than the contingent loss liability that was originally recorded by the Company; and approximately $219,000 representing collections of principal, net of approximately $19,000 of imputed interest, under the New Subordinated Note with Cyrk with a reserve recorded for the remaining balance as collectibility was not reasonably assured.
During 2007, the Company collected approximately $359,000, of which approximately $314,000 represented collections of principal and approximately $45,000 represented collections of imputed interest, under the New Subordinated Note with Cyrk with a reserve recorded for the remaining balance except for $27,000 as collectibility was not reasonably assured.
Interest Income
There was no interest income during 2009. Interest income totaled approximately $19,000 and $45,000 during 2008 and 2007, respectively. These amounts relate to imputed interest income earned on the New Subordinated Note with Cyrk. As the Company received payments, a greater portion of such payment was allocated to principal and a lesser portion of such payment is allocated to interest which accounts for part of the decrease in interest income from 2007 to 2008. The decrease from 2007 to 2008 can also be attributed to Cyrk not making a timely payment on September 1, 2008, and not making any payments since.
5. Investments
Yucaipa AEC Associates
At December 31, 2009, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America, and a provider of magazine information and front-end management services principally for retailers and a publisher of approximately 75 magazine titles, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Yucaipa AEC held this investment in Source until April 28, 2009, when Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16 (ASC 272-10), “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source was a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which holds the shares in Source, was equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which did not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which did not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC is accounted for under the equity method, the Company adjusts its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognized its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity. There were adjustments during 2008 and 2007 which reduced the recorded value of the Company’s investment in Yucaipa AEC totaling $2.7 million and $5.2 million, respectively. There were adjustments totaling $.1 million during the three months ended March 31, 2009, which increased the recorded value of the Company’s investment in Yucaipa AEC to $.2 million. Subsequently, on April 28, 2009, Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code and the Company lost its equity in Source in connection with the bankruptcy. Accordingly, the Company reduced the value of its Source investment to $0 as of March 31, 2009. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC which power is held by Yucaipa AEC.
During 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. The Company also collected approximately $350,000 in March 2009 related to this transaction. Accordingly, the Company’s total gain related to the sale of this holding was $2.1 million which was included in the Company’s consolidated statement of operations during 2008. In addition, there was approximately $7,000 and $4,000 recorded to the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC during 2009 and 2008, respectively.
The Yucaipa AEC investment, along with a separate investment in a technology related company of approximately $127,000, is included in the investments line item on the balance sheet.
Other Investments
At December 31, 2009 and 2008, the carrying values of other investments were $19,000 and $21,000, respectively. These are presented as part of other assets in the consolidated balance sheets.
The Company recorded a nominal investment impairment to these other investments during 2009 of $3,000 which was offset by investment income of $3,000 on the investment in a technology related company noted above. Investment income from these other investments during 2008 totaled approximately $23,000 and consisted of an investment gain of approximately $53,000, partially offset by investment impairments totaling approximately $30,000. The Company recorded investment income during 2007 of approximately $3,000, net of a nominal investment impairment of approximately $2,000. The investment impairments were recorded to adjust the recorded value of investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expected from such investments.
Of the approximately $19,000 carrying value of other investments at December 31, 2009, and in accordance with the fair value hierarchy contained in ASC 820-10, approximately $14,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $5,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.
6. Lease Obligations and Other Commercial Commitments
The approximate minimum rental commitments under all noncancelable leases at December 31, 2009, totaled approximately $49,000, which are due in 2010.
For the years ended December 31, 2009, 2008, and 2007, rental expense for all operating leases included within continuing operations was approximately $70,000, $60,000, and $50,000, respectively. There was no rental expense for operating leases within discontinued operations during 2009, 2008, and 2007. Rent is charged to operations on a straight-line basis.
The Company also has a letter of credit totaling approximately $36,000 at December 31, 2009, which supports the Company’s periodic payroll tax obligations.
7. Income Taxes
The Company had no provision or benefit for income taxes for 2009. The Company’s provision for income taxes for 2008 totaled $0 and $74,000 for continuing and discontinued operations, respectively, with the $74,000 attributable to discontinued operations classified as current. There was no provision or benefit for income taxes for 2007.

As required by ASC 740-10, the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered recent events (see Note 1) and results of operations and concluded, in accordance with the applicable accounting methods, that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of approximately $38.7 and $35.6 million is required at December 31, 2009 and 2008, respectively. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating losses	$26,476	$25,313
Capital losses	6,599	295
Other asset reserves	4,965	9,324
AMT credit	649	649
Deferred compensation	49	36
Depreciation	(1)	1
Valuation allowance	(38,737)	(35,618)

	$—	$—

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $67.9 million and $38.5 million, respectively. The federal net operating loss carryforward will begin to expire in 2020 through 2029 and the state net operating loss carryforwards begin to expire in 2011 through 2019. In connection with the September, 18, 2008, recapitalization of the Company, the Company completed a review of any potential limitation on the use of its net operating losses under Section 382 of the Internal Revenue Code. Based on such review, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses.
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	2009	2008	2007
Federal tax (benefit) rate	(34)%	(34)%	(34)%

Increase (decrease) in taxes resulting from:
State income taxes	(6)	(6)	(6)
Change in valuation allowance	38	40	37
Life insurance	(2)	—	3

	0%	0%	0%

In February 2007, the Company received a notice of audit from the Internal Revenue Service (“IRS”) covering the tax year 2004. The IRS has completed its audit and, in February 2008, the Company received notice from the IRS that it had no changes to the 2004 tax year under audit.

8. Accrued Expenses and Other Current Liabilities
At December 31, 2009 and 2008, accrued expenses and other current liabilities consisted of the following:

	Discontinued		Continuing
	Operations		Operations		Total
	As of December 31,
	2009	2008	2009	2008	2009	2008
	(in thousands)
Accrued payroll, related items and deferred compensation	$—	$—	$34	$28	$34	$28
Contingent loss	—	—	—	167	—	167
Professional fees	—	—	118	119	118	119
Insurance premiums	560	520	—	—	560	520
Income taxes payable	—	—	—	65	—	65

	$560	$520	$152	$379	$712	$899

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
The following summarizes the status of the Company’s stock options as of December 31, 2009, 2008 and 2007, and changes for the years then ended:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at the beginning of year	100,000	$2.59	175,000	$4.40	180,000	$4.62
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired/Forfeited	35,000	5.69	75,000	6.82	5,000	12.25

Outstanding at end of year	65,000	0.92	100,000	2.59	175,000	4.40

Options exercisable at year-end	65,000	0.92	100,000	2.59	175,000	4.40

Options available for future grant	—		—		—

Weighted average fair value of options granted during the year	Not applicable		Not applicable		Not applicable

The following table summarizes information about stock options outstanding at December 31, 2009:

			Options Outstanding			Options Exercisable
				Weighted
				Average
Range of				Remaining	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Contractual	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Life (Years)	Price	Value	Exercisable	Price	Value

$0.10	—	$1.99	55,000	3.35	$0.10	$13,200	55,000	$0.10	$13,200
$2.00	—	$5.38	5,000	1.24	2.00	—	5,000	2.00	—
$7.56	—	$8.81	5,000	0.24	8.81	—	5,000	8.81	—

$0.10	—	$8.81	65,000	2.95	$0.92		65,000	$0.92

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.34 on December 31, 2009.
11. Related Party Transactions
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
In connection with the Recapitalization Agreement, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010, or (ii) December 31, 2011, in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010, but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, (where the latest date to apply is referred to as the “Termination Date”) the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.
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
There were no sales during 2009, 2008, and 2007. In addition, the Company had no accounts receivable at December 31, 2009 and 2008.

13. Earnings per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (“EPS”) computation for income (loss) available to common stockholders and other related disclosures required by ASC 260-10.
The following table presents a reconciliation of basic and diluted weighted average shares outstanding:

	2009	2008	2007
Weighted average shares outstanding — basic	54,201,080	27,041,304	16,465,062
Convertible preferred stock	—	3,012,392	—

Weighted average shares outstanding — diluted	54,201,080	30,053,696	16,465,062

As noted below, after adjustment for preferred dividends there was a loss from continuing operations available to common stockholders for 2007. Accordingly, convertible preferred stock was not included in the diluted weighted average shares outstanding because to do so would have been antidilutive.
The following disclosures present the computation of basic and diluted earnings per share for 2009, 2008, and 2007:

	2009			2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Loss from continuing operations	$(2,035)			$(1,156)			$(2,093)
Excess of carrying value of preferred stock over fair value of common stock issued	—			19,688			—
Preferred stock dividends	—			(979)			(1,322)

Income (loss) from continuing operations available to common stockholders	$(2,035)	54,201,080	$(0.04)	$17,553	27,041,304	$0.65	$(3,415)	16,465,062	$(0.21)

Income from discontinued operations	$(81)	54,201,080	$0.00	$1,777	27,041,304	$0.07	$312	16,465,062	$0.02

Net income (loss)	$(2,116)			$621			$(1,781)
Excess of carrying value of preferred stock over fair value of common stock issued	—			19,688			—
Preferred stock dividends	—			(979)			(1,322)

Net income (loss) available to common stockholders	$(2,116)	54,201,080	$(0.04)	$19,330	27,041,304	$0.72	$(3,103)	16,465,062	$(0.19)

	2009			2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Diluted EPS:
Loss from continuing operations	$(2,035)			$(1,156)			$(2,093)
Excess of carrying value of preferred stock over fair value of common stock issued	—			19,688			—
Preferred stock dividends	—			—			(1,322)

Income (loss) from continuing operations available to common stockholders	$(2,035)	54,201,080	$(0.04)	$18,532	30,053,696	$0.62	$(3,415)	16,465,062	$(0.21)

Income from discontinued operations	$(81)	54,201,080	$0.00	$1,777	30,053,696	$0.06	$312	16,465,062	$0.02

Net income (loss)	$(2,116)			$621			$(1,781)
Excess of carrying value of preferred stock over fair value of common stock issued	—			19,688			—
Preferred stock dividends	—			—			(1,322)

Net income (loss) available to common stockholders	$(2,116)	54,201,080	$(0.04)	$20,309	30,053,696	$0.68	$(3,103)	16,465,062	$(0.19)

For the year ended December 31, 2007, 4,084,390 shares of redeemable convertible preferred stock were not included in the computation of diluted EPS because to do so would have been antidilutive. In addition, for the years ended December 31, 2009, 2008, and 2007, 70,671, 155,164, and 176,233, weighted average shares, respectively, related to stock options exercisable, were not included in the computation of diluted EPS because to do so would have been antidilutive.

14. Quarterly Results of Operations (Unaudited)
The following presents the quarterly results of operations for the years ended December 31, 2009 and 2008, respectively:

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
(in thousands, except per share data)
Continuing operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(387)	(479)	(562)	(607)
Loss per common share available to common stockholders — basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Discontinued operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income (loss)	(94)	13	—	—
Income per common share available to common stockholders — basic and diluted	—	—	—	—

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Continuing operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income (loss)	(811)	1,154	(1,296)	(203)
Income (loss) per common share available to common stockholders — basic	(0.07)	0.05	0.85	(0.18)
Income (loss) per common share available to common stockholders — diluted	(0.07)	0.04	0.74	(0.09)

Discontinued operations:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income (loss)	(36)	406	1,571	(164)
Income (loss) per common share available to common stockholders — basic	—	0.02	0.08	(0.03)
Income (loss) per common share available to common stockholders — diluted	—	0.02	0.06	(0.02)