Form 10-Q
period 2010-03-31
SIMON WORLDWIDE INC
filed 2010-05-14
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At May 3, 2010, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,095	$14,567
Prepaid expenses and other current assets	116	155
Assets from discontinued operations to be disposed of — current (Note 4)	212	198

Total current assets	14,423	14,920
Investments	137	137
Other assets	23	24
Assets from discontinued operations to be disposed of — non-current (Note 4)	348	362

Total non-current assets	508	523

	$14,931	$15,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$169	$56
Accrued expenses and other current liabilities	115	152
Liabilities from discontinued operations — current (Note 4)	560	560

Total current liabilities	844	768

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,201,080 shares issued and outstanding net of 412,869 treasury shares at par value at March 31, 2010, and December 31, 2009	542	542
Additional paid-in capital	153,303	153,303
Accumulated deficit	(139,759)	(139,171)
Accumulated other comprehensive income	1	1

Total stockholders’ equity	14,087	14,675

	$14,931	$15,443

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months
	ended March 31,
	2010	2009
Revenue	$—	$—
General and administrative expenses	590	451

Operating loss from continuing operations	(590)	(451)
Interest income	17	57
Investment impairment (Note 5)	—	(1)
Equity in Yucaipa AEC earnings (Note 5)	—	8

Loss from continuing operations before income taxes	(573)	(387)
Income tax provision	—	—

Net loss from continuing operations	(573)	(387)
Loss from discontinued operations, net of tax (Note 4)	(15)	(94)

Net loss	$(588)	$(481)

Loss per share from continuing operations available to common stockholders:
Loss per common share — basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding — basic and diluted	54,201	54,201

Loss per share from discontinued operations:
Loss per common share — basic and diluted	$0.00	$0.00

Weighted average shares outstanding — basic and diluted	54,201	54,201

Net loss available to common stockholders:
Loss per common share — basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding — basic and diluted	54,201	54,201

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months
	ended March 31,
	2010	2009
Net loss	$(588)	$(481)

Other comprehensive loss:
Unrealized loss on investments	—	(127)

Comprehensive loss	$(588)	$(608)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the three months
	ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(588)	$(481)
Loss from discontinued operations	(15)	(94)

Loss from continuing operations	(573)	(387)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Equity in Yucaipa AEC earnings (Note 5)	—	(8)
Charge for impaired investment	—	1
Cash transferred to discontinued operations	(14)	(93)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	39	411
Accounts payable	113	(64)
Accrued expenses and other current liabilities	(37)	8

Net cash used in operating activities	(472)	(132)

Cash and cash equivalents, beginning of period	14,567	16,576

Cash and cash equivalents, end of period	$14,095	$16,444

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$1

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The Company had one stock-based compensation plan at March 31, 2010, and December 31, 2009. See Note 3.
At March 31, 2010 and December 31, 2009, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, an amendment of FASB Accounting Standards CodificationTM (“ASC”) Topic 855 “Subsequent Events.” Although Securities and Exchange Commission (“SEC”) filers are still required to evaluate subsequent events through the date their financial statements are issued, ASU No. 2010-09 removes the requirement that SEC filers disclose in their financial statements the date through which subsequent events have been evaluated. The standard is effective upon issuance for filings after February 24, 2010. The adoption of ASU No. 2010-09 by the Company did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring new disclosures regarding significant transfers in and out of Levels 1 and 2 of the fair value hierarchy as well as disclosure of certain activity in Level 3 measurements. ASU 2010-06 also clarifies disclosures regarding the required level of disaggregation for each class of assets and liabilities and disclosures regarding inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of certain activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new disclosures and clarifications of existing disclosures effective for interim and annual reporting periods beginning after December 15, 2009, did not have a material effect on the Company’s consolidated statements of financial position of results of operations. The Company does not expect the remaining provisions of ASU 2010-06 to have a material effect on the Company’s consolidated statements of financial position or results of operations when they become effective on January 1, 2011.
In June 2009, the FASB issued ASU No. 2009-01, “Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB ASC as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. The ASC was effective for the Company on July 1, 2009, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2010, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel.
At March 31, 2010 and December 31, 2009, the Company had stockholders’ equity of $14.1 million and $14.7 million, respectively. For the three months ended March 31, 2010 and 2009 the Company had a net loss from continuing operations of $0.6 million and $0.4 million, respectively. The Company continues to incur losses in 2010 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5), and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
In connection with the Recapitalization Agreement described below, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010 or (ii) December 31, 2011 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed on or prior to December 31, 2010 but the business combination was not consummated prior to such time, and no qualified offer has been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.
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
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $67.9 million and state NOLs of approximately $38.5 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. Based on a review of the Company’s NOLs by its outside tax advisors, the Company does not anticipate that the recapitalization will materially or adversely impact the Company’s ability to use its NOLs.
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
There were no stock options granted during the three months ended March 31, 2010 or 2009.

The following summarizes the status of the Company’s stock options as of March 31, 2010, and changes for the three months then ended:

		Weighted
		Exercise
	Shares	Price

Outstanding at the beginning of period	65,000	$0.92
Granted	—	—
Exercised	—	—
Expired or forfeited	(5,000)	8.81

Outstanding at end of period	60,000	0.26

Options exercisable at end of period	60,000	$0.26

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable
The following table summarizes information about stock options outstanding at March 31, 2010:

			Options Outstanding				Options Exercisable
				Weighted
	Range of			Average	Weighted	Aggregate		Weighted	Aggregate
	Exercise		Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
	Prices		Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$ 0.01	—	$1.00	55,000	3.10	$0.10	$13,750	55,000	$0.10	$13,750
$ 1.01	—	$2.00	5,000	0.99	2.00	—	5,000	2.00	—

$ 0.01	—	$2.00	60,000	2.93	$0.26		60,000	$0.26

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.35 on March 31, 2010.

4. Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. If necessary, the Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. Assets and liabilities related to discontinued operations at March 31, 2010, and December 31, 2009, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$212	$198

Total current assets	212	198
Other assets	348	362

Assets from discontinued operations to be disposed of	$560	$560

Liabilities:
Accrued expenses and other current liabilities	$560	$560

Total current liabilities	560	560

Liabilities from discontinued operations	$560	$560

Net income from discontinued operations for the three months ended March 31, 2010 and 2009, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months
	ended March 31,
	2010	2009
Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—

General and administrative expenses	15	94

Operating loss	(15)	(94)

Income tax provision	—	—

Net income (loss)	$(15)	$(94)

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At March 31, 2009, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa AEC. Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America, a provider of magazine information and front-end management services principally for retailers and a publisher of approximately 75 magazine titles, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Yucaipa AEC held this investment in Source until April 28, 2009, when Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB, issued EITF 03-16 (ASC 272-10), “Accounting for Investments in Limited Liability Companies,” which required the Company to change its method of accounting for its investment in Yucaipa AEC from the cost method to the equity method for periods ending after July 1, 2004.
On February 28, 2005, Alliance merged with Source. Inasmuch as Source was a publicly traded company, the Company’s pro rata investment in Yucaipa AEC, which held the shares in Source, was equal to the number of Source shares indirectly held by the Company multiplied by the stock price of Source, which did not reflect any discount for illiquidity. Accordingly, on February 28, 2005, the date of closing of the merger to reflect its share of the gain upon receipt of the Source shares by Yucaipa AEC, the Company recorded an unrealized gain to accumulated other comprehensive income of $11.3 million, which did not reflect any discount for illiquidity. As the Company’s investment in Yucaipa AEC was accounted for under the equity method, the Company adjusted its investment based on its pro rata share of the earnings and losses of Yucaipa AEC. In addition, the Company recognized its share in the other comprehensive income (loss) of Yucaipa AEC on the basis of changes in the fair value of Source through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity. There were adjustments during 2008 and 2007 which reduced the recorded value of the Company’s investment in Yucaipa AEC totaling $2.7 million and $5.2 million, respectively. There were additional adjustments totaling $.1 million during the three months ended March 31, 2009, which increased the recorded value of the Company’s investment in Yucaipa AEC to $.2 million. Subsequently, on April 28, 2009, Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code and the Company lost its equity in Source in connection with the bankruptcy. Accordingly, the Company reduced the value of its Source investment to $0 as of March 31, 2009. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC which power is held by Yucaipa AEC.
During 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. The Company also collected approximately $350,000 in March 2009 related to this transaction. Accordingly, the Company’s total gain related to the sale of this holding was $2.1 million which was included in the Company’s consolidated statement of operations during 2008.
There was $0 and approximately $8,000 recorded in the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC during the three months ended March 31, 2010 and 2009, respectively. The Yucaipa AEC investment, along with a separate investment in a technology related company of approximately $127,000, is included in the investments line item on the balance sheet.
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
At March 31, 2010, and December 31, 2009, the carrying values of other investments were approximately $19,000. These are presented as part of other assets in the consolidated balance sheets. During the three months ended March 31, 2010 and 2009, the Company recorded investment impairments of $0 and approximately $1,000, respectively, to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary. Of the approximately $19,000 carrying value of other investments at March 31, 2010, and in accordance with the fair value hierarchy contained in Statement of Financial Accounting Standard No. 157 (ASC 820-10), “Fair Value Measurements,” approximately $14,000 was valued using quoted prices in active markets for identical assets or liabilities

(Level 1) and approximately $5,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.
While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.
6. Earnings Per Share
The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 54,201,080 weighted average shares outstanding for the three months ended March 31, 2010 and 2009. There were 65,000 and 88,000 shares related to stock options exercisable for the three months ended March 31, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a loss from continuing operations for each period.
On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. The shares are held by the Company as treasury stock and, accordingly, there are 50,611,879 shares outstanding which will affect earnings per share calculations for subsequent periods.
7. Note Receivable
In February 2001, the Company sold its Corporate Promotions Group (“CPG”) business to Cyrk, Inc. (“Cyrk”), formerly known as Rockridge Partners, Inc., for $8 million cash, the assumption of $3.7 million of debt, and a note in the amount of $2.3 million. Cyrk also assumed certain liabilities of the CPG business. Subsequently, in connection with the settlement of a controversy between the parties, Cyrk supplied a $500,000 letter of credit to partially secure its performance of the liabilities it assumed of the CPG business and the balance due on the $2.3 million note was forgiven. The $2.3 million note was subject to reinstatement in the event of default by Cyrk under the liabilities it assumed of the CPG business.
One of the obligations assumed by Cyrk was to Winthrop Resources Corporation (“Winthrop”). As a condition to Cyrk assuming this obligation, however, the Company was required to provide a $4.2 million letter of credit as collateral for Winthrop in case Cyrk did not perform the assumed obligation. Because the Company remained secondarily liable under the Winthrop lease restructuring, recognizing a liability at inception for the fair value of the obligation was not required under the provisions of FASB Interpretation 45 (ASC 460-10), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5 [ASC 450-20], 57 [ASC 850-10], and 107 [ASC 825-10] and rescission of FASB Interpretation No. 34.” However, in the fourth quarter of 2003, Cyrk informed the Company that it was continuing to suffer substantial financial difficulties and that it might not be able to continue to discharge its obligations to Winthrop which were secured by the Company’s letter of credit. As a result of the foregoing, and in accordance with the provisions of FASB Statement No. 5 (ASC 450-20), “Accounting for Contingencies,” the Company recorded a charge in 2003 of $2.8 million to other expense with respect to the liability arising from the Winthrop lease. Such liability was revised downward to $2.5 million during 2004 and to $1.6 million during 2005 based on the reduction in the Winthrop liability. The available amount under this letter of credit reduced over time as the underlying obligation to Winthrop reduced. As of September 30, 2005, the available amount under the letter of credit was $2.1 million which was secured, in part, by $1.6 million of restricted cash of the Company. The Company’s letter of credit was also secured, in part, by the aforesaid $500,000 letter of credit provided by Cyrk for the benefit of the Company.
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
On January 31, 2006, the Company and Cyrk entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006 and the balance was payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note or the Confession Judgment. So long as Cyrk did not default on the New Subordinated Note or in the event of payment in full, the Company agreed not to enter the Confession of Judgment relating to the Old Subordinated Note in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Through August 31, 2008, the Company collected $1.3 million from Cyrk under the New Subordinated Note. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. During the three months ended June 30, 2009, the Company collected approximately $33,000 on the judgment which was recorded a gain on settlement within its discontinued operations. There is no assurance that the Company will be successful in further enforcing the Confession of Judgment and collecting any additional payments.
At March 31, 2010 and December 31, 2009, an allowance was recorded for the balance of the New Subordinated Note totaling $0.3 million as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above, and Cyrk has not made any payments since September 1, 2008.
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
9. Subsequent Events
The Company performed an evaluation of subsequent events through May 14, 2010 and, except for the subsequent event noted in “6. Earnings Per Share” above, noted no additional events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2010, as compared to the same period in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
Forward-Looking Statements and Associated Risks
From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the Company’s December 31, 2009, Form 10-K for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At March 31, 2010, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.
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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009
The Company generated no sales or gross profits during the three months ended March 31, 2010 and 2009.
General and administrative expenses totaled $.6 million during the three months ended March 31, 2010, compared to $.5 million during the same period in the prior year. The increase was primarily due to legal costs such as those associated with considering alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses.
Interest income totaled approximately $17,000 during the three months ended March 31, 2010, compared to approximately $57,000 during the same period in the prior year. The decrease is primarily due to the Company’s lower average cash balances and lower average interest rates received during the three months ended March 31, 2010, compared to the same period in the prior year.
The Company recorded an investment impairment of $1,000 during the three months ended March 31, 2009, to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments. There was no such adjustment during the three months ended March 31, 2010.
There was approximately $8,000 recorded to the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC for the three months ended March 31, 2009. There was no such adjustment during the three months ended March 31, 2010.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009
The Company generated no sales or gross profits during the three months ended March 31, 2010 and 2009.
The Company recorded general and administrative expenses of approximately $15,000 and $.1 million during the three months ended March 31, 2010 and 2009, which primarily consisted of adjustments to the recorded value of a cash surrender value related asset.

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
The Company continues to incur operating losses in 2010 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand and the recovery of certain long-term investments. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5 of the “Notes to Condensed Consolidated Financial Statements”), and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $67.9 million and state NOLs of approximately $38.5 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. Based on a review of the Company’s NOLs by its outside tax advisors, the Company does not anticipate that the recapitalization will materially or adversely impact the Company’s ability to use its NOLs.
Continuing Operations
Working capital from continuing operations was $13.9 million and $14.5 million at March 31, 2010, and December 31, 2009, respectively.
Net cash used in operating activities from continuing operations during the three months ended March 31, 2010, totaled $.5 million primarily due to a loss from continuing operations of $.6 million partially offset by a net change in working capital items. Net cash used in operating activities from continuing operations during the three months ended March 31, 2009, totaled approximately $39,000 primarily due to a loss from continuing operations of $.4 million partially offset by a net change in working capital items.

There were no investing activities from continuing operations during the three months ended March 31, 2010 and 2009. In addition, there were no financing activities from continuing operations during the three months ended March 31, 2010 and 2009.
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
The Company’s remaining investment in Yucaipa AEC totals approximately $11,000 at March 31, 2010. This item, along with a separate investment in a technology related company of approximately $127,000, is included in the investments line item on the balance sheet.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.3 million and $.4 million at March 31, 2010, and December 31, 2009.
There was approximately $14,000 and $.1 million net cash used in operating activities of discontinued operations during the three months ended March 31, 2010 and 2009, as discontinued operations required additional assets from discontinued operations to cover liabilities from discontinued operations.
There were no investing activities from discontinued operations during the three months ended March 31, 2010 and 2009. In addition, there were no financing activities from discontinued operations during the three months ended March 31, 2010 and 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2010, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

ITEM 4T.	CONTROLS AND PROCEDURES
Not applicable.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
Number	Description
2.1(4)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

2.2(6)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

2.3(7)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4(7)	Mutual Release Agreement between Cyrk and Simon

2.5(8)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002

2.6(10)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7(10)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(11)	Restated Certificate of Incorporation of the Registrant

3.2(10)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

3.3(5)	Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

Exhibit
Number	Description
10.10(5)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.18(6)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001

10.28(9)	February 7, 2003, letter agreement with Greg Mays regarding 2002 and 2003 compensation

10.29(9)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(10)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(10)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(10)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith
Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 13, 2008, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2010	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)