Form 10-Q
period 2010-06-30
SIMON WORLDWIDE INC
filed 2010-08-13
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At August 13, 2010, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,295	$14,567
Prepaid expenses and other current assets	85	155
Assets from discontinued operations to be disposed of — current (Note 4)	251	198

Total current assets	12,631	14,920
Investments	137	137
Other assets	21	24
Assets from discontinued operations to be disposed of — non-current (Note 4)	309	362

Total non-current assets	467	523

	$13,098	$15,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$114	$56
Accrued expenses and other current liabilities	134	152
Liabilities from discontinued operations — current (Note 4)	560	560

Total current liabilities	808	768

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 50,611,879 shares issued and outstanding net of 4,002,070 treasury shares at par value at June 30, 2010, and 54,201,080 shares issued and outstanding net of 412,869 treasury shares at par value at December 31, 2009	506	542
Additional paid-in capital	152,083	153,303
Accumulated deficit	(140,299)	(139,171)
Accumulated other comprehensive income	—	1

Total stockholders’ equity	12,290	14,675

	$13,098	$15,443

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—
General and administrative expenses	490	519	1,081	971

Operating loss from continuing operations	(490)	(519)	(1,081)	(971)
Interest income	13	34	31	92
Gain on settlement	—	7	—	7
Investment income (impairment)	2	(1)	2	(2)
Equity in Yucaipa AEC earnings	—	—	—	8

Loss from continuing operations before income taxes	(475)	(479)	(1,048)	(866)
Income tax provision	—	—	—	—

Net loss from continuing operations	(475)	(479)	(1,048)	(866)
Income (loss) from discontinued operations, net of tax (Note 4)	(65)	13	(80)	(81)

Net loss	$(540)	$(466)	$(1,128)	$(947)

Loss per share from continuing operations available to common stockholders:
Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – basic and diluted	51,637	54,201	52,912	54,201

Income (loss) per share from discontinued operations:
Income (loss) per common share – basic and diluted	$—	$—	$—	$—

Weighted average shares outstanding – basic and diluted	51,637	54,201	52,912	54,201

Net loss available to common stockholders:
Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – basic and diluted	51,637	54,201	52,912	54,201

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Net loss	$(540)	$(466)	$(1,128)	$(947)

Other comprehensive loss:
Unrealized loss on investments	(1)	(2)	(1)	(129)

Comprehensive loss	$(541)	$(468)	$(1,129)	$(1,076)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the six months
	ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,128)	$(947)
Loss from discontinued operations	(80)	(81)

Loss from continuing operations	(1,048)	(866)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in Yucaipa AEC earnings	—	(8)
Gain on settlement	—	(7)
Charge for impaired investment	1	2
Cash (used in) provided by discontinued operations	(26)	32
Cash transferred to discontinued operations	(54)	(113)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	70	431
Accounts payable	58	(24)
Accrued expenses and other current liabilities	(17)	(114)

Net cash used in operating activities	(1,016)	(667)

Cash flows from financing activities:
Payment to reacquire common stock	(1,256)	—

Net decrease in cash and cash equivalents	(2,272)	(667)
Cash and cash equivalents, beginning of period	14,567	16,576

Cash and cash equivalents, end of period	$12,295	$15,909

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4	$76

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
The Company had one stock-based compensation plan at June 30, 2010, and December 31, 2009. See Note 3.
At June 30, 2010 and December 31, 2009, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5.
The operating results for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.
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
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2010, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel.
At June 30, 2010 and December 31, 2009, the Company had stockholders’ equity of $12.3 million and $14.7 million, respectively. For the six months ended June 30, 2010 and 2009 the Company had a net loss from continuing operations of $1.0 million and $.9 million, respectively. The Company continues to incur losses in 2010 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5), and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the Company’s independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
In connection with the Recapitalization Agreement described below, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010 or (ii) December 31, 2011 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination will have been executed on or prior to December 31, 2010 but the business combination was not consummated prior to such time, and no qualified offer has been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.
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
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $68.9 million and state NOLs of approximately $39.5 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. Based on a review of the Company’s NOLs by its outside tax advisors, the Company does not anticipate that the recapitalization will materially or adversely impact the Company’s ability to use its NOLs.
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
There were no stock options granted during the six months ended June 30, 2010 or 2009.

The following summarizes the status of the Company’s stock options as of June 30, 2010, and changes for the six months then ended:

		Weighted
		Exercise
	Shares	Price

Outstanding at the beginning of period	65,000	$0.92
Granted	—	—
Exercised	—	—
Expired or forfeited	(5,000)	8.81

Outstanding at end of period	60,000	0.26

Options exercisable at end of period	60,000	$0.26

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable
The following table summarizes information about stock options outstanding at June 30, 2010:

			Options Outstanding				Options Exercisable
				Weighted
				Average
Range of				Remaining	Weighted	Aggregate		Weighted	Aggregate
Exercise			Number	Contractual	Average	Intrinsic	Number	Average	Intrinsic
Prices			Outstanding	Life	Price	Value	Exercisable	Price	Value
$0.01	—	$1.00	55,000	2.85	$0.10	$5,500	55,000	$0.10	$5,500
$1.01	—	$2.00	5,000	0.74	2.00	—	5,000	2.00	—

$0.01	—	$2.00	60,000	2.68	$0.26		60,000	$0.26

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $.20 on June 30, 2010.

4. Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. If necessary, the Company includes sufficient cash within its discontinued operations to ensure assets from discontinued operations to be disposed of cover liabilities from discontinued operations. Management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. Assets and liabilities related to discontinued operations at June 30, 2010, and December 31, 2009, as disclosed in the accompanying condensed consolidated financial statements, consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$251	$198

Total current assets	251	198
Other assets	309	362

Assets from discontinued operations to be disposed of	$560	$560

Liabilities:
Accrued expenses and other current liabilities	$560	$560

Total current liabilities	560	560

Liabilities from discontinued operations	$560	$560

Net income from discontinued operations for the three and six months ended June 30, 2010 and 2009, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	65	20	80	114
Gain on settlement	—	(33)	—	(33)

Operating income (loss)	(65)	13	(80)	(81)

Income tax provision	—	—	—	—

Net income (loss) from discontinued operations	$(65)	$13	$(80)	$(81)

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At June 30, 2010, the Company held an investment in Yucaipa AEC Associates, LLC (“Yucaipa AEC”), a limited liability company that is controlled by Yucaipa AEC. In the past, Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America, a provider of magazine information and front-end management services principally for retailers and a publisher of approximately 75 magazine titles, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Yucaipa AEC held this investment in Source until April 28, 2009, when Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. Alliance is a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. At December 31, 2001, the Company’s investment in Yucaipa AEC had a carrying value of $10.0 million which was accounted for under the cost method. In June 2002, certain events occurred which indicated an impairment and the Company recorded a pre-tax non-cash charge of $10.0 million to write down this investment in June 2002.
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
There were no adjustments recorded in the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC during the three months ended June 30, 2010 and 2009, respectively. In addition, there was $0 and approximately $8,000 recorded in the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC during the six months ended June 30, 2010 and 2009, respectively. The Company’s remaining investment in Yucaipa AEC of approximately $10,000, and a separate investment in a technology related company of approximately $127,000, are included in the investments line item on the balance sheet.
OTHER INVESTMENTS
In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments are in technology and internet related companies that are at varying stages of development, and are intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business, and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies.
At June 30, 2010, and December 31, 2009, the carrying values of other investments were approximately $17,000 and $19,000, respectively. These are presented as part of other assets in the consolidated balance sheets.
During the three and six months ended June 30, 2010, the Company recorded investment income of approximately $3,000 net of an investment impairment of approximately $1,000. The Company records an investment impairment when the estimated future undiscounted cash flows from its investments are less than the recorded value of the related investments and the Company believes the decline in fair value is other-than-temporary.
During the three and six months ended June 30, 2009, the Company recorded investment impairments of approximately $1,000 and approximately $2,000, respectively, to adjust the recorded value of its other investments to the estimated future undiscounted cash flows the Company expects from such investments due to management’s determination that the decline in fair value of certain investments below their cost bases were other-than-temporary.
Of approximately $17,000 carrying value of other investments at June 30, 2010, and in accordance with the fair value hierarchy contained in Statement of Financial Accounting Standard No. 157 (ASC 820-10), “Fair Value Measurements,” approximately $13,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $4,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors. While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.
6. Earnings Per Share
The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 51,637,365 and 54,201,080 weighted average shares outstanding for the three months ended June 30, 2010 and 2009, respectively. There were 52,912,140 and 54,201,080 weighted average shares outstanding for the six months ended June 30, 2010 and 2009, respectively. In addition, there were 60,000 and 65,000 shares related to stock options exercisable for the three months ended June 30, 2010 and 2009, respectively, and 62,486 and 76,436 shares related to stock options exercisable for the six months ended June 30, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a loss from continuing operations for each period presented.
On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. The shares are held by the Company as treasury stock resulting in 50,611,879 shares outstanding as of June 30, 2010, which affected the earnings per share calculation for the three and six months ended June 30, 2010.
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
In December 2005, the Company received notification that Winthrop drew down the $1.6 million balance of the Company’s letter of credit due to Cyrk’s default on its obligations to Winthrop. An equal amount of the Company’s restricted cash was drawn down by the Company’s bank which had issued the letter of credit. Upon default by Cyrk and if such default was not cured within 15 days after receipt of written notice of default from the Company, Cyrk’s $2.3 million subordinated note payable to the Company, which was forgiven by the Company in 2003, was subject to reinstatement. After evaluating its alternatives in December 2005 and providing written notice to Cyrk in January 2006, such $2.3 million subordinated note payable was reinstated in January 2006 pursuant to a Settlement Agreement and Mutual General Release with Cyrk as explained in the following paragraph.
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
At June 30, 2010 and December 31, 2009, an allowance was recorded for the balance of the New Subordinated Note totaling $0.3 million as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above, and Cyrk has not made any payments since September 1, 2008.
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
9. Subsequent Events
The Company performed an evaluation of subsequent events and noted no additional events that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2010, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At June 30, 2010, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.
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
In connection with the Recapitalization Agreement described under “Liquidity and Capital Resources,” and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010, or (ii) December 31, 2011, in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination will have been executed on or prior to December 31, 2010, but the business combination was not consummated prior to such time, and no qualified offer have been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.

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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009
The Company generated no sales or gross profits during the three months ended June 30, 2010 and 2009.
General and administrative expenses totaled $.5 million during the three months ended June 30, 2010 and 2009, as continuing operations remained substantially similar from period to period.
Interest income totaled approximately $13,000 during the three months ended June 30, 2010, compared to approximately $34,000 during the same period in the prior year. The decrease is primarily due to a reduction in interest rates and average cash balances from the three months ended June 30, 2009.
During the three months ended June 30, 2009, the Company recorded a gain on settlement of approximately $7,000 related to the settlement of a contingent loss liability on terms more favorable than the amount that was originally recorded by the Company.
The Company recorded net nominal investment income during the three months ended June 30, 2010, compared to a nominal investment impairment during the three months ended June 30, 2009, to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009
The Company generated no sales or gross profits during the six months ended June 30, 2010 and 2009.
General and administrative expenses totaled $1.1 million during the six months ended June 30, 2010, compared to $1.0 million during the same period in the prior year. The increase was primarily due to legal costs including those associated with considering alternative courses of action for the Company going forward, including possibly acquiring or combining with one or more operating businesses.
Interest income totaled approximately $31,000 during the six months ended June 30, 2010, compared to $.1 million during the same period in the prior year. The decrease is primarily due to a reduction in interest rates and average cash balances from the six months ended June 30, 2009.
During the six months ended June 30, 2009, the Company recorded a gain on settlement of approximately $7,000 related to the settlement of a contingent loss liability on terms more favorable than the amount that was originally recorded by the Company.
The Company recorded net nominal investment income during the six months ended June 30, 2010, compared to a nominal investment impairment during the six months ended June 30, 2009, to adjust the recorded value of its investments accounted for under the cost method, which does not include the Company’s investment in Yucaipa AEC, to the estimated future undiscounted cash flows the Company expects from such investments.
There was approximately $8,000 recorded to the Company’s consolidated statement of operations for equity in the earnings of Yucaipa AEC for the six months ended June 30, 2009.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009
The Company generated no sales or gross profits during the three months ended June 30, 2010 and 2009.
The Company recorded general and administrative expenses of approximately $65,000 and approximately $20,000 during the three months ended June 30, 2010 and 2009, respectively, which primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
Gain on settlements totaled approximately $33,000 during the three months ended June 30, 2009, due to amounts collected related to the New Subordinated Note with Cyrk.
Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009
The Company generated no sales or gross profits during the three months ended June 30, 2010 and 2009.
The Company recorded general and administrative expenses of approximately $80,000 and $.1 million during the six months ended June 30, 2010 and 2009, respectively, which primarily consisted of adjustments to the recorded value of a cash surrender value related asset.
Gain on settlements totaled approximately $33,000 during the six months ended June 30, 2009, due to amounts collected related to the New Subordinated Note with Cyrk.
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
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $68.9 million and state NOLs of approximately $39.5 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. Based on a review of the Company’s NOLs by its outside tax advisors, the Company does not anticipate that the recapitalization will materially or adversely impact the Company’s ability to use its NOLs.
Continuing Operations
Working capital from continuing operations was $12.1 million and $14.5 million at June 30, 2010, and December 31, 2009, respectively.
Net cash used in operating activities from continuing operations during the six months ended June 30, 2010, totaled $.9 million primarily due to a loss from continuing operations of $1.0 million partially offset by a net change in working capital items. Net cash used in operating activities from continuing operations during the six months ended June 30, 2009, totaled $.6 million primarily due to a loss from continuing operations of $.9 million partially offset by a net change in working capital items.
There were no investing activities from continuing operations during the six months ended June 30, 2010 and 2009.
There were cash outflows from financing activities of $1.3 million during the six months ended June 30, 2010, as the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220, on April 26, 2010. The shares are held by the Company as treasury stock.
Discontinued Operations
Working capital from discontinued operations was a deficit of $.3 million and $.4 million at June 30, 2010, and December 31, 2009, respectively.
There was approximately $.1 million net cash used in operating activities of discontinued operations during the six months ended June 30, 2010 and 2009, primarily due to a loss from discontinued operations.
There were no investing activities from discontinued operations during the six months ended June 30, 2010 and 2009. In addition, there were no financing activities from discontinued operations during the six months ended June 30, 2010 and 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2010, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description
2.1(4)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

2.2(6)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

2.3(7)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4(7)	Mutual Release Agreement between Cyrk and Simon

2.5(8)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002

2.6(10)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7(10)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(11)	Restated Certificate of Incorporation of the Registrant

3.2(10)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

3.3(5)	Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(5)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.18(6)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001

Exhibit
Number	Description
10.28(9)	February 7, 2003, letter agreement with Greg Mays regarding 2002 and 2003 compensation

10.29(9)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(10)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(10)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(10)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith
Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 13, 2008, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2010	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)