Form 10-Q
period 2010-09-30
SIMON WORLDWIDE INC
filed 2010-11-15
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At November 12, 2010, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,157	$14,765
Prepaid expenses and other current assets	44	155

Total current assets	12,201	14,920
Investments	136	137
Other assets	390	386

Total non-current assets	526	523

Total assets	$12,727	$15,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$125	$56
Accrued expenses and other current liabilities	157	152
Liabilities from discontinued operations — current (Note 4)	599	560

Total current liabilities	881	768

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 54,613,949 shares issued at September 30, 2010 and December 31, 2009; 50,611,879 shares outstanding net of 4,002,070 treasury shares at par value at September 30, 2010, and 54,201,080 shares outstanding net of 412,869 treasury shares at par value at December 31, 2009	506	542
Additional paid-in capital	152,083	153,303
Accumulated deficit	(140,751)	(139,171)
Accumulated other comprehensive income	8	1

Total stockholders’ equity	11,846	14,675

	$12,727	$15,443

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—
General and administrative expenses	392	587	1,525	1,632

Operating loss	(392)	(587)	(1,525)	(1,632)
Interest income	12	27	42	119
Gain on settlement	—	—	—	7
Investment income (impairment)	—	(1)	2	(3)
Equity in Yucaipa AEC earnings (loss)	(2)	(1)	(2)	7

Loss from continuing operations before income taxes	(382)	(562)	(1,483)	(1,502)
Income tax provision	(4)	—	(4)	—

Loss from continuing operations	(386)	(562)	(1,487)	(1,502)
Loss from discontinued operations, net of tax (Note 4)	(66)	—	(93)	(7)

Net loss	$(452)	$(562)	$(1,580)	$(1,509)

Loss per share from continuing operations available to common stockholders:
Loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding — basic and diluted	50,612	54,201	52,137	54,201

Loss per share from discontinued operations:
Loss per common share — basic and diluted	$—	$—	$—	$—

Weighted average shares outstanding — basic and diluted	50,612	54,201	52,137	54,201

Loss available to common stockholders:
Loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding — basic and diluted	50,612	54,201	52,137	54,201

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Net loss	$(452)	$(562)	$(1,580)	$(1,509)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	8	—	7	(129)

Comprehensive loss	$(444)	$(562)	$(1,573)	$(1,638)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the nine months
	ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,580)	$(1,509)
Less: Loss from discontinued operations	(93)	(7)

Loss from continuing operations	(1,487)	(1,502)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in Yucaipa AEC loss (earnings)	2	(7)
Gain on settlement	—	(7)
Charge for impaired investment	1	3
Non-cash asset charge	2	74
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	111	488
Accounts payable	69	(31)
Accrued expenses and other current liabilities	5	(223)

Cash used by continuing operations	(1,297)	(1,205)
Operating activities from discontinued operations	(55)	33

Net cash used in operating activities	(1,352)	(1,172)

Cash flows from financing activities:
Payment to reacquire common stock	(1,256)	—

Net decrease in cash and cash equivalents	(2,608)	(1,172)
Cash and cash equivalents, beginning of period	14,765	16,660

Cash and cash equivalents, end of period	$12,157	$15,488

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4	$76

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company” or “Simon”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those considered necessary for fair presentation of the Company’s financial position, results of operations, and cash flows at the dates and for the periods presented. Certain prior period amounts have been reclassified to conform with current period presentation.
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
The Company had one stock-based compensation plan at September 30, 2010, and December 31, 2009. See Note 3, Stock Plan, of the “Notes to Condensed Consolidated Financial Statements”.
At September 30, 2010 and December 31, 2009, the Company had a passive investment in a limited liability company controlled by an affiliate. See Note 5, Long-term Investments, of the “Notes to Condensed Consolidated Financial Statement”.
The operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.
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
2. Absence of Operating Business; Going Concern
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2010, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel.
At September 30, 2010 and December 31, 2009, the Company had stockholders’ equity of $11.8 million and $14.7 million, respectively. For the nine months ended September 30, 2010 and 2009 the Company had a net loss from continuing operations of $1.5 million. The Company continues to incur losses in 2010 within its continuing operations for the general and administrative expenses being incurred to manage the affairs of the Company and resolve outstanding legal matters. By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC Associates, LLC (“Yucaipa AEC”) in July 2008 and March 2009 (see Note 5), and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future. However, as a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the Company’s former independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
In connection with the Recapitalization Agreement described above, and in the event that the Company does not consummate a business combination by the later of (i) December 31, 2010 or (ii) December 31, 2011 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a business combination will have been executed on or prior to December 31, 2010 but the business combination was not consummated prior to such time, and no qualified offer has been previously consummated, the officers of the Company will take all such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.
Notwithstanding the foregoing, the Company will not be required to be dissolved and liquidated if Overseas Toys, the Company’s largest shareholder, and/or any affiliate thereof shall have made a qualified offer no earlier than one hundred and twenty (120) days and at least sixty (60) days prior to the termination date and shall have consummated such qualified offer by having purchased all shares of stock properly and timely tendered and not withdrawn pursuant to the terms of the qualified offer. On November 1, 2010, Overseas Toys commenced a tender offer intended to be a qualified offer to purchase all shares of the Company’s common stock that it does not currently own. See Note 9, Subsequent Events, of the “Notes to Condensed Consolidated Financial Statements” for further information.
By utilizing cash received pursuant to the settlement with McDonald’s in 2004, $2.1 million received from Yucaipa AEC in July 2008 and March 2009 (see Note 5, Long-term Investments, of the “Notes to Condensed Consolidated Financial Statements”), and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $69.8 million and state NOLs of approximately $46.3 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. Because of its current lack of operations, the Company has established a valuation allowance for the entire amount of federal and state NOLs as it is unlikely that the Company can realize these deferred tax benefits in the future.
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
There were no stock options granted and no stock compensation expense recorded during the nine months ended September 30, 2010 or 2009. All stock options fully vested by December 31, 2006.

The following summarizes the status of the Company’s stock options as of September 30, 2010, and changes for the nine months then ended:

		Weighted
		Exercise
	Shares	Price

Outstanding at the beginning of period	65,000	$0.92
Granted	—	—
Exercised	—	—
Expired or forfeited	(5,000)	8.81

Outstanding at end of period	60,000	0.26

Options exercisable at end of period	60,000	$0.26

Options available for future grant	—

Weighted average fair value of options granted during period	Not applicable
The following table summarizes information about stock options outstanding at September 30, 2010:

			Options Outstanding and Exercisable
				Weighted
				Average
Range of			Number	Remaining	Weighted	Aggregate
Exercise			Outstanding	Contractual	Average	Intrinsic
Prices			& Exercisable	Life	Price	Value

$0.01	—	$1.00	55,000	2.60	$0.10	$7,700
$1.01	—	$2.00	5,000	0.49	2.00	—

$0.01	—	$2.00	60,000	2.42	$0.26

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.24 on September 30, 2010.

4. Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. As of September 30, 2010, and December 31, 2009, the Company had total liabilities within its discontinued operations totaling $0.6 million.
Subsequent to September 30, 2010, the Company settled the remaining liability which was a post-employment obligation dating back to the Company’s decision to discontinue its marketing operations. The Company used cash from continuing operations of $0.6 million to satisfy this obligation in October 2010. The Company had planned to use the cash surrender value (CSV) associated with the post-employment obligation to settle the liability. The terms of the settlement agreement entitles the Company to the CSV in future periods. As of September 30, 2010, and December 31, 2009, the Company has reclassified the CSV totaling $0.4 million from discontinued operations into other noncurrent assets.
Net loss from discontinued operations for the three and nine months ended September 30, 2010 and 2009, as disclosed in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses	66	—	93	40
Gain on settlement	—	—	—	(33)

Operating loss	(66)	—	(93)	(7)

Income tax provision	—	—	—	—

Net loss from discontinued operations	$(66)	$—	$(93)	$(7)

5. Long-term Investments
YUCAIPA AEC ASSOCIATES
At September 30, 2010, the Company held an investment in Yucaipa AEC, a limited liability company that is controlled by the Yucaipa Companies. In the past, Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America, a provider of magazine information and front-end management services principally for retailers and a publisher of approximately 75 magazine titles, which was received upon the merger of Alliance Entertainment Companies (“Alliance”) with Source. Alliance was a home entertainment product distribution, fulfillment, and infrastructure company providing both brick-and-mortar and e-commerce home entertainment retailers with complete business-to-business solutions. The surviving entity from the merger was Source. Yucaipa AEC held this investment in Source until April 28, 2009, on which Source filed a pre-packaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company lost its equity in Source in connection with the bankruptcy, accordingly, the Company reduced the value of its indirect investment in Source to $0 as of March 31, 2009. The Company has no power to dispose of or liquidate its holding in Yucaipa AEC which power is held by Yucaipa AEC.
The Company has significant influence over Yucaipa AEC and accounts for its investment under the equity method. The Company recognized its share in the other comprehensive income (loss) of Yucaipa AEC through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity. There were adjustments, totaling $2.7 million and $5.2 million, respectively, during 2008 and 2007 to reflect impairments deemed other than temporary that reduced the carrying value of the Company’s investment in Yucaipa AEC. There were additional adjustments totaling $0.1 million during the three months ended March 31, 2009, which increased the recorded value of the Company’s investment in Yucaipa AEC to $0.2 million.
During 2008, the Company received $1.75 million from Yucaipa AEC in connection with a December 2007 sale of one of its holdings. The Company also collected approximately $0.35 million in March 2009 related to this transaction. Accordingly, the Company’s total gain related to the sale of this holding was $2.1 million which was included in the Company’s consolidated statement of operations during 2008.
There was approximately $2,000 recorded in the Company’s consolidated statement of operations for equity in the loss of Yucaipa AEC during the three and nine months ended September 30, 2010. There was approximately $(1,000) and $7,000 recorded in the Company’s consolidated statement of operations for equity in the (loss) and earnings of Yucaipa AEC during the three and nine months ended September 30, 2009, respectively. The Company’s remaining investment in Yucaipa AEC totals approximately $9,000 at September 30, 2010, and is included in the investments line item in the consolidated balance sheets.
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
Certain investments are designated as available-for-sale in accordance with the provisions primarily codified under Accounting Standards Codification (“ASC”) 320-10-25, and as such, unrealized gains and losses are reported in the accumulated other comprehensive income component of stockholders’ equity.
The Company holds investments in equity securities in the amounts of approximately $25,000 and $19,000 at September 30, 2010, and December 31, 2009, respectively. These investments are included in other assets in the accompanying consolidated balance sheets.
During the three months ended September 30, 2010, the Company had no investment income. During the nine months ended September 30, 2010, the Company recorded net investment income of $2,000 which consisted of investment income of approximately $3,000 net of an investment impairment of approximately $1,000. If an impairment of an available for sale security is judged to be other than temporary, the cost basis of an available for sale security is written down to fair value as a new cost basis and the amount of the impairment is reclassified from other comprehensive income and included in continuing operations.
During the three and nine months ended September 30, 2009, the Company recorded impairments of available for sale equity securities of approximately $1,000 and $3,000, respectively.
Other investments, for which there are no readily available market values whereby the Company does not have significant influence, are accounted for under the cost method and carried at the lower of cost or estimated fair value when evidence of other than temporary impairment exists. The Company assesses on a periodic basis whether declines in fair value of investments below their cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the other than temporary impairment is included in earnings. Factors used by the Company to determine whether an other than temporary impairment occurred include such factors as current results, trends and future prospects of the investee, general market conditions, and other economic factors.
At September 30, 2010, and December 31, 2009, the cost of an investment in a technology related company was $127,000. This investment is presented as part of the investment line item in the consolidated balance sheets. In accordance with the fair value hierarchy contained in ASC 820-10, “Fair Value Measurements and Disclosures,” this investment was valued using significant unobservable inputs (Level 3) such as proceeds received from such investment, trends and future prospects of the investee, and likelihood of future proceeds from such investment.
Of $25,000 carrying value of other investments at September 30, 2010, in accordance with the fair value hierarchy contained in ASC 820-10, the investment designated as an available-for-sale security of approximately $21,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1). The other investment accounted for under the cost method was recorded at cost of approximately $4,000, which was a new cost basis after the Company recorded an other than temporary impairment charge to its earnings during the first half of 2010. The estimated fair value was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors. While the Company will continue to periodically evaluate its investments, there can be no assurance that its investment strategy will be successful, and thus the Company might not ever realize any benefits from its portfolio of investments.
The following table provides a reconciliation between the beginning and ending balances of investments measured at fair value on a recurring basis that used (Level 3) significant unobservable inputs (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	Technology		Technology
	Related	Other	Related	Other
	Investment	Investments	Investment	Investments
Beginning balance	$127	$4	$127	$5
Other-Than-Temporary Impairment	—	—	—	(1)

Ending balance	$127	$4	$127	$4

6. Earnings Per Share
The Company calculates its earnings per share in accordance with ASC 260-10. There were 50,611,879 and 54,201,080 weighted average shares outstanding for the three months ended September 30, 2010 and 2009, respectively. There were 52,136,961 and 54,201,080 weighted average shares outstanding for the nine months ended September 30, 2010 and 2009, respectively. In addition, there were 60,000 and 65,000 shares related to stock options exercisable for the three months ended September 30, 2010 and 2009, respectively, and 61,648 and 72,582 shares related to stock options exercisable for the nine months ended September 30, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a loss from continuing operations for each period presented.
On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. The shares are held by the

Company as treasury stock resulting in 50,611,879 shares outstanding as of September 30, 2010, which affected the earnings per share calculation for the nine months ended September 30, 2010.
7. Note Receivable
On January 31, 2006, the Company and Cyrk, Inc. (“Cyrk”) entered into a Settlement Agreement and Mutual General Release pursuant to which: (1) Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006 and the balance was payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006; (ii) Cyrk entered into a Confession of Judgment in Washington State Court for all amounts owing to the Company under the New Subordinated Note and the $2.3 million note (the “Old Subordinated Note”); (iii) Cyrk’s parent company agreed to subordinate approximately $4.3 million of Cyrk debt to the debt owed to the Company by Cyrk; and (iv) Cyrk and the Company entered into mutual releases of all claims except those arising under the Settlement Agreement, the New Subordinated Note or the Confession Judgment. So long as Cyrk did not default on the New Subordinated Note or in the event of payment in full, the Company agreed not to enter the Confession of Judgment relating to the Old Subordinated Note in court. Cyrk’s obligations under the New Subordinated Note and the Old Subordinated Note are subordinated to Cyrk’s obligations to the financial institution which is Cyrk’s senior lender, which obligations are secured by, among other things, substantially all of Cyrk’s assets. Through August 31, 2008, the Company collected $1.3 million from Cyrk under the New Subordinated Note. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since. As a result, the Company filed the Confession of Judgment in the state of Washington on November 14, 2008, and is in the process of attempting to execute on the judgment. During the nine months ended September 30, 2009, the Company collected approximately $33,000 on the judgment which was recorded a gain on settlement within its discontinued operations. There is no assurance that the Company will be successful in further enforcing the Confession of Judgment and collecting any additional payments.
At September 30, 2010 and December 31, 2009, an allowance was recorded for the balance of the New Subordinated Note totaling $0.3 million thus bringing the carrying value of the note receivable to zero as collectibility is not reasonably assured based on the Company’s experience of prior arrangements with Cyrk including the default of the Winthrop obligation and settlement of controversy noted above, and Cyrk has not made any payments since September 1, 2008.
8. Income Taxes
The Company had a provision for income taxes of $4,000 for the nine months ended September 30, 2010, which related to continuing operations. The Company had no provision for income taxes for the same period of the previous year.
The Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $37.0 million and $38.7 million is required at September 30, 2010 and December 31, 2009, respectively. The tax effects of temporary differences that gave rise to deferred tax assets as of September 30, 2010 and December 31, 2009, were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Deferred tax assets:
Net operating losses	$27,834	$26,476
Capital losses	6,205	6,599
Other asset reserves	2,242	4,965
AMT credit	649	649
Deferred compensation	60	49
Depreciation	—	(1)
Valuation allowance	(36,990)	(38,737)

	$—	$—

As of September 30, 2010, the Company had federal and state NOLs of approximately $69.8 million and $46.3 million, respectively. The federal NOLs will begin to expire in 2021 through 2030 and the state NOLs begin to expire in 2011 through 2020. In connection with the September, 18, 2008, recapitalization of the Company, the Company completed a review of any potential limitation on the use of its NOLs under Section 382 of the Internal Revenue Code. Because of its current lack of operations, the Company has established a valuation allowance for the entire amount of federal and state NOLs as it is unlikely that the Company can realize these deferred tax benefits in the future. Based on such review, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses.
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	September 30,
	2010	2009
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	37.5	37.6
Life insurance	2.4	2.2
Minimum tax	0.1	—

	0.2%	0.0%

9. Subsequent Events
On October 19, 2010, the Company settled the remaining liability within its discontinued operations which was a post-employment obligation dating back to the Company’s decision to discontinue its marketing operations. The Company used cash from continuing operations of $0.6 million to satisfy this obligation in October 2010.
On November 1, 2010, Overseas Toys commenced a tender offer intended to be a qualified offer to purchase all shares of the Company’s common stock that it does not currently own at a price of $0.27 per share. The tender offer by Overseas Toys is being assessed by the Company’s Board of Directors. On or before November 15, 2010, the Company intends to file with the Securities and Exchange Commission a Solicitation/Recommendation Statement on Schedule 14D-9 stating whether the Board of Directors recommends acceptance or rejection of Overseas Toys’ tender offer, expresses no opinion and remains neutral towards the tender offer, or is unable to take a position with respect to the tender offer, as well as setting forth the Board’s reasons for its position with respect to the tender offer.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2010, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed at December 31, 2001, or arose subsequent to that date. At September 30, 2010, the Company had reduced its workforce to 4 employees from 136 employees at December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.
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
Under that certain Exchange and Recapitalization Agreement, dated as of June 11, 2008 (the “Recapitalization Agreement”), by and between the Company and Overseas Toys, if Simon does not consummate a Business Combination (as defined in the Recapitalization Agreement) by the later of (i) December 31, 2010, or (ii) December 31, 2011, in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a Business Combination was executed prior to December 31, 2010 (such later date, the “Termination Date”), Simon’s officers must take all action necessary to dissolve and liquidate Simon as soon as reasonably practicable; provided, that Simon need not be dissolved and liquidated if Overseas Toys shall have made a Qualified Offer (as defined in the Recapitalization Agreement) between 120 and 60 days prior to such Termination Date and shall have consummated such Qualified Offer.
On November 1, 2010, Overseas Toys commenced a tender offer intended to be a qualified offer to purchase all shares of our common stock that it does not currently own at a price of $0.27 per share. The tender offer by Overseas Toys is being assessed by our Board of Directors. On or before November 15, 2010, we intend to file with the Securities and Exchange Commission a Solicitation/Recommendation Statement on Schedule 14D-9 stating whether our Board of Directors recommends acceptance or rejection of Overseas Toys’ tender offer, expresses no opinion and remains neutral towards the tender offer, or is unable to take a position with respect to the tender offer, as well as setting forth our Board’s reasons for its position with respect to the tender offer.

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
RESULTS OF CONTINUING OPERATIONS
Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009
The Company generated no sales or gross profits during the three months ended September 30, 2010 and 2009.
General and administrative expenses totaled $0.4 million during the three months ended September 30, 2010, compared to $0.6 million during the same period of the prior year. The decrease is primarily due to a reduction in professional and facilities expenses.
Interest income totaled approximately $12,000 during the three months ended September 30, 2010, compared to approximately $27,000 during the same period in the prior year. The decrease is primarily due to a reduction in interest rates and average cash balances from the three months ended September 30, 2009.
The Company recorded a nominal investment impairment during the three months ended September 30, 2009, to adjust the recorded value of its investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.
During the three months ended September 30, 2010 and 2009, the Company recorded nominal equity in the loss of Yucaipa AEC, which is accounted for under the equity method.
Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009
The Company generated no sales or gross profits during the nine months ended September 30, 2010 and 2009.
General and administrative expenses totaled $1.5 million during the nine months ended September 30, 2010, compared to $1.6 million during the same period in the prior year. The decrease is primarily due to a reduction in facilities expenses.
Interest income totaled approximately $42,000 during the nine months ended September 30, 2010, compared to approximately $119,000 during the same period in the prior year. The decrease is primarily due to a reduction in interest rates and average cash balances from the nine months ended September 30, 2009.
During the nine months ended September 30, 2009, the Company recorded a gain on settlement of approximately $7,000 related to the settlement of a contingent loss liability on terms more favorable than the amount that was originally recorded by the Company.
The Company recorded net nominal investment income during the nine months ended September 30, 2010, compared to a nominal investment impairment during the nine months ended September 30, 2009, to adjust the recorded value of its investments accounted for under the cost method to the estimated future undiscounted cash flows the Company expects from such investments.
There was approximately $(2,000) and $7,000 recorded to the Company’s consolidated statement of operations for equity in the (loss) and earnings of Yucaipa AEC for the nine months ended September 30, 2010 and 2009, respectively.

RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009
The Company generated no sales or gross profits during the three months ended September 30, 2010 and 2009.
The Company recorded general and administrative expenses of approximately $66,000 and $0 during the three months ended September 30, 2010 and 2009, respectively. The current period amount primarily consisted of charges to a post-employment liability.
Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009
The Company generated no sales or gross profits during the three months ended September 30, 2010 and 2009.
The Company recorded general and administrative expenses of approximately $93,000 and $40,000 during the nine months ended September 30, 2010 and 2009, respectively, which primarily consisted of charges to a post-employment liability.
Gain on settlements totaled approximately $33,000 during the nine months ended September 30, 2009, due to amounts collected related to the New Subordinated Note with Cyrk.
At September 30, 2010, the Company had a liability within its discontinued operations related to a post-employment obligation in the amount of $0.6 million. This liability was settled on October 19, 2010 and paid with cash from continuing operations.
LIQUIDITY AND CAPITAL RESOURCES
The matters discussed in Note 2, “Absence of Operating Business; Going Concern,” of the “Notes to Condensed Consolidated Financial Statements” have had and will continue to have a substantial adverse impact on the Company’s cash position. As a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement described below, the Company’s former independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
The Company continues to incur operating losses in 2010 within its continuing operations for the general and administrative expenses incurred to manage the affairs of the Company and resolve outstanding legal matters. Inasmuch as the Company no longer generates operating income and is unable to borrow funds, the source of current and future working capital is expected to be cash on hand and the recovery of certain long-term investments. As a result of significant losses from operations, a lack of any operating revenue and a potential liquidation in connection with the Recapitalization Agreement, the Company’s former independent registered public accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
On November 1, 2010, Overseas Toys commenced a tender offer intended to be a qualified offer to purchase all shares of our common stock that it does not currently own at a price of $0.27 per share. The tender offer by Overseas Toys is being assessed by our Board of Directors. On or before November 15, 2010, we intend to file with the Securities and Exchange Commission a Solicitation/Recommendation Statement on Schedule 14D-9 stating whether our Board of Directors recommends acceptance or rejection of Overseas Toys’ tender offer, expresses no opinion and remains neutral towards the tender offer, or is unable to take a position with respect to the tender offer, as well as setting forth our Board’s reasons for its position with respect to the tender offer.
By utilizing cash on hand and our analysis of cash needed for our significantly scaled-back operations, management believes it has sufficient capital resources and liquidity to operate the Company for the foreseeable future.
The Company has federal NOLs of approximately $69.8 million and state NOLs of approximately $46.3 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. Because of our current lack of operations, we have established a valuation allowance for the entire amount of federal and state NOLs as it is unlikely that we can realize these deferred tax benefits in the future.
Continuing Operations
Working capital from continuing operations was $11.9 million and $14.7 million at September 30, 2010, and December 31, 2009, respectively.
Net cash used in operating activities from continuing operations during the nine months ended September 30, 2010, totaled $1.3 million primarily due to a loss from continuing operations of $1.5 million partially offset by a net change in working capital items. Net cash used in operating activities from continuing operations during the nine months ended September 30, 2009, totaled $1.2 million primarily due to a net loss from continuing operations of $1.5 million partially offset by a net change in working capital items.
There were no investing activities from continuing operations during the nine months ended September 30, 2010 and 2009.
There were cash outflows from financing activities of $1.3 million during the nine months ended September 30, 2010, as the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220, on April 26, 2010. The shares are held by the Company as treasury stock.
Discontinued Operations
Working capital from discontinued operations was a deficit of $(0.6) million at September 30, 2010, and December 31, 2009.
There was $0.1 million net cash used in operating activities from discontinued operations for the nine months ended September 30, 2010, primarily due to a loss from discontinued operations. For the nine months ended September 30, 2009, there was approximately $33,000 cash provided by discontinued operations primarily due to a settlement gain.
There were no investing activities from discontinued operations during the nine months ended September 30, 2010 and 2009. In addition, there were no financing activities from discontinued operations during the nine months ended September 30, 2010 and 2009.
Subsequent to September 30, 2010, we settled the remaining post-employment obligation dating back to our decision to discontinue our marketing operations. We used cash from continuing operations of $0.6 million to satisfy our obligation in October 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2010, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.
ITEM 4T. CONTROLS AND PROCEDURES
Not applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business, subject to the changes and the addition of the new risk factors set forth below. The risks described below and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We are subject to a tender offer by Overseas Toys, L.P.
On November 1, 2010, Overseas Toys commenced a tender offer intended to constitute a qualified offer to purchase all shares of our common stock that it does not currently own at a price of $0.27 per share. The tender offer by Overseas Toys is being assessed by our Board of Directors. On or before November 15, 2010, we intend to file with the Securities and Exchange Commission a Solicitation/Recommendation Statement on Schedule 14D-9 stating whether our Board of Directors recommends acceptance or rejection of Overseas Toys’ tender offer, expresses no opinion and remains neutral towards the tender offer, or is unable to take a position with respect to the tender offer, as well as setting forth our Board’s reasons for its position with respect to the tender offer.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description
2.1(4)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

2.2(6)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

2.3(7)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4(7)	Mutual Release Agreement between Cyrk and Simon

2.5(8)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002

2.6(10)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

Exhibit
Number	Description
2.7(10)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(11)	Restated Certificate of Incorporation of the Registrant

3.2(10)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

3.3(5)	Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(5)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.18(6)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001

10.28(9)	February 7, 2003, letter agreement with Greg Mays regarding 2002 and 2003 compensation

10.29(9)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(10)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(10)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(10)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, filed on November 13, 2008, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)