Form 10-K
period 2010-12-31
SIMON WORLDWIDE INC
filed 2011-03-30
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐     No ☑
At June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the registrant was $2,311,620.
At March 23, 2011, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I
Item 1. Business
General
Prior to August 2001, Simon Worldwide, Inc. (the “Company”), incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The major client of the Company had been McDonald’s Corporation (“McDonald’s”), for which the Company’s Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing, and promotional retail items. Net sales to McDonald’s and Philip Morris, another significant former client, accounted for 78% and 8%, respectively, of total net sales in 2001.
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
Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2010, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. In October 2010, the Company settled the remaining liability in its discontinued promotions business which was a post-employment obligation. At December 31, 2010 and 2009, the Company had stockholders’ equity of $11.1 million and $14.7 million, respectively. With no revenues from operations, the Company closely monitors and controls its expenditure within a reasonably predictable range. Cash used by continuing operating activities was $2.3 million and $2.0 million in the years ended December 31, 2010 and 2009, respectively. The Company incurred losses within its continuing operations in 2010 and continues to incur losses in 2011 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $2.1 million received from Yucaipa AEC Associates, LLC (“Yucaipa AEC”) in July 2008 and March 2009, and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.
At December 31, 2010, the Company held an investment in Yucaipa AEC, which is a limited liability company that is controlled by The Yucaipa Companies. In the past, Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America, a provider of magazine information and front-end management services principally for retailers and a publisher of approximately 75 magazine titles, which was received upon the merger of Alliance Entertainment Companies (“Alliance”), another investment held by Yucaipa AEC, with Source. The Company has significant influence over Yucaipa AEC and, accordingly, accounts for its investment under the equity method.
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
On June 11, 2008, the Company entered into an Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Overseas Toys, L.P. (“Overseas Toys”), the then holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock would be converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. The Recapitalization Agreement was negotiated on the Company’s behalf by the Special Committee of disinterested directors which, based in part upon the opinion of the Special Committee’s financial advisor, determined that the transaction was fair to the holders of common stock from a financial point of view. At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement.
Under the Recapitalization Agreement, the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings in September 2008 representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represented a return to the Company.
On December 10, 2010, Overseas Toys consummated a tender offer to purchase all shares of the Company’s common stock that it did not already own. As such, the officers of the Company were not required to dissolve and liquidate the Company as would have been required under the Recapitalization Agreement if such tender offer had not been consummated.
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
Investments
The Company has made strategic and venture investments in a portfolio of privately held companies. These investments are in technology and internet related companies that are at varying stages of development, and were intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business, and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects of the investee, general market conditions, and other economic factors.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
In September 2010, the Company renewed a 12-month lease agreement for 2,600 square feet of office space in Los Angeles, California, with a monthly rent of approximately $5,400, into which the Company relocated its remaining scaled-down operations in 2004. For a summary of the Company’s minimum rental commitments under all non-cancelable operating leases as of December 31, 2010, see Notes to Consolidated Financial Statements.
Item 3. Legal Proceedings
None.
Item 4. (Removed and Reserved)

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

	2010		2009
	High	Low	High	Low
First quarter	$0.51	$0.20	$0.37	$0.17
Second quarter	0.40	0.20	0.35	0.15
Third quarter	0.35	0.20	0.35	0.15
Fourth quarter	0.33	0.24	0.35	0.21
As of March 23, 2010, the Company had approximately 356 holders of record of its common stock. The last reported sale price of the Company’s common stock on March 23, 2010, was $0.20.
The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.
On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. The shares are held by the Company as treasury stock resulting in 50,611,879 shares outstanding as of December 31, 2010.
Item 6. Selected Financial Data
Not applicable.
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

Management applies the following critical accounting policies in the preparation of the Company’s consolidated financial statements:
Long-Term Investments
The Company’s accounting policy for long-term investments is considered critical because long-term investments represent one of the Company’s most material assets other than cash and cash equivalents in continuing operations.
The Company had made strategic and venture investments in a portfolio of privately held companies in the past. These investments were in technology and internet related companies, and these companies are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of all its investments in these companies, and considers such factors as current results, trends and future prospects, capital market conditions, and other economic factors.
Certain investments are designated as available-for-sale in accordance with the provisions primarily codified under ASC 320-10-25, “Investments—Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income component of stockholders’ equity. These investments are included in other assets in the accompanying consolidated balance sheets.
Investments for which there are no readily available market values whereby the Company does not have significant influence, are accounted for under the cost method in accordance with ASC 325-20, “Investments—Other,” and carried at the lower of cost or estimated fair value when evidence of other than temporary impairment exists. Fair value is determined in accordance with the hierarchy contained in ASC 820-10, “Fair Value Measurements and Disclosures.” The Company assesses on a periodic basis whether declines in fair value of investments below their cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the other than temporary impairment is included in earnings. Factors used by the Company to determine whether an other than temporary impairment occurred include such factors as current results, trends and future prospects of the investee, general market conditions, and other economic factors. These investments are presented as part of the investment line item in the consolidated balance sheets.
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
Recently Issued Accounting Standards
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, an amendment of FASB Accounting Standards CodificationTM (“ASC”) Topic 855 “Subsequent Events.” Although Securities and Exchange Commission (“SEC”) filers are still required to evaluate subsequent events through the date their financial statements are issued, ASU No. 2010-09 removes the requirement that SEC filers disclose in their financial statements the date through which subsequent events have been evaluated. The standard was effective upon issuance for filings after February 24, 2010. The adoption of ASU No. 2010-09 by the Company did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring new disclosures regarding significant transfers in and out of Levels 1 and 2 of the fair value hierarchy as well as disclosure of certain activity in Level 3 measurements. ASU 2010-06 also clarifies disclosures regarding the required level of disaggregation for each class of assets and liabilities and disclosures regarding inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of certain activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new disclosures and clarifications of existing disclosures effective for interim and annual reporting periods beginning after December 15, 2009, did not have a material effect on the Company’s consolidated statements of financial position of results of operations. The Company does not expect the remaining provisions of ASU 2010-06 that became effective on January 1, 2011, to have a material effect on the Company’s consolidated statements of financial position or results of operations.
Results of Continuing and Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. During 2010, the Company completed execution of its plan and discontinued its promotions business. Over the past two years, the only activity reflected in discontinued operations has related to a post-employment obligation. Accordingly, the discontinued activities of the Company had been classified as discontinued operations in the accompanying consolidated financial statements. In October 2010, the Company settled the remaining liability in its discontinued operations which was a post-employment.
Continuing operations represent the direct costs required to maintain the Company’s current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, board of director fees, and space and facility costs. The Company’s continuing operations and former discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying consolidated financial statements and related notes.
Continuing Operations
2010 Compared to 2009
There were no revenues during 2010 and 2009.
General and administrative expenses totaled $2.3 million in 2010 and 2009. Although there was an increase in advisory and legal costs of $0.1 million associated with the Company’s response to Overseas Toys’ tender offer, this was offset by a reduction in offsite storage costs related to the Company’s efforts to consolidate offsite storage facilities used.
Interest income in 2010 decreased by $0.1 million compared to the prior year. The decrease is primarily due to reduction in interest rates and average cash balance in 2010 when compared to the prior year.
Discontinued Operations
2010 Compared to 2009
The Company generated no sales or gross profits during 2010 and 2009.
The Company recorded general and administrative expenses of approximately $93,000 and $40,000 during 2010 and 2009, respectively. These amounts consist of charges to a post-employment liability.
Liquidity and Capital Resources
The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company’s cash position. The Company incurred losses within its continuing operations in 2010 and continues to incur losses in 2011 for the general and administrative expenses incurred to manage the affairs of the Company. Inasmuch as the Company no longer generates operating income, the source of current and future working capital is expected to be cash on hand and proceeds from the sale of certain long-term investments. Management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful. Considering our current cash position of $10.6 million at December 31, 2010 and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

Continuing Operations
Working capital attributable to continuing operations at December 31, 2010 and 2009 was $10.6 million and $14.7 million, respectively.
Net cash used in operating activities from continuing operations during 2010 totaled $2.3 million, primarily due to a loss from continuing operations resulting from the general and administrative expenses to manage the affairs of the Company and resolve remaining outstanding legal matters.
Net cash used in operating activities from continuing operations during 2009 totaled $2.0 million, primarily due to a loss from continuing operations resulting from the general and administrative expenses to manage the affairs of the Company and resolve remaining outstanding legal matters.
There was no cash provided by investing activities during 2010 and 2009.
There were cash outflows from financing activities of $1.3 million during 2010, as the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220, on April 26, 2010. The shares are held by the Company as treasury stock.
There were no financing cash flows within continuing operations during 2009.
The Company is also involved in other litigation and legal matters in which it is the plaintiff which have arisen in the ordinary course of business. The Company does not believe that the ultimate resolution of these other litigation and legal matters will have a material adverse effect on its financial condition, results of operations, or net cash flows. However, the results of legal proceedings cannot be predicted with certainty. During 2010, there were no litigation or legal matters settled. Thus, there was no impact on the Company’s financial condition, results of operations, or net cash flows.
Discontinued Operations
In October 2010, the Company completed the disposal of its discontinued operations by settling the remaining liability in its discontinued operations which was a post-employment obligation dating back to the Company’s decision to discontinue its marketing operations. In the previous year, working capital deficit attributable to discontinued operations at December 31, 2009 was $0.6 million.
Net cash used by discontinued operations during 2010, totaled $608,000 primarily due to the settlement by the Company of the remaining liability in discontinued operations described above. The Company used cash from continuing operations to satisfy this obligation.
Net cash provided by discontinued operations during 2009 totaled approximately $65,000 primarily due to gain on settlements totaling approximately $33,000 which was attributable to amounts collected related to a note receivable the balance of which had been subsequently written off due to uncollectibility and a net change in working capital items.
There was no cash provided by investing activities of discontinued operations during 2010 and 2009.
There were no financing activities of discontinued operations during 2010 and 2009.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements, investments in special purpose entities, or undisclosed borrowings or debts. In addition, the Company has no derivative contracts or synthetic leases.

Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Previous Independent Registered Public Accounting Firm
On October 8, 2010, BDO USA, LLP, formerly known as BDO Seidman, LLP (“BDO”) was dismissed as the independent registered public accounting firm of the Company. The dismissal of BDO was approved by the Company’s Audit Committee.
The reports of BDO on the Company’s financial statements as of and for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principle. With respect to qualifications as to uncertainty, the reports of BDO on the Company’s financial statements as of and for the fiscal years ended December 31, 2009 and 2008 each noted that such financial statements had been prepared based on the assumption that the Company would continue as a going concern, that there is doubt about the Company’s ability to continue as a going concern, and that such financial statements did not include any adjustments that might result from the outcome of this uncertainty.
During the Company’s fiscal years ended December 31, 2009 and 2008 and through October 8, 2010 there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such years. During the Company’s fiscal years ended December 31, 2009 and 2008 and through October 8, 2010 there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The Company furnished a copy of the above disclosures to BDO and requested that BDO furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated October 15, 2010, was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 15, 2010.
New Independent Registered Public Accounting Firm
The Company’s Audit Committee engaged Ernst & Young LLP as its new independent registered public accounting firm to audit the Company’s financial statements for the Company’s fiscal year ending December 31, 2010. The decision to engage Ernst & Young LLP as the Company’s independent registered public accounting firm was the result of a competitive selection process.
Prior to the engagement of Ernst & Young LLP, neither the Company nor anyone on behalf of the Company consulted with Ernst & Young LLP during the Company’s fiscal years ended December 31, 2009 and 2008 and through October 8, 2010, in any manner regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that Ernst & Young LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (B) the subject of either a disagreement or a reportable event, as defined in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer and principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.
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
Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2010, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that remove the requirement for a non-accelerated filer to include in its annual report an attestation report of the filer’s registered public accounting firm.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Company’s certificate of incorporation provides that the number of directors shall be determined from time to time by the Board of Directors (but shall be no less than three and no more than fifteen) and that the Board of Directors shall be divided into three classes. The size of the Company’s Board of Directors is six members. Overseas Toys, the Company’s controlling shareholder, had the right to designate three individuals to the Board of Directors and to designate the chairman of the board.
Overseas Toys may designate 70% of the members of the Board of Directors, rounded up or down to the nearest director. The designees of Overseas Toys currently serving on the Board of Directors are Ira Tochner, Bradford Nugent, and Greg Mays.
The following table sets forth the names and ages of the Directors, and the years in which each individual has served as a director:

			Year Term
Name	Age	Class	Expires	Service as Director
Joseph W. Bartlett	77	I	2009	1993 to present
Allan I. Brown	70	I	2009	1999 to present
Greg Mays	64	II	2010	2004 to present
Bradford Nugent	31	II	2010	2009 to present
Ira Tochner	49	II	2010	2006 to present
Terrence Wallock	66	III	2008	2006 to present
No stockholders meeting to elect directors has been held since 2007. In accordance with Delaware law and the Company’s by-laws, the directors’ terms continue until their successors are elected and qualified.
There were 8 meetings of the Board of Directors held during 2010.
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
Mr. Mays has been the Company’s Chief Executive Officer since October 2008, Chief Financial Officer since May 2003, and a director of the Company since May 2004. Mr. Mays brings to the board of directors considerable operational experience in corporate restructurings, mergers and acquisitions, and corporate finance. Beginning in 2001, Mr. Mays liquidated the business components of the Company. Since 2000, Mr. Mays has had a private consulting practice, specializing in management and company reorganization. During that period of time, he has been Chairman and Chief Executive Officer of three different public companies and one private company, all requiring various levels of restructuring. Most recently, Mr. Mays served as Chairman and Chief Executive Officer of Source Interlink Companies from October 2008 to August 2010. In 2006 and 2007, Mr. Mays served as Chairman and Chief Executive Officer of Wild Oats, which was subsequently acquired by Whole Foods in September 2007. Prior to that, he worked under an umbrella of equity companies in a very active merger and acquisition environment. Specializing in the supermarkets retail business, Mr. Mays held numerous executive positions in the acquired supermarket companies all of which had an emphasis of improving shareholder value with the exit strategy to realize value to all stakeholders. Mr. Mays is currently a director of the Great Atlantic and Pacific Tea Company, Source Interlink Companies, and Americold Realty Trust.
Mr. Nugent joined The Yucaipa Companies (“Yucaipa”) in 2005. Prior to joining Yucaipa, he was a member of the Leveraged Finance Group at CIBC World Markets in addition to serving as an Investment Associate at Flag Capital Management, a multi-strategy hedge fund. Mr. Nugent has served as a director of the Company since 2009 due to his extensive experience in venture capital and corporate finance. Mr. Nugent currently serves on several boards of Yucaipa investments, including AFA Foods, Inc. and is actively involved in originating, structuring and executing Yucaipa investments.
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
Board Committees
The Board has two standing committees: an Audit Committee and a Compensation Committee. The members of each committee are appointed by the Board and are noted below. Actions taken by any committee of the Board are reported to the Board, usually at the next Board meeting following a committee meeting. Each standing committee is governed by a committee-specific charter that is reviewed periodically by the applicable committee pursuant to the rules set forth in each charter. The two members of the Audit Committee and the two members of the Compensation Committee are independent directors.
The Audit Committee
The Audit Committee members are Messrs. Bartlett (chairman) and Brown. Messrs. Bartlett and Brown meet the independence requirements promulgated by the SEC. The Audit Committee’s oversight responsibilities include matters relating to the Company’s financial disclosure and reporting process, including the system of internal controls, the performance of the Company’s internal audit function, compliance with legal and regulatory requirements, and the appointment and activities of the Company’s independent auditors.
The Audit Committee does not currently have a “financial expert,” as defined in the rules of the Securities and Exchange Commission, and required under rules applicable to national stock exchanges because the Company is no longer listed on a national stock exchange. On May 3, 2002, the Company’s stock was delisted by Nasdaq due to the fact that the Company’s stock was trading at a price below the minimum Nasdaq requirement. In the event the Company should ever qualify and seek relisting, the Company would be required to have an audit committee financial expert. The Audit Committee held 5 meetings during 2010.

The Compensation Committee
The Compensation Committee members are Messrs. Bartlett and Brown (chairman). Messrs. Bartlett and Brown meet the independence requirements promulgated by the SEC. The Compensation Committee’s responsibilities include the discharge of the Board’s responsibilities relating to the compensation of the Company’s directors, officers, and key employees, the administration of the Company’s incentive compensation and stock plan, the review and recommendation to the Board of the Company’s Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and the production of an annual report on executive compensation for inclusion in the Company’s proxy statement or 10-K in accordance with applicable rules and regulations. There were no meetings held by the Compensation Committee during 2010.
Nominating Committee
The Company does not have a standing nominating committee or a committee performing similar functions. Given the status of the Company’s operations and the Company’s belief that it has benefited from having a board composed of individuals familiar with the Company’s operations, the Company has not found it necessary to obtain nominees from outside its Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock on an as-converted basis (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2010, and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2010.
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
The Compensation Committee did not meet during 2010.

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
Setting Executive Compensation
The Company did not make any change to the compensation arrangements existing prior to the beginning of 2010 for the Company’s executive officers, as the Compensation Committee determined that the existing arrangements were structured to achieve the key objectives outlined above, which the Compensation Committee believes will ultimately enhance shareholder value.
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
2010 Executive Compensation Components
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
The Company has historically made equity awards to its directors and executive officers, though did not make any such awards in 2010 as the Compensation Committee believed that the key objectives of compensation outlined above were more appropriately satisfied by cash compensation, paid currently, pending a refocus of the Company’s business. The Company does not have any program, plan, or practice of timing option grants to its executives in coordination with the release of material non-public information and did not have any such program, plan, or practice during 2010.
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
Summary Compensation Table
The following table sets forth the compensation the Company paid or earned by the individual who served as principal executive officer and principal financial officer during the year. The Company had no other executive officers. During 2010 and 2009, there were no bonuses, stock awards, option awards, non-equity incentive plan compensation, pension earnings, or non-qualified deferred compensation earnings.

			(b)
		(a)	All Other
Name	Year	Salary	Compensation	Total
Greg Mays	2010	$210,000	$66,000 (c)	$276,000
Chief Executive Officer, Chief Financial Officer, and Director	2009	210,000	56,000 (d)	266,000

(a)	All cash compensation received in capacity as an executive officer consists of salary.

(b)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted because the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(c)	Amount consists of $50,000 for board retainer and $16,000 for board meeting fees.

(d)	Amount consists of $50,000 for board retainer and $6,000 for board meeting fees.
Grants of Plan-Based Awards
There were no grants of equity or non-equity plan-based awards during the last fiscal year.
Executive Services Agreements with Officers
In May 2003, the Company entered into an Executive Services Agreement with Mr. Mays. The purpose of the Agreement was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of an experienced executive knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreement provided for compensation at the rate of $4,040 per week to Mr. Mays. Additional hourly compensation is provided after termination of the Agreement and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2010, no such additional payments were made. The Agreement provides for the payment of health insurance benefits and for mutual releases upon termination.
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
Health benefits provided during 2010 by the Company to Mr. Mays totaled $47,660.
Outstanding Equity Awards at Fiscal Year-End
The following table includes information relating to the value of all unexercised options previously awarded to the executive officers named above as of December 31, 2010. In addition, there were no unexercisable options, unearned options, or stock awards outstanding as of December 31, 2010.

Number of
Securities
	Underlying	Option	Option
	Unexercised Options	Exercise	Expiration
Name and Principal Position	Exercisable	Price	Date

Greg Mays	10,000	$0.10	05/09/13
Chief Executive Officer, Chief Financial Officer, and Director
Option Exercises and Stock Vested
There were no options exercised by the executive officer named above during the year ended December 31, 2010. In addition, the Company did not make any stock awards and there was no vesting of stock awards during 2010.
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

Health Insurance Benefits:
In the event of voluntary or involuntary termination or a change in control, Mr. Mays would be eligible to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of employment at substantially the same benefit level as provided during employment in the approximate amount of $71,838, paid in monthly installments over an 18-month period.
Directors’ Compensation
The following table provides compensation information for 2010 for each member of our Board of Directors except for board members already disclosed in the Summary Compensation table above. Also during 2010, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, non-qualified deferred compensation earnings, or other compensation:

	(a)
	Fees
	Earned
	or Paid
Name	in Cash		Total

Joseph Bartlett	$108,000	(b)	$108,000
Allan Brown	103,000	(c)	103,000
Bradford Nugent	58,000	(d)	58,000
Ira Tochner	64,000	(e)	64,000
Terry Wallock	66,000	(f)	66,000

(a)	Directors are paid an annual retainer of $50,000. Directors also receive a fee of $2,000 for each Board of Directors, Audit and Compensation Committee meeting attended. The chairmen of the Audit and the Compensation Committees also receive annual retainers of $7,500 and $5,000, respectively, plus an additional $500 for each committee meeting they chair.

(b)	Amount consists of $50,000 for board retainer, $28,500 for board meeting fees, $12,000 in other board fees, $10,000 for Special Committee fee, and $7,500 for Audit Committee chair fee. Mr. Bartlett held 25,000 stock options, all of which were vested, at December 31, 2010.

(c)	Amount consists of $50,000 for board retainer, $26,000 for board meeting fees, $12,000 in other board fees, $10,000 for Special Committee fee, and $5,000 for Compensation Committee chair fee. Mr. Brown held 20,000 stock options, all of which were vested, at December 31, 2010.

(d)	Amount consists of $50,000 for board retainer and $8,000 for board meeting fees.

(e)	Amount consists of $50,000 for board retainer and $14,000 for board meeting fees.

(f)	Amount consists of $50,000 for board retainer and $16,000 for board meeting fees. Mr. Wallock held 5,000 stock options, all of which were vested, at December 31, 2010.
Executive Services Agreements with Directors
In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Mr. Brown, and Mr. Wallock. The purpose of the agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Mr. Brown, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2009, no such additional payments were made. The agreements provide for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr. Wallock, May 27, 2006, the agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. By amendment dated November 10, 2008, the Agreement with Mr. Wallock was further amended to comply with Section 409A of the Internal Revenue Code by deleting the right by Mr. Wallock to resign and receive any lump sum payments. Under the amendments health benefits may be continued under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of services.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Messrs. Bartlett and Mr. Brown. No person who served as a member of the Compensation Committee was, during the past fiscal year, an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of the Company served as a member of the Board of Directors or compensation committee of another entity (or other committee of the Board of Directors performing equivalent functions), one of whose executive officers served as a director of the Company.
Compensation Committee Report
We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2010 Form 10-K. Based on such reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth certain information regarding beneficial ownership of the Company’s common stock at March 23, 2011. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company’s common stock shown as beneficially owned by them.
Security Ownership of Certain Beneficial Owners
The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock:

	Number of Shares
Name and Address	Of Common Stock	Percentage Of
Of Beneficial Owner (a)	Beneficially Owned	Class

The Yucaipa Companies and affiliates (b)(c)(d) Overseas Toys, L.P. OA3, LLC Multi-Accounts, LLC Ronald W. Burkle	41,763,668	82.5%

(a)	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 23, 2011, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange

Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock.

(b)	Overseas Toys, L.P. is an affiliate of The Yucaipa Companies. Multi-Accounts, LLC is the sole general partner of Overseas Toys, L.P., and OA3, LLC is the sole managing member of Multi-Accounts, LLC. Ronald W. Burkle is the sole managing member of OA3, LLC. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

(c)	Based on 50,611,879 shares of common stock outstanding as of March 23, 2011.

(d)	The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.
Security Ownership of Management
The following table sets forth information at March 23, 2011, regarding the beneficial ownership of the Company’s common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of March 23, 2011) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company’s directors and persons performing the roles of executive officers as a group:

	Number of Shares
Name and Address	Of Common Stock	Percentage Of
Of Beneficial Owner (a)	Beneficially Owned	Class (b)
Allan I. Brown (c)	1,133,023	2.2%
Joseph W. Bartlett (d)	25,000	*
Greg Mays (e)	10,000	*
Bradford Nugent	—	—
Ira Tochner	—	—
Terrence Wallock (f)	5,000	*
All directors and executive officers as a group (6 persons)	1,173,023	2.3%

*	Represents less than 1%

(a)	The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 5200 W. Century Boulevard, Suite 420, Los Angeles, California, 90045. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 23, 2011, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights.

(b)	Based on 50,611,879 shares of common stock outstanding as of March 23, 2011.

(c)	Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days of March 23, 2011. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares of common stock.

(d)	The 25,000 shares are issuable pursuant to stock options exercisable within 60 days of March 23, 2011.

(e)	The 10,000 shares are issuable pursuant to stock options exercisable within 60 days of March 23, 2011.

(f)	The 5,000 shares are issuable pursuant to stock options exercisable within 60 days of March 23, 2011.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2010, regarding the Company’s 1993 Omnibus Stock Plan (the “1993 Plan”). The Company’s stockholders previously approved the 1993 Plan and all amendments that were subject to stockholder approval. As of December 31, 2010, options to purchase 60,000 shares of common stock were outstanding under the 1993 Plan. The 1993 Plan expired in May 2003, except as to options outstanding.

Number of Shares
of Common Stock
	Number of Shares		Available for
	of Common Stock	Weighted-	Future Issuance
	to be Issued Upon	Average	(excluding those
	Exercise of	Exercise Price	in column (a))
	Outstanding Stock	of Outstanding	Under the Stock
	Options	Stock Options	Option Plans
Plans Approved by Stockholders	60,000	$.26 per share	None
Plans Not Approved by Stockholders	Not applicable	Not applicable	Not applicable
Total	60,000	$.26 per share	None
Item 13. Certain Relationships, Related Transactions and Director Independence
The Board of Directors has determined that Messrs. Bartlett, Brown, and Tochner are “independent” directors, meeting all applicable independence standards promulgated by the SEC, including Rule 10A-3(b)(1) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the National Association of Securities Dealers, Inc. (“NASD”). In making this determination, the Board of Directors affirmatively determined that none of such directors has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Mays, Nugent and Wallock are not independent directors under the independence standards promulgated by the SEC and NASD.
Item 14. Principal Accountant Fees and Services
The following table presents fees, including reimbursement for expenses, for professional services rendered by Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm since October 8, 2010, and BDO USA, LLP (“BDO”), the Company’s former independent registered public accounting firm for the 2009 fiscal year and the year-to-date period until October 8, 2010:

	Fiscal Year
	2010	2009
	(in thousands)
Audit fees (a)	$127	$139
Audit-related fees (b)	—	—
Tax fees (c)	3	35
All other fees (d)	—	—

Total	$130	$174

(a)	Audit fees are related to the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements, and services normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings and engagements. The amount for 2010 consists of fees to EY of $90,000 and fees to BDO of $37,000. The entire amount for 2009 consists of fees to BDO.

(b)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees.

(c)	Tax fees are related to tax compliance, planning, and consulting. The amounts for 2010 and 2009 consist of fees to BDO.

(d)	All other fees are for services other than those reported in the other categories.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Report
     1. Financial Statements:
•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules. Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not applicable, and therefore have been omitted.
(b) Exhibits
     Reference is made to the Exhibit Index, which follows.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer

March 30, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph W. Bartlett Joseph W. Bartlett	Director	March 30, 2011

/s/ Allan I. Brown Allan I. Brown	Director	March 30, 2011

/s/ Greg Mays Greg Mays	Director, Chief Executive Officer, and Chief Financial Officer	March 30, 2011

/s/ Bradford Nugent Bradford Nugent	Director	March 30, 2011

/s/ Ira Tochner Ira Tochner	Director	March 30, 2011

/s/ Terrence Wallock Terrence Wallock	Director	March 30, 2011

EXHIBITS

Exhibit
Number	Description
2.1(4)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

2.2(6)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

2.3(7)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4(7)	Mutual Release Agreement between Cyrk and Simon

2.5(8)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002

2.6(10)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7(10)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(11)	Restated Certificate of Incorporation of the Registrant

3.2(10)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

3.3(5)	Certificate of Designation for Series A Senior Cumulative Participating Convertible Preferred Stock

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(5)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.18(6)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001

10.28(9)	February 7, 2003, letter agreement with Greg Mays regarding 2002 and 2003 compensation

10.29(9)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(10)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(10)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(10)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 23, 2008, and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Simon Worldwide, Inc.
We have audited the accompanying consolidated balance sheet of Simon Worldwide, Inc. as of December 31, 2010, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Worldwide, Inc. at December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.
/s/ Ernst & Young LLP
Los Angeles, California
March 30, 2011

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Simon Worldwide, Inc.
Los Angeles, California
     We have audited the accompanying consolidated balance sheet of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2009 and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simon Worldwide, Inc. and its subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO USA, LLP
Los Angeles, California
March 26, 2010

PART IV — FINANCIAL INFORMATION
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
(in thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,625	$14,765
Prepaid expenses and other current assets	190	155

Total current assets	10,815	14,920
Investments	66	137
Other assets	409	386

Total non-current assets	475	523

	$11,290	$15,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$56
Accrued expenses and other current liabilities	59	152
Liabilities from discontinued operations — current (Note 4)	—	560

Total current liabilities	194	768

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 54,613,949 shares issued at December 31, 2010 and December 31, 2009; 50,611,879 shares outstanding net of 4,002,070 treasury shares at par value at December 31, 2010, and 54,201,080 shares outstanding net of 412,869 treasury shares at par value at December 31, 2009	506	542
Additional paid-in capital	152,083	153,303
Accumulated deficit	(141,500)	(139,171)
Accumulated other comprehensive income	7	1

Total stockholders’ equity	11,096	14,675

	$11,290	$15,443

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009
(in thousands, except per share data)

	2010	2009
Revenue	$—	$—
General and administrative expenses	2,274	2,263

Operating loss from continuing operations	(2,274)	(2,263)
Interest income	45	140
Gain on settlement	—	7
Equity in Yucaipa AEC earnings (loss) (Note 5)	(3)	7

Loss from continuing operations before income taxes	(2,232)	(2,109)
Income tax provision	(4)	—

Net loss from continuing operations	(2,236)	(2,109)
Loss from discontinued operations, net of tax (Note 4)	(93)	(7)

Net loss	$(2,329)	$(2,116)

Loss per share from continuing operations:
Loss per common share — basic and diluted	$(0.05)	$(0.04)

Weighted average shares outstanding — basic and diluted	51,753	54,201

Loss per share from discontinued operations:
Loss per common share — basic and diluted	$—	$—

Weighted average shares outstanding — basic and diluted	51,753	54,201

Net loss per share:
Loss per common share — basic and diluted	$(0.05)	$(0.04)

Weighted average shares outstanding — basic and diluted	51,753	54,201

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years ended December 31, 2010 and 2009
(in thousands)

					Accumulated
	Common	Additional			Other	Total
	Stock	Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	($.01 Par Value)	Capital	Deficit	Income (Loss)	Income (Loss)	Equity
Balance, December 31, 2008	$542	$153,303	$(137,055)		$132	$16,922

Comprehensive loss:
Net loss			(2,116)	$(2,116)		(2,116)
Other comprehensive loss:
Unrealized loss on investments				(131)	(131)	(131)

Comprehensive loss				$(2,247)

Balance, December 31, 2009	$542	$153,303	$(139,171)		$1	$14,675

Repurchase of 3,589,201 shares common stock	(36)	(1,220)				(1,256)

Comprehensive loss:
Net loss			(2,329)	$(2,329)		(2,329)
Other comprehensive loss:
Net unrealized gain on available-for-sale securities				6	6	6

Comprehensive loss				$(2,323)

Balance, December 31, 2010	$506	$152,083	$(141,500)		$7	$11,096

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009
(in thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(2,329)	$(2,116)
Less: Loss from discontinued operations	(93)	(7)

Loss from continuing operations	(2,236)	(2,109)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in Yucaipa AEC loss (earnings)	3	(7)
Gain on settlement	—	(7)
Impairment of investments and other assets	—	3
Change in value of other assets	6	74
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	(35)	375
Accounts payable	79	(69)
Accrued expenses and other current liabilities	(93)	(220)

Cash used by continuing operations	(2,276)	(1,960)
Operating activities from discontinued operations	(608)	65

Net cash used in operating activities	(2,884)	(1,895)

Cash flows from continuing financing activities:
Repurchase of common stock	(1,256)	—

Cash used by continuing financing activities	(1,256)	—
Financing activities from discontinued operations	—	—

Cash used in financing activities	(1,256)	—

Net decrease in cash and cash equivalents	(4,140)	(1,895)
Cash and cash equivalents, beginning of period	14,765	16,660

Cash and cash equivalents, end of period	$10,625	$14,765

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4	$76

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business, Loss of Customers, Resulting Events, and Management’s Plans
Prior to August 2001, the Company, incorporated in Delaware and founded in 1976, had been operating as a multi-national full-service promotional marketing company, specializing in the design and development of high-impact promotional products and sales promotions. The majority of the Company’s revenue was derived from the sale of products to consumer products and services companies seeking to promote their brand names and corporate identities and build brand loyalty. The major client of the Company was McDonald’s Corporation (“McDonald’s”), for whom the Company’s Simon Marketing subsidiary designed and implemented marketing promotions, which included premiums, games, sweepstakes, events, contests, coupon offers, sports marketing, licensing, and promotional retail items. Net sales to McDonald’s and Philip Morris, another significant former client, accounted for 78% and 8%, respectively, of total net sales in 2001.
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
Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2010, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. With no revenues from operations, the Company closely monitors and controls its expenditure within a reasonably predictable range. Cash used by continuing operating activities was $2.3 million and $2 million in the years ended December 31, 2010 and 2009, respectively. The Company incurred losses within its continuing operations in 2010 and continues to incur losses in 2011 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at December 31, 2010 to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.
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

Stock-Based Compensation
At December 31, 2010, the Company had one stock-based compensation plan. In accordance with Accounting Standards Codification (“ASC”) 718-10-30, the Company accounts for awards of equity instruments at their grant date fair value with the stock-based compensation cost expensed ratably on a straight-line basis over the requisite service period. There were no employee stock-based awards granted or vested during 2010 and 2009.
Concentration of Credit Risk
The Company places its cash and cash equivalent in what it believes to be credit-worthy financial institutions. However, cash and cash equivalent balances exceed FDIC insured levels at various times during the year.
Financial Instruments
The carrying amounts of cash equivalents, accounts payable, and accrued liabilities approximate their fair values.
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments, which have original maturities at the date of purchase of three-months or less.
Investments
The Company accounts for its investment in Yucaipa AEC Associates using the equity method in accordance with ASC 272-10, “Limited Liability Entities.”
Certain investments are designated as available-for-sale in accordance with the provisions primarily codified under ASC 320-10-25, “Investments—Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income component of stockholders’ equity. These investments are included in other assets in the accompanying consolidated balance sheets.
Investments for which there are no readily available market values whereby the Company does not have significant influence, are accounted for under the cost method in accordance with ASC 325-20, “Investments—Other,” and carried at the lower of cost or estimated fair value when evidence of other than temporary impairment exists. The Company assesses on a periodic basis whether declines in fair value of investments below their cost are other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the other than temporary impairment is included in earnings. Factors used by the Company to determine whether an other than temporary impairment occurred include such factors as current results, trends and future prospects of the investee, general market conditions, and other economic factors. These investments are presented as part of the investment line item in the consolidated balance sheets.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes,” which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. A valuation allowance is recognized if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.
The Company records liabilities related to uncertain tax positions in accordance with ASC 740, which provides guidance in accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for a tax position taken and expected to be taken in a tax return. For tax benefits to be recognized under ASC 740, a tax position must be more likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company does not have a liability for unrecognized tax benefits at December 31, 2010 and 2009, respectively.

Earnings (Loss) Per Common Share
Earnings (loss) per common share have been determined in accordance with the provisions of ASC 260-10, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation (see Note 11).
Recently Issued Accounting Standards
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, an amendment of FASB Accounting Standards CodificationTM (“ASC”) Topic 855 “Subsequent Events.” Although Securities and Exchange Commission (“SEC”) filers are still required to evaluate subsequent events through the date their financial statements are issued, ASU No. 2010-09 removes the requirement that SEC filers disclose in their financial statements the date through which subsequent events have been evaluated. The standard was effective upon issuance for filings after February 24, 2010. The adoption of ASU No. 2010-09 by the Company did not have a material effect on the Company’s consolidated statements of financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring new disclosures regarding significant transfers in and out of Levels 1 and 2 of the fair value hierarchy as well as disclosure of certain activity in Level 3 measurements. ASU 2010-06 also clarifies disclosures regarding the required level of disaggregation for each class of assets and liabilities and disclosures regarding inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of certain activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new disclosures and clarifications of existing disclosures effective for interim and annual reporting periods beginning after December 15, 2009, did not have a material effect on the Company’s consolidated statements of financial position of results of operations. The Company does not expect the remaining provisions of ASU 2010-06 that became effective on January 1, 2011, to have a material effect on the Company’s consolidated statements of financial position or results of operations.
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
4. Discontinued Operations
As discussed in Note 1, by April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. As of December 31, 2010 and 2009, the Company had total liabilities within its discontinued operations totaling $0 and $0.6 million, respectively.
In October 2010, the Company settled the remaining liability in its discontinued operations which was a post-employment obligation dating back to the Company’s decision to discontinue its marketing operations. The Company used cash from continuing operations of $0.6 million to satisfy this obligation. The Company had planned to use the cash surrender value (CSV) associated with the post-employment obligation to settle the liability. The terms of the settlement agreement entitle the Company to the CSV in future periods. As of December 31, 2010 and 2009, the Company has reclassified the CSV totaling $0.4 million from discontinued operations into other noncurrent assets in continuing operations.
Net loss from discontinued operations for the years ended December 31, 2010 and 2009, as disclosed in the accompanying consolidated financial statements, consists of the following:

	2010	2009

Net sales	$—	$—
Cost of sales	—	—

Gross profit	—	—

General and administrative expenses	93	40
Gain on settlements	—	(33)

Operating loss	(93)	(7)

Interest income	—	—

Net loss from discontinued operations	(93)	(7)
Income tax provision	—	—

Net loss	$(93)	$(7)

General and Administrative Expenses
There were approximately $93,000 and $40,000 of general and administrative expenses during 2010 and 2009, respectively. The amount for 2010 and 2009 related to a post-employment obligation dating back to the Company’s decision to discontinue its marketing operations.
Gain on Settlement of Obligations
During 2009, gain on settlements totaled approximately $33,000 which was attributable to amounts collected related to a note receivable the balance of which had been subsequently written off due to uncollectibility.
The note receivable related to a January 31, 2006, Settlement Agreement and Mutual General Release between the Company and Cyrk, Inc. (“Cyrk”) pursuant to which Cyrk agreed to pay $1.6 million to the Company, of which $435,000 was paid on or before March 1, 2006, and the balance was payable, pursuant to a subordinated note (the “New Subordinated Note”), in forty-one (41) approximately equal consecutive monthly installments beginning April 1, 2006. Through September 30, 2008, the Company had collected $1.3 million from Cyrk under the New Subordinated Note. Cyrk did not make a timely payment on September 1, 2008, and has made no payments since under the terms of the New Subordinated Note. A reserve was recorded for the remaining balance of the New Subordinated Note. Subsequently, the Company was able to recover $33,000 as noted above.
5. Investments
YUCAIPA AEC ASSOCIATES
At December 31, 2010, the Company held an investment in Yucaipa AEC, a limited liability company that is controlled by The Yucaipa Companies. The Company owns 18.23% of and has significant influence over Yucaipa AEC and, accordingly, accounts for its investment under the equity method. The Company recognized its share in the other comprehensive income (loss) of Yucaipa AEC through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity.
The carrying value of the Company’s investment in Yucaipa AEC totals approximately $7,000 at December 31, 2010, and is included in the investments line item in the consolidated balance sheets.
OTHER INVESTMENTS
In the past, with its excess cash, the Company had made strategic and venture investments in a portfolio of privately held companies. These investments were in technology and internet related companies that are at varying stages of development, and are intended to provide the Company with an expanded technology and internet presence, to enhance the Company’s position at the leading edge of e-business, and to provide venture investment returns. These companies in which the Company has invested are subject to all the risks inherent in technology and the internet. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks.

The Company holds investments in available-for-sale equity securities with their fair values of approximately $26,000 and $19,000 at December 31, 2010 and 2009, respectively, which are included in the other assets in the accompanying consolidated balance sheets. The cost basis in our available-for-sale securities was approximately $21,000 at December 31, 2010 and 2009. Total unrealized in accumulated other comprehensive income approximated $6,000 at December 31, 2010. These investments are recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).
At December 31, 2010 and 2009, the Company held a cost method investment in the equity securities of a technology related company, which is privately-held, totaling $59,000 and $127,000, respectively. Periodically, the Company assesses whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the other than temporary impairment is included in earnings. During 2010, no significant changes that would have a material adverse effect on our investment arose and no other-than-temporary impairment. Due to the cost and effort involved with determining the fair value of its investment in this privately-held, technology company, the Company determined that it is not practicable to estimate fair value,
6. Lease Obligations and Other Commercial Commitments
The approximate minimum rental commitments under all noncancelable leases at December 31, 2010, totaled approximately $49,000, which are due in 2011.
For the years ended December 31, 2010 and 2009 rental expense for all operating leases included within continuing operations was approximately $64,000 and $70,000, respectively. There was no rental expense for operating leases within discontinued operations during 2010 and 2009. Rent is charged to operations on a straight-line basis.
The Company also has a letter of credit totaling approximately $36,000 at December 31, 2010, which supports the Company’s periodic payroll obligations and is considered restricted.

7. Income Taxes
The Company had a current state provision for income taxes of $4,000 for 2010. The Company had no provision or benefit for income taxes for 2009.
The Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $34.6 million and $36.2 million is required at December 31, 2010 and 2009, respectively. The decrease in valuation allowance is primarily due to a reduction of the other asset reserves. The reduction is partially offset by an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2010 and 2009, were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating losses	$27,989	$26,476
Capital losses	6,201	6,599
Other asset reserves	2,261	4,965
AMT credit	649	649
Deferred compensation	48	49

Total deferred tax assets	37,148	38,738
Valuation allowance	(34,604)	(36,223)

	2,544	2,515
Deferred tax liabilities:
Depreciation	—	(1)

State deferreds	(2,544)	(2,514)

Total deferred tax liabilities	(2,544)	(2,515)

Net deferred taxes	$—	$—

As of December 31, 2010, the Company had federal and state NOLs of approximately $70.2 million and $46.7 million, respectively. The federal NOLs will begin to expire in 2022 through 2031 and the state NOLs begin to expire in 2012 through 2031. In connection with the September, 18, 2008, recapitalization of the Company, the Company completed a review of any potential limitation on the use of its NOLs under Section 382 of the Internal Revenue Code. Because of our current lack of operations, we have established a valuation allowance for the entire amount of federal and state NOLs as it is unlikely that we can realize these deferred tax benefits in the future. Based on such review, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses.
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	2010	2009
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	38.5	37.8
Life insurance	1.4	2.0
Minimum tax	0.1	—

	0.2%	0.0%

8. Accrued Expenses and Other Current Liabilities
At December 31, 2010 and 2009, accrued expenses and other current liabilities consisted of the following:

	Discontinued		Continuing
	Operations		Operations		Total
	As of December 31,
	2010	2009	2010	2009	2010	2009
			(in thousands)
Accrued payroll, related items and deferred compensation	$—	$—	$38	$34	$38	$34
Professional and other service providers	—	—	10	118	10	118
Post-employment obligation	—	560	—	—	—	560
Franchise tax payable	—	—	11	—	11	—

	$—	$560	$59	$152	$59	$712

9. Stock Plan
1993 Omnibus Stock Plan
Under its 1993 Omnibus Stock Plan, as amended (the “Omnibus Plan”), the Company reserved up to 3,000,000 shares of its common stock for issuance pursuant to the grant of incentive stock options, nonqualified stock options, or restricted stock. The Omnibus Plan is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the Omnibus Plan, the Compensation Committee had the authority to select the optionees or restricted stock recipients and determine the terms of the options or restricted stock granted, including: (i) the number of shares; (ii) the exercise period (which may not exceed ten years); (iii) the exercise or purchase price (which in the case of an incentive stock option cannot be less than the market price of the common stock on the date of grant); (iv) the type and duration of options or restrictions, limitations on transfer, and other restrictions; and (v) the time, manner, and form of payment.
Generally, an option is not transferable by the option holder except by will or by the laws of descent and distribution. Also, generally, no incentive stock option may be exercised more than 60 days following termination of employment. However, in the event that termination is due to death or disability, the option is exercisable for a maximum of 180 days after such termination.
Options granted under this plan generally become exercisable in three equal installments commencing on the first anniversary of the date of grant. Options granted during 2003 became exercisable in two equal installments commencing on the first anniversary of the date of grant. As the Omnibus Plan terminated in May 2003 except as to options outstanding at that time, no further options were granted under the plan.

The following summarizes the status of the Company’s incentive stock options as of December 31, 2010 and 2009 and changes for the years then ended:

	2010		2009
		Weighted		Weighted
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at the beginning of year	65,000	$0.92	100,000	$2.59
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(5,000)	8.81	35,000	5.69

Outstanding at end of year	60,000	0.26	65,000	0.92

Options exercisable at year-end	60,000	0.26	65,000	0.92

Options available for future grant	—		—

Weighted average fair value of options granted during the year	Not applicable		Not applicable
The following table summarizes information about stock options outstanding at December 31, 2010:

			Options Outstanding and Exercisable
				Weighted
				Average
Range of			Number	Remaining	Weighted	Aggregate
Exercise			Outstanding and	Contractual	Average	Intrinsic
Prices			Exercisable	Life	Price	Value

$0.01	-	$1.00	55,000	2.35	$0.10	$8,250
$1.01	-	$2.00	5,000	0.24	2.00	—

$0.01	-	$2.00	60,000	2.17	$0.26

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.25 on December 31, 2010.
10. Related Party Transactions
On June 11, 2008, the Company entered into the Recapitalization Agreement with Overseas Toys, an affiliate of The Yucaipa Companies, the former holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock was converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion.
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
On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. The shares are held by the Company as treasury stock resulting in 50,611,879 shares outstanding as of December 31, 2010.
On December 10, 2010, Overseas Toys consummated a tender offer to purchase all shares of the Company’s common stock that it did not already own. As such, the officers of the Company were not required to dissolve and liquidate the Company as would have been required under the Recapitalization Agreement if such tender offer had not been consummated.

11. Earnings per Share Disclosure
The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings Per Share (“EPS”) computation for income (loss) available to common stockholders and other related disclosures required by ASC 260-10.
The following disclosures present the computation of basic and diluted earnings per share for 2010 and 2009:

	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS:
Loss from continuing operations	$(2,236)	51,752,557	$(0.05)	$(2,109)	54,201,080	$(0.04)

Loss from discontinued operations	$(93)	51,752,557	$—	$(7)	54,201,080	$—

Net loss	$(2,329)	51,752,557	$(0.05)	$(2,116)	54,201,080	$(0.04)

In addition, for the years ended December 31, 2010 and 2009, 61,233 and 70,671, weighted average shares, respectively, related to stock options exercisable, were not included in the computation of diluted EPS because to do so would have been antidilutive.