Form 10-Q
period 2011-03-31
SIMON WORLDWIDE INC
filed 2011-05-16
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At May 6, 2011, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,225	$10,625
Prepaid expenses and other current assets	103	190

Total current assets	10,328	10,815
Investments	66	66
Other assets	414	409

Total non-current assets	480	475

	$10,808	$11,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$159	$135
Accrued expenses and other current liabilities	44	59

Total current liabilities	203	194

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 50,611,879 shares issued and outstanding net of 4,002,070 treasury shares at par value at March 31, 2011, and December 31, 2010	506	506
Additional paid-in capital	152,083	152,083
Deficit	(141,990)	(141,500)
Accumulated other comprehensive income	6	7

Total stockholders’ equity	10,605	11,096

	$10,808	$11,290

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2011	2010
Revenue	$—	$—
General and administrative expenses	499	605

Operating loss	(499)	(605)
Interest income	8	17

Loss before income taxes	(491)	(588)
Income tax provision	1	—

Net loss	$(490)	$(588)

Net loss per share — basic and diluted:
Loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	50,612	54,201

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2011	2010

Net loss	$(490)	$(588)

Other comprehensive loss:
Unrealized loss on investments	(1)	—

Comprehensive loss	$(491)	$(588)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(490)	$(588)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash asset charge	(6)	15
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	87	39
Accounts payable	24	113
Accrued expenses and other current liabilities	(15)	(37)

Net cash used in operating activities	(400)	(458)

Net cash provided by investing activities	—	—

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(400)	(458)
Cash and cash equivalents, beginning of period	10,625	14,765

Cash and cash equivalents, end of period	$10,225	$14,307

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$1

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company” or “Simon”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
The operating results for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.
2. Absence of Operating Business
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of March 31, 2011, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
With no revenues from operations, the Company closely monitors and controls its expenditure within a reasonably predictable range. Cash used by continuing operating activities was $2.3 million and $2 million in the years ended December 31, 2010 and 2009, respectively. The Company continues to incur losses in 2011 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at March 31, 2011 to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.
The Company has federal net operating loss carryforwards (“NOLs”) of approximately $70.8 million and state NOLs of approximately $47.2 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. Because of its current lack of operations, the Company has established a valuation allowance for the entire amount of federal and state NOLs as it is unlikely that the Company can realize these deferred tax benefits in the future.

3. Discontinued Operations
By April 2002, the Company had effectively eliminated a majority of its on-going promotions business operations. Accordingly, the discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. As of March 31, 2011, and December 31, 2010, the Company had no liabilities within its discontinued operations.
In October 2010, the Company settled the remaining liability in its discontinued operations which was a post-employment obligation dating back to the Company’s decision to discontinue its marketing operations. The Company used cash from continuing operations of $0.6 million to satisfy this obligation. The Company had planned to use the cash surrender value (CSV) associated with the post-employment obligation to settle the liability. The terms of the settlement agreement entitle the Company to the CSV in future periods. As of March 31, 2011, and December 31, 2010, the Company has reclassified the CSV totaling $0.4 million from discontinued operations into other noncurrent assets in continuing operations.
The Company had no income or loss from discontinued operations for the three months ended March 31, 2011 and 2010.
4. Long-term Investments
YUCAIPA AEC ASSOCIATES
At March 31, 2011, the Company held an investment in Yucaipa AEC, a limited liability company that is controlled by The Yucaipa Companies. The Company owns 18.23% of and has significant influence over Yucaipa AEC and, accordingly, accounts for its investment under the equity method.
The carrying value of the Company’s investment in Yucaipa AEC totals approximately $7,000 at March 31, 2011, and December 31, 2010, and is included in the investments line item in the consolidated balance sheets.
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
The Company holds an investment in available-for-sale equity securities with a fair value of approximately $25,000 and $26,000 at March 31, 2011, and December 31, 2010, respectively, which is included in the other assets in the accompanying consolidated balance sheets. The cost basis in our available-for-sale securities was approximately $21,000 at March 31, 2011 and December 31, 2010. Total unrealized gain in accumulated other comprehensive income approximated $6,000 at March 31, 2011. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

At March 31, 2011, and December 31, 2010, the Company held a cost method investment in the equity securities of a technology related company, which is privately-held, totaling $59,000. Periodically, the Company assesses whether this investment has been other-than-temporarily impaired by considering factors such as trends and future prospects of the investee, ability to pay dividends annually, general market conditions, and other economic factors. When a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the other than temporary impairment is included in earnings. During 2011, no significant changes that would have a material adverse effect on our investment arose and, thus, no other-than-temporary impairment was recorded in the three-month periods ended March 31, 2011 and 2010. Due to the cost and effort involved with determining the fair value of its investment in this privately-held, technology company, the Company determined that it is not practicable to estimate fair value.
5. Earnings Per Share
The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 50,611,879 and 54,201,080 weighted average shares outstanding for the three months ended March 31, 2011 and 2010, respectively. In addition, there were 59,944 and 65,000 weighted average shares related to stock options exercisable for the three months ended March 31, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a net loss for each period presented.
On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. The shares are held by the Company as treasury stock resulting in 50,611,879 shares outstanding at December 31, 2010 and March 31, 2011.

6. Income Taxes
The Company had a current state benefit for income taxes of $1,000 for the three months ended March 31, 2011. The Company had no provision or benefit for income taxes for the three months ended March 31, 2010.
As required by ASC 740-10, “Income Taxes,” the Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $34.8 million and $34.6 million is required at March 31, 2011, and December 31, 2010, respectively. The increase in valuation allowance is primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of March 31, 2011, and December 31, 2010, were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$28,231	$27,989
Capital losses	6,201	6,201
Other asset reserves	2,261	2,261
AMT credit	649	649
Accrued expenses	19	48

Total deferred tax assets	37,361	37,148
Valuation allowance	(34,802)	(34,604)

	2,559	2,544

Deferred tax liabilities:
State deferreds	(2,559)	(2,544)

Total deferred tax liabilities	(2,559)	(2,544)

Net deferred taxes	$—	$—

As of March 31, 2011, the Company had federal and state NOLs of approximately $70.8 million and $47.2 million, respectively. The federal NOLs will begin to expire in 2022 through 2031 and the state NOLs begin to expire in 2012 through 2031. In connection with the September, 18, 2008, recapitalization of the Company, the Company completed a review of any potential limitation on the use of its NOLs under Section 382 of the Internal Revenue Code. Because of our current lack of operations, we have established a valuation allowance for the entire amount of federal and state NOLs as it is unlikely that we can realize these deferred tax benefits in the future. Based on such review, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses.
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	March 31,
	2011	2010
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	40.3	38.8
Permanent differences	(0.5)	1.0
Other	(0.1)	—

	(0.1)%	—%

7. Subsequent Events
The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded there were no subsequent events that required recognition or disclosure.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2011, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
Forward-Looking Statements and Associated Risks
From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the Company’s December 31, 2010, Form 10-K for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.
General
Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald’s Corporation (“McDonald’s”), the Company’s principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald’s promotional games administered by the Company. Other customers also terminated their relationships with the Company.
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of March 31, 2011, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.
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
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful. Considering our current cash position of $10.2 million at March 31, 2011 and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010
The Company generated no sales or gross profits during the three months ended March 31, 2011 and 2010.
General and administrative expenses totaled $0.5 million during the three months ended March 31, 2011, compared to $0.6 million during the same period of the prior year. The decrease is primarily due to a reduction in professional services expenses.
LIQUIDITY AND CAPITAL RESOURCES
Working capital was $10.1 million and $10.6 million at March 31, 2011, and December 31, 2010, respectively.
Net cash used in operating activities during the three months ended March 31, 2011, totaled $.4 million primarily due to a loss partially offset by a net change in working capital items. Net cash used in operating activities during the three months ended March 31, 2010, totaled $.5 million primarily due to a net loss partially offset by a net change in working capital items.
There were no investing or financing activities during the three months ended March 31, 2011 and 2010.
The Company has a letter of credit totaling approximately $36,000 at March 31, 2011, which supports the Company’s periodic payroll obligations and is considered restricted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2011, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 4T. CONTROLS AND PROCEDURES
Not applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business, subject to the changes and the addition of the new risk factors set forth below. The risks described below and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
2.1(4)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

2.2(6)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

2.3(7)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4(7)	Mutual Release Agreement between Cyrk and Simon

2.5(8)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002

2.6(10)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7(10)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(11)	Restated Certificate of Incorporation of the Registrant

3.2(10)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

Exhibit Number	Description
4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(5)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.18(6)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001

10.28(9)	February 7, 2003, letter agreement with Greg Mays regarding 2002 and 2003 compensation

10.29(9)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(10)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(10)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(10)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 23, 2008, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)