Form 10-Q
period 2011-06-30
SIMON WORLDWIDE INC
filed 2011-08-15
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At August 5, 2011, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,874	$10,625
Prepaid expenses and other current assets	70	190

Total current assets	9,944	10,815
Investments	7	66
Other assets	398	409

Total non-current assets	405	475

	$10,349	$11,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$121	$135
Accrued expenses and other current liabilities	35	59

Total current liabilities	156	194

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 50,611,879 shares issued and outstanding net of 4,002,070 treasury shares at par value at June 30, 2011 and December 31, 2010	506	506
Additional paid-in capital	152,083	152,083
Deficit	(142,401)	(141,500)
Accumulated other comprehensive income	5	7

Total stockholders’ equity	10,193	11,096

	$10,349	$11,290

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$—
General and administrative expenses	433	528	932	1,134

Operating loss from continuing operations	(433)	(528)	(932)	(1,134)
Interest income	7	13	15	31
Other income, net	15	2	15	2

Loss from continuing operations before income taxes	(411)	(513)	(902)	(1,101)
Income tax benefit	—	—	1	—

Net loss from continuing operations	(411)	(513)	(901)	(1,101)
Loss from discontinued operations, net of tax	—	(27)	—	(27)

Net loss	$(411)	$(540)	$(901)	$(1,128)

Loss per share from continuing operations:
Loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding — basic and diluted	50,612	51,637	50,612	52,912

Loss per share from discontinued operations:
Loss per common share — basic and diluted	$—	$—	$—	$—

Weighted average shares outstanding — basic and diluted	50,612	51,637	50,612	52,912

Net loss per share:
Loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding — basic and diluted	50,612	51,637	50,612	52,912

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net loss	$(411)	$(540)	$(901)	$(1,128)

Other comprehensive loss:
Unrealized loss on investments	(1)	(1)	(2)	(1)

Comprehensive loss	$(412)	$(541)	$(903)	$(1,129)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(901)	$(1,128)
Less: Loss from discontinued operations	—	(27)

Loss from continuing operations	(901)	(1,101)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment	(14)	—
Charge for impaired investment	—	1
Non-cash asset charge	8	53
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	120	70
Accounts payable	(14)	58
Accrued expenses and other current liabilities	(23)	(17)

Cash used by continuing operations	(824)	(936)
Operating activities from discontinued operations	—	(27)

Net cash used in operating activities	(824)	(963)

Net cash provided by investing activities:
Proceeds from sale of investment	73	—

Cash provided by investing activities	73	—

Cash flows from financing activities:
Payment to reacquire common stock	—	(1,256)

Cash used in financing activities	—	(1,256)

Net decrease in cash and cash equivalents	(751)	(2,219)
Cash and cash equivalents, beginning of period	10,625	14,765

Cash and cash equivalents, end of period	$9,874	$12,546

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$4

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
The operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.
Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.
ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company does not expect its adoption will have a material effect on the Company’s consolidated statements of financial position or results of operations.

2. Absence of Operating Business
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of June 30, 2011, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by continuing operating activities was $2.3 million and $2 million in the years ended December 31, 2010 and 2009, respectively. The Company continues to incur losses in 2011 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at June 30, 2011 to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.
As of December 31, 2010, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $70.2 million and state NOLs of approximately $46.7 million that may, subject to applicable tax rules, be used to reduce certain income tax obligations in the future. Because of its current lack of operations, the Company has established a valuation allowance for the entire amount of federal and state NOLs as it is unlikely that the Company can realize these deferred tax benefits in the future.
3. Discontinued Operations
The discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. As of June 30, 2011, and December 31, 2010, the Company had no liabilities within its discontinued operations.
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
The Company had a loss from discontinued operations totaling $27,000 for the three and six months ended June 30, 2010.
4. Long-term Investments
YUCAIPA AEC ASSOCIATES
At June 30, 2011, the Company held an investment in Yucaipa AEC, a limited liability company that is controlled by The Yucaipa Companies. The Company owns 18.23% of and has significant influence over Yucaipa AEC and, accordingly, accounts for its investment under the equity method.
The carrying value of the Company’s investment in Yucaipa AEC totals approximately $7,000 at June 30, 2011, and December 31, 2010, respectively, and is included in the investments line item in the consolidated balance sheets.
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
The Company holds an investment in available-for-sale equity securities with a fair value of approximately $23,000 and $26,000 at June 30, 2011, and December 31, 2010, respectively, which is included in the other assets in the accompanying consolidated balance sheets. The cost basis in our available-for-sale securities was approximately $21,000 at June 30, 2011 and December 31, 2010. Total unrealized gain in accumulated other comprehensive income approximated $5,000 at June 30, 2011. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).
At December 31, 2010, the Company held a cost method investment in the equity securities of a technology related company, which is privately-held, totaling $59,000. During June 2011, the Company redeemed its entire interest in this investment and, accordingly, the balance of such investment at June 30, 2011 is $0.
5. Earnings Per Share
The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 50,611,879 and 51,637,365 weighted average shares outstanding for the three months ended June 30, 2011 and 2010, respectively, and 50,611,879 and 52,912,140 weighted average shares outstanding for the six months ended June 30, 2011 and 2010, respectively. In addition, there were 55,000 and 60,000 weighted average shares related to stock options exercisable for the three months ended June 30, 2011 and 2010, respectively, and 56,648 and 62,486 weighted average shares related to stock options exercisable for the six months ended June 30, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a net loss for each period presented.
On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. The shares are held by the Company as treasury stock resulting in 50,611,879 shares outstanding at June 30, 2011 and December 31, 2010.

6. Income Taxes
The Company had a current state benefit for income taxes of $0 and $1,000 for the three and six months ended June 30, 2011, respectively. The Company had no provision or benefit for income taxes for the three and six months ended June 30, 2010.
The Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $35.0 million and $34.6 million is required at June 30, 2011, and December 31, 2010, respectively. The increase in valuation allowance is primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of June 30, 2011, and December 31, 2010, were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$28,407	$27,989
Capital losses	6,201	6,201
Other asset reserves	2,261	2,261
AMT credit	649	649
Accrued expenses	10	48

Total deferred tax assets	37,528	37,148
Valuation allowance	(34,957)	(34,604)

	2,571	2,544

Deferred tax liabilities:
State deferreds	(2,571)	(2,544)

Total deferred tax liabilities	(2,571)	(2,544)

Net deferred taxes	$—	$—

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
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	June 30,
	2011	2010
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	39.5	37.0
Permanent differences	0.4	2.8
Other	(0.1)	—

	0.0%	0.0%

7. Subsequent Events
The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded there were no subsequent events that required recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2011, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of June 30, 2011, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.
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
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful. Considering our current cash position of $9.9 million at June 30, 2011 and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010
The Company generated no sales or gross profits in continuing operations during the three months ended June 30, 2011 and 2010.
General and administrative expenses totaled $0.4 million during the three months ended June 30, 2011, compared to $0.5 million during the same period of the prior year. The decrease is primarily due to a reduction in value of a cash surrender value related asset associated with a post-employment obligation of a former employee.
Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010
The Company generated no sales or gross profits during the six months ended June 30, 2011 and 2010.
General and administrative expenses totaled $0.9 million during the six months ended June 30, 2011, compared to $1.1 million during the same period of the prior year. The decrease is primarily due to a reduction in legal fees.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010
The Company had no discontinued operations during the three months ended June 30, 2011 but did incur a loss of $27,000 from discontinued operations during the three months ended June 30, 2010.
The Company generated no sales or gross profits in discontinued operations during the three months ended June 30, 2010.
General and administrative expenses totaled $27,000 during the three months ended June 30, 2010, which related to charges for a post-employment obligation.
Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010
The Company had no discontinued operations during the six months ended June 30, 2011 but did incur a loss of $27,000 from discontinued operations during the six months ended June 30, 2010.
The Company generated no sales or gross profits during the six months ended June 30, 2010.
General and administrative expenses totaled $27,000 during the six months ended June 30, 2010, which related to charges for a post-employment obligation.
LIQUIDITY AND CAPITAL RESOURCES
Working capital was $9.8 million and $10.6 million at June 30, 2011, and December 31, 2010, respectively.
Net cash used in operating activities during the six months ended June 30, 2011, totaled $0.8 million primarily due to a net loss in operating activities partially offset by a net change in working capital items. Net cash used in operating activities during the six months ended June 30, 2010, totaled $0.9 million primarily due to a net loss in operating activities partially offset by a net change in working capital items.
Net cash received from investing activities from investing activities during the six months ended June 30, 2011, totaled $73,000 which related to the sale of one of the Company’s equity investments. There were no investing activities during the six months ended June 30, 2010.
There were no financing activities during the six months ended June 30, 2011. There were cash outflows from financing activities of $1.3 million during the six months ended June 30, 2010, as the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220, on April 26, 2010. The shares are held by the Company as treasury stock.

The Company has a letter of credit totaling approximately $36,000 at June 30, 2011, which supports the Company’s periodic payroll obligations and is considered restricted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2011, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
Number	Description
2.1(4)	Securities Purchase Agreement dated September 1, 1999, between the Registrant and Overseas Toys, L.P.

2.2(6)	Purchase Agreement between the Company and Rockridge Partners, Inc., dated January 20, 2001, as amended by Amendment No. 1 to the Purchase Agreement, dated February 15, 2001

2.3(7)	March 12, 2002, Letter Agreement between Cyrk and Simon, as amended by Letter Agreement dated as of March 22, 2002

2.4(7)	Mutual Release Agreement between Cyrk and Simon

2.5(8)	Letter Agreement Between Cyrk and Simon, dated December 20, 2002

2.6(10)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7(10)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(11)	Restated Certificate of Incorporation of the Registrant

3.2(10)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

4.1(1)	Specimen certificate representing Common Stock

Exhibit
Number	Description
10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(5)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.18(6)	Subordinated Promissory Note by Rockridge Partners, Inc. in favor of the Company dated February 15, 2001

10.28(9)	February 7, 2003, letter agreement with Greg Mays regarding 2002 and 2003 compensation

10.29(9)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(10)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(10)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(10)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated September 1, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Report on Form 8-K dated February 15, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s original Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002, and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Report on Form 10-K/A for the year ended December 31, 2001, filed on April 18, 2003, and incorporated herein by reference.

(9)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

(11)	Filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 23, 2008, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)