Form 10-Q
period 2011-09-30
SIMON WORLDWIDE INC
filed 2011-11-14
CIK 864264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-21878
SIMON WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3081657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
18952 MACARTHUR BOULEVARD, IRVINE, CALIFORNIA 92612
(Address of principal executive offices)
(949) 251-4660
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
At November 7, 2011, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SIMON WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,472	$10,625
Prepaid expenses and other current assets	40	190

Total current assets	9,512	10,815
Investments	5	66
Other assets	315	409

Total non-current assets	320	475

	$9,832	$11,290

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$142	$135
Accrued expenses and other current liabilities	34	59

Total current liabilities	176	194

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 50,611,879 shares issued and outstanding net of 4,002,070 treasury shares at par value at September 30, 2011 and December 31, 2010	506	506
Additional paid-in capital	152,083	152,083
Deficit	(142,935)	(141,500)
Accumulated other comprehensive income	2	7

Total stockholders’ equity	9,656	11,096

	$9,832	$11,290

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 (in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$—
General and administrative expenses	537	392	1,470	1,525
Operating loss from continuing operations	(537)	(392)	(1,470)	(1,525)

Interest income	5	12	21	42
Investment income	—	—	15	2
Equity in Yucaipa AEC loss	(2)	(2)	(2)	(2)

Loss from continuing operations before income taxes	(534)	(382)	(1,436)	(1,483)
Income tax (provision) benefit	—	(4)	1	(4)

Net loss from continuing operations	(534)	(386)	(1,435)	(1,487)
Loss from discontinued operations, net of tax	—	(66)	—	(93)

Net loss	$(534)	$(452)	$(1,435)	$(1,580)

Loss per share from continuing operations:
Loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding — basic and diluted	50,612	50,612	50,612	52,137

Loss per share from discontinued operations:
Income per common share — basic and diluted	$—	$—	$—	$—

Weighted average shares outstanding — basic and diluted	50,612	50,612	50,612	52,137

Net loss per share:
Loss per common share — basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding — basic and diluted	50,612	50,612	50,612	52,137

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)
(in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net loss	$(534)	$(452)	$(1,435)	$(1,580)

Other comprehensive loss:
Unrealized (loss) gain on investments	(3)	8	(5)	7

Comprehensive loss	$(537)	$(444)	$(1,440)	$(1,573)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(in thousands)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,435)	$(1,580)
Less: Loss from discontinued operations	—	(93)

Loss from continuing operations	(1,435)	(1,487)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in Yucaipa AEC loss	2	2
Gain on sale of investment	(14)	—
Charge for impaired investment	—	1
Non-cash asset charge	89	2
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	150	111
Accounts payable	7	69
Accrued expenses and other current liabilities	(25)	5

Cash used by continuing operations	(1,226)	(1,297)
Operating activities from discontinued operations	—	(55)

Net cash used in operating activities	(1,226)	(1,352)

Net cash provided by investing activities:
Proceeds from sale of investment	73	—

Cash provided by investing activities	73	—

Cash flows from financing activities:
Payment to reacquire common stock	—	(1,256)

Cash used in financing activities	—	(1,256)

Net decrease in cash and cash equivalents	(1,153)	(2,608)
Cash and cash equivalents, beginning of period	10,625	14,765

Cash and cash equivalents, end of period	$9,472	$12,157

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$4

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
The operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.
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

2. Absence of Operating Business
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of September 30, 2011, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.
With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by continuing operating activities was $2.3 million and $2 million in the years ended December 31, 2010 and 2009, respectively. The Company continues to incur losses in 2011 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at September 30, 2011 to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.
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
3. Discontinued Operations
The discontinued activities of the Company have been classified as discontinued operations in the accompanying condensed consolidated financial statements. As of September 30, 2011, and December 31, 2010, the Company had no liabilities within its discontinued operations.
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
The Company had a loss from discontinued operations totaling $66,000 and $93,000 for the three and nine months ended September 30, 2010.
4. Long-term Investments
YUCAIPA AEC ASSOCIATES
At September 30, 2011, the Company held an investment in Yucaipa AEC, a limited liability company that is controlled by The Yucaipa Companies. The Company owns 18.23% of and has significant influence over Yucaipa AEC and, accordingly, accounts for its investment under the equity method.
The carrying value of the Company’s investment in Yucaipa AEC totals approximately $5,000 and $7,000 at September 30, 2011, and December 31, 2010, respectively, and is included in the investments line item in the consolidated balance sheets.
OTHER INVESTMENTS
The Company holds an investment in available-for-sale equity securities with a fair value of approximately $21,000 and $26,000 at September 30, 2011, and December 31, 2010, respectively, which is included in the other assets in the accompanying consolidated balance sheets. The cost basis in our available-for-sale securities was approximately $19,000 at September 30, 2011 and December 31, 2010. Total unrealized gain in accumulated other comprehensive income approximated $2,000 at September 30, 2011. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).
At December 31, 2010, the Company held a cost method investment in the equity securities of a technology related company, which is privately-held, totaling $59,000. During June 2011, the Company redeemed its entire interest in this investment and, accordingly, the balance of such investment at September 30, 2011 is $0.
5. Earnings Per Share
The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 50,611,879 weighted average shares outstanding for the three months ended September 30, 2011 and 2010, and 50,611,879 and 52,136,961 weighted average shares outstanding for the nine months ended September 30, 2011 and 2010, respectively. In addition, there were 55,000 and 60,000 weighted average shares related to stock options exercisable for the three months ended September 30, 2011 and 2010, respectively, and 56,630 and 61,648 weighted average shares related to stock options exercisable for the nine months ended September 30, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a net loss for each period presented.
On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. The shares are held by the Company as treasury stock resulting in 50,611,879 shares outstanding at September 30, 2011 and December 31, 2010.

6. Income Taxes
The Company had a current state benefit for income taxes of $0 and $1,000 for the three and nine months ended September 30, 2011, respectively. The Company had a provision for income taxes of $4,000 for the three and nine months ended September 30, 2010.
The Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $35.1 million and $34.6 million is required at September 30, 2011, and December 31, 2010, respectively. The increase in valuation allowance is primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of September 30, 2011, and December 31, 2010, were as follows (in thousands):

	September 30,	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$28,568	$27,989
Capital losses	6,171	6,201
Other asset reserves	2,257	2,261
AMT credit	649	649
Accrued expenses	11	48

Total deferred tax assets	37,656	37,148
Valuation allowance	(35,079)	(34,604)

	2,577	2,544
Deferred tax liabilities:
State deferreds	(2,577)	(2,544)

Total deferred tax liabilities	(2,577)	(2,544)

Net deferred taxes	$—	$—

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
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	September 30,
	2011	2010
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	37.4	37.5
Permanent differences	2.4	2.4
Other	—	0.1

	0.0%	0.2%

7. Subsequent Events
The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded there were no subsequent events that required recognition or disclosure.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2011, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.
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
As a result of the loss of its customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of September 30, 2011, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.
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
The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful. Considering our current cash position of $9.5 million at September 30, 2011 and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010
The Company generated no sales or gross profits in continuing operations during the three months ended September 30, 2011 and 2010.
General and administrative expenses totaled $.5 million during the three months ended September 30, 2011, compared to $.4 million during the same period of the prior year. The increase is primarily due to a reduction in value of a cash surrender value related asset associated with a post-employment obligation of a former employee.
Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010
The Company generated no sales or gross profits during the nine months ended September 30, 2011 and 2010.
General and administrative expenses totaled $1.5 million during the nine months ended September 30, 2011, and $1.5 million during the same period of the prior year. Although there was a decrease of $.1 million in legal fees from the prior period, this was offset by an increase in general and administrative expenses due to a reduction in value of a cash surrender value related asset associated with a post-employment obligation of a former employee.
RESULTS OF DISCONTINUED OPERATIONS
Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010
The Company had no discontinued operations during the three months ended September 30, 2011 but did incur a loss of $66,000 from discontinued operations during the three months ended September 30, 2010.
The Company generated no sales or gross profits in discontinued operations during the three months ended September 30, 2010.
General and administrative expenses totaled $66,000 during the three months ended September 30, 2010, which related to charges for a post-employment obligation.
Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010
The Company had no discontinued operations during the nine months ended September 30, 2011 but did incur a loss of $93,000 from discontinued operations during the nine months ended September 30, 2010.
The Company generated no sales or gross profits during the nine months ended September 30, 2010.
General and administrative expenses totaled $93,000 during the nine months ended September 30, 2010, which related to charges for a post-employment obligation.
LIQUIDITY AND CAPITAL RESOURCES
Working capital was $9.3 million and $10.6 million at September 30, 2011, and December 31, 2010, respectively.
Net cash used in operating activities during the nine months ended September 30, 2011, totaled $1.2 million primarily due to a loss from continuing operations of $1.4 million partially offset by a net change in working capital items. Net cash used in operating activities from continuing operations during the nine months ended September 30, 2010, totaled $1.3 million primarily due to a loss from continuing operations of $1.5 million partially offset by a net change in working capital items.
Net cash received from investing activities during the nine months ended September 30, 2011, totaled $73,000 which was due to the sale of one of the Company’s equity investments. There were no investing activities during the nine months ended September 30, 2010.
There were no financing activities during the nine months ended September 30, 2011. There were cash outflows from financing activities of $1.3 million during the nine months ended September 30, 2010, as the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220, on April 26, 2010. The shares are held by the Company as treasury stock.
The Company has a letter of credit totaling approximately $36,000 at September 30, 2011, which supports the Company’s periodic payroll obligations and is considered restricted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2011, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.
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

Date: November 14, 2011	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer (duly authorized signatory)