Form 10-K
period 2011-12-31
SIMON WORLDWIDE INC
filed 2012-03-29
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

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

18952 MacArthur Boulevard, Irvine, California 92612

(Address of principal executive office)

(949) 251-4660

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐    No  ☑

At June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the registrant was $1,618,134.

At March 23, 2012, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2011, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. In October 2010, the Company settled the remaining liability in its discontinued promotions business which was a post-employment obligation. At December 31, 2011 and 2010, the Company had stockholders’ equity of $9.1 million and $11.1 million, respectively. With no revenues from operations, the Company closely monitors and controls its expenditure within a reasonably predictable range. Cash used by continuing operating activities was $1.9 million and $2.3 million in the years ended December 31, 2011 and 2010, respectively. The Company incurred losses within its continuing operations in 2011 and continues to incur losses in 2010 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $2.1 million received from Yucaipa AEC Associates, LLC (“Yucaipa AEC”) in July 2008 and March 2009, and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

At December 31, 2011, the Company held an investment in Yucaipa AEC, which is a limited liability company that is controlled by The Yucaipa Companies. In the past, Yucaipa AEC, in turn, primarily held an equity investment in the Source Interlink Companies (“Source”) a direct-to-retail magazine distribution and fulfillment company in North America, a provider of magazine information and front-end management services principally for retailers and a publisher of approximately 75 magazine titles, which was received upon the merger of Alliance Entertainment Companies (“Alliance”), another investment held by Yucaipa AEC, with Source. The Company has significant influence over Yucaipa AEC and, accordingly, accounts for its investment under the equity method.

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

On June 11, 2008, the Company entered into an Exchange and Recapitalization Agreement (the “Recapitalization Agreement”) with Overseas Toys, L.P. (“Overseas Toys”), the then holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock would be converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. Subsequently, Overseas Toys’ holding of common stock increased to 82.5% due to: i) the reduction in outstanding shares of common stock in connection with the Company’s April 26, 2010, purchase of 3,589,201 shares from Everest Special Situations Fund L.P. and ii) the December 10, 2010, purchase of 3,822,912 shares by Overseas Toys in connection with its tender offer to purchase shares of the Company’s common stock it did not already own (further described below). The Recapitalization Agreement was negotiated on the Company’s behalf by the Special Committee of disinterested directors which, based in part upon the opinion of the Special Committee’s financial advisor, determined that the transaction was fair to the holders of common stock from a financial point of view. At a special meeting held on September 18, 2008, the stockholders of the Company approved amendments to the Company’s certificate of incorporation proposed in order to effect a recapitalization of the Company pursuant to the terms of the Recapitalization Agreement.

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

As a result of the 2010 tender offer, the officers of the Company were not required to dissolve and liquidate the Company as would have been required under the Recapitalization Agreement if such tender offer had not been consummated.

Item 1A. Risk Factors

The following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the Company’s current year and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Uncertain Outlook

The Company no longer has any revenue generating business. The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful.

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

Investments

The Company held an investment in a privately held technology company, which was sold in 2011. The Company continues to hold investments in other privately held companies. One of these investments was originally intended primarily to also provide the Company with an expanded technology presence. The other private company in which the Company has an investment is in a biotechnology company which is subject to all the risks inherent in biotechnology. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of its investments in these companies, and considers such factors as current results, trends and future prospects of the investee, general market conditions, and other economic factors.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In September 2011, the Company signed a 12-month lease agreement for 2,000 square feet of office space in Irvine, California, with a monthly rent of approximately $3,700, into which the Company relocated its remaining scaled-down operations. In March 2012, this lease was extended an additional 12-months through August 2013 at a monthly rent of approximately $3,800. For a summary of the Company’s minimum rental commitments under all non-cancelable operating leases as of December 31, 2011, see Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

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

	2011		2010
	High	Low	High	Low
First quarter	$0.33	$0.20	$0.51	$0.20
Second quarter	0.24	0.15	0.40	0.20
Third quarter	0.20	0.14	0.35	0.20
Fourth quarter	0.14	0.12	0.33	0.24

As of March 20, 2012, the Company had approximately 355 holders of record of its common stock. The last reported sale price of the Company’s common stock on March 20, 2012, was $.14.

The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. The shares are held by the Company as treasury stock resulting in 50,611,879 shares outstanding as of December 31, 2011.

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

Management applies the following critical accounting policies in the preparation of the Company’s consolidated financial statements:

Long-Term Investments

The Company’s accounting policy for long-term investments is considered critical because long-term investments has represented one of the Company’s most material assets other than cash and cash equivalents in continuing operations.

The Company held an investment in a privately held technology company, which was sold in 2011. The Company continues to hold investments in other privately held companies. One of these investments was originally intended primarily to also provide the Company with an expanded technology presence. The other private company in which the Company has an investment is in a biotechnology company which is subject to all the risks inherent in biotechnology. In addition, these companies are subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in these companies is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of its investments in these companies, and considers such factors as current results, trends and future prospects of the investee, general market conditions, and other economic factors.

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

Investments for which there were no readily available market values whereby the Company did not have significant influence, were accounted for under the cost method in accordance with ASC 325-20, “Investments—Other,” and carried at the lower of cost or estimated fair value when evidence of other than temporary impairment exists. Fair value was determined in accordance with the hierarchy contained in ASC 820-10, “Fair Value Measurements and Disclosures.” The Company assesses on a periodic basis whether declines in fair value of investments below their cost were other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the other than temporary impairment was included in earnings. Factors used by the Company to determine whether an other than temporary impairment occurred include such factors as operating results, trends and future prospects of the investee, general market conditions, and other economic factors. These investments were presented as part of the investment line item in the consolidated balance sheets.

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

ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present reclassification adjustments on the face of the financial statements but did not otherwise change the effective date of ASU No. 2011-05. The Company does not expect its adoption of ASU No. 2011-05 will have a material effect on the Company’s consolidated statements of financial position or results of operations.

Results of Continuing and Discontinued Operations

By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business. During 2010, the Company completed execution of its plan to discontinue its promotions business. During the preceding two years, the only activity reflected in discontinued operations related to a post-employment obligation. Accordingly, the discontinued activities of the Company had been classified as discontinued operations in the accompanying consolidated financial statements. In October 2010, the Company settled the remaining liability in its discontinued operations which was a post-employment obligation.

Continuing operations represent costs unrelated to the Company’s prior promotions business and primarily consist of direct costs required to maintain the Company’s current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. These costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, board of director fees, and space and facility costs. The Company’s continuing operations and former discontinued operations will be discussed separately, based on the respective financial results contained in the accompanying consolidated financial statements and related notes.

Continuing Operations

2011 Compared to 2010

There were no revenues during 2011 and 2010.

General and administrative expenses totaled $2.0 million in 2011 compared to $2.3 million in 2010. The decrease can be primarily attributed to a reduction in legal fees, financial advisory, and other expenses associated with the Company’s response to Overseas Toys’ tender offer in the prior year.

Interest income totaled $25,000 in 2011 compared to $45,000 in 2010. The decrease is primarily due to reductions in average cash balances in 2011 when compared to 2010.

Investment income during 2011 totaled $15,000 and related to the sale of the Company’s remaining equity investment in a technology related company. There was no investment income during 2010.

Discontinued Operations

2011 Compared to 2010

The Company had no discontinued operations during 2011 and generated no sales or gross profits during 2010.

The Company recorded general and administrative expenses of approximately $93,000 during 2010 which consisted of charges to a post-employment liability.

Liquidity and Capital Resources

The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company’s cash position. The Company incurred losses within its continuing operations in 2011 and continues to incur losses in 2012 for the general and administrative expenses incurred to manage the affairs of the Company. Inasmuch as the Company no longer generates operating income, the source of current and future working capital is expected to be cash on hand and proceeds from the sale of its remaining long-term investments. Management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful. Considering our current cash position of $8.8 million at December 31, 2011 and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

Continuing Operations

Working capital attributable to continuing operations at December 31, 2011 and 2010 was $8.8 million and $10.6 million, respectively.

Net cash used in operating activities from continuing operations during 2011 and 2010 totaled $1.9 million and $2.3 million, respectively, primarily due to a loss from continuing operations resulting from the general and administrative expenses to manage the affairs of the Company.

Net cash received from investing activities during 2011 totaled $73,000 due to the sale of one of the Company’s equity investments. There was no cash provided by investing activities during 2010.

There were no financing cash flows within continuing operations during 2011. There were cash outflows from financing activities of $1.3 million during 2010, as the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220, on April 26, 2010. The shares are held by the Company as treasury stock.

The Company is also involved in other litigation and legal matters from time to time in the ordinary course of business in which it is the plaintiff. The Company does not believe that the ultimate resolution of these other litigation and legal matters, if any, will have a material adverse effect on its financial condition, results of operations, or net cash flows. However, the results of legal proceedings cannot be predicted with certainty. During 2011, there were no litigation or legal matters settled. Thus, there was no impact on the Company’s financial condition, results of operations, or net cash flows.

Discontinued Operations

In October 2010, the Company completed the disposal of its discontinued operations by settling the remaining liability in its discontinued operations which was a post-employment obligation dating back to the Company’s decision to discontinue its marketing operations.

The Company had no discontinued operations during 2011 and, accordingly, there was no cash provided by or used in operating, investing, or financing activities related thereto.

Net cash used by operating activities of discontinued operations during 2010, totaled $608,000 primarily due to the settlement by the Company of the remaining liability in discontinued operations described above. The Company used cash from continuing operations to satisfy this obligation. There was no cash provided by investing or financing activities of discontinued operations during 2010.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer and principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2011, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

In accordance with the Company’s Restated Certificate of Incorporation filed with the state of Delaware on September 18, 2008, Overseas Toys may designate 70% of the members of the Board of Directors, rounded up or down to the nearest director, and such percentage is limited to 70% even in the case of additional stock purchases by Overseas Toys. The designees of Overseas Toys currently serving on the Board of Directors are Ira Tochner, Bradford Nugent, and Greg Mays.

The following table sets forth the names and ages of the Directors, and the years in which each individual has served as a director:

Name	Age	Class	Year Term Expires	Service as Director
Joseph W. Bartlett	78	I	2009	1993 to present
Allan I. Brown	71	I	2009	1999 to present
Greg Mays	65	II	2010	2004 to present
Bradford Nugent	32	II	2010	2009 to present
Ira Tochner	50	II	2010	2006 to present
Terrence Wallock	67	III	2008	2006 to present

No stockholders meeting to elect directors has been held since 2007. In accordance with Delaware law and the Company’s by-laws, the directors’ terms continue until their successors are elected and qualified.

There were four meetings of the Board of Directors held during 2011.

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

Mr. Wallock is an attorney, consultant, and private investor. He serves as the Company’s secretary and acting general counsel and has served as a director of the Company since 2006 due to his considerable experience in corporate restructurings, mergers and acquisitions, and corporate governance matters. Prior to engaging in a consulting and private legal practice in 2000, he served a number of public companies as senior executive and general counsel, including Denny’s Inc., The Vons Companies, Inc., and Ralphs Grocery Company. Mr. Wallock also serves on the Board of Trustees of Americold Realty Trust and on the Board of Managers of New Market Impressions LLC. He previously served on the Board of Directors of the Great Atlantic and Pacific Tea Company.

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

The Audit Committee

The Audit Committee members are Messrs. Bartlett (chairman) and Brown. Messrs. Bartlett and Brown meet the independence requirements promulgated by the SEC. The Audit Committee’s oversight responsibilities include matters relating to the Company’s financial disclosure and reporting process, including the system of internal controls, the performance of an internal audit function, compliance with legal and regulatory requirements, and the appointment and activities of the Company’s independent auditors.

The Audit Committee does not currently have a “financial expert,” as defined in the rules of the Securities and Exchange Commission, and required under rules applicable to national stock exchanges because the Company is no longer listed on a national stock exchange. On May 3, 2002, the Company’s stock was delisted by Nasdaq due to the fact that the Company’s stock was trading at a price below the minimum Nasdaq requirement. In the event the Company should ever qualify and seek relisting, the Company would be required to have an audit committee financial expert. The Audit Committee held four meetings during 2011.

The Compensation Committee

The Compensation Committee members are Messrs. Bartlett and Brown (chairman). Messrs. Bartlett and Brown meet the independence requirements promulgated by the SEC. The Compensation Committee’s responsibilities include the discharge of the Board’s responsibilities relating to the compensation of the Company’s directors, officers, and key employees, the administration of any incentive compensation and stock plan, the review and recommendation to the Board of the Company’s Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and the production of an annual report on executive compensation for inclusion in the Company’s proxy statement or 10-K in accordance with applicable rules and regulations. There were no meetings held by the Compensation Committee during 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock on an as-converted basis (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2011, and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2011.

Code of Ethics

The Company has adopted a code of ethics applicable to all directors, officers, and employees which is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company undertakes to provide a copy to any person without charge upon written request.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The principal responsibilities of the Compensation Committee are:

•	to discharge the Board of Directors’ responsibilities relating to the compensation of the Company’s directors, officers and key employees;

•	to be responsible for the administration of any incentive compensation and stock plans;

•	to be responsible for the review and recommendation to the Board of Directors of the Company’s Compensation Discussion and Analysis; and

•	to be responsible for the production of an annual report on executive compensation for inclusion in the Company’s proxy statement or Form 10-K, as applicable.

The Compensation Committee did not meet during 2011.

Compensation Philosophy and Objectives

The Compensation Committee has tried to structure compensation to:

•	provide competitive compensation that will attract and retain qualified officers and key employees;

•	reward officers and key employees for their contributions to the Company; and

•	align officers’ and key employees’ interests with the interests of shareholders.

The Compensation Committee endeavors to achieve these objectives while at the same time providing for administrative costs to be as low as possible.

Setting Executive Compensation

The Company did not make any change to the compensation arrangements existing prior to the beginning of 2011 for the Company’s executive officers, as the Compensation Committee determined that the existing arrangements were structured to achieve the key objectives outlined above, which the Compensation Committee believes will ultimately enhance shareholder value.

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

2011 Executive Compensation Components

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

The Company has historically made equity awards to its directors and executive officers, though did not make any such awards in 2011 as the Compensation Committee believed that the key objectives of compensation outlined above were more appropriately satisfied by cash compensation, paid currently, pending a refocus of the Company’s business. The Company does not have any program, plan, or practice of timing option grants to its executives in coordination with the release of material non-public information and did not have any such program, plan, or practice during 2011.

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

Summary Compensation Table

The following table sets forth the compensation the Company paid or earned by the individual who served as principal executive officer and principal financial officer during the year. The Company had no other executive officers. During 2011 and 2010, there were no bonuses, stock awards, option awards, non-equity incentive plan compensation, pension earnings, or non-qualified deferred compensation earnings.

			(b)
		(a)	All Other
Name	Year	Salary	Compensation	Total
Greg Mays	2011	$210,000	$58,000(c)	$268,000
Chief Executive Officer,	2010	210,000	66,000(d)	276,000
Chief Financial Officer,and Director

(a)	All cash compensation received in capacity as an executive officer consists of salary.

(b)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted because the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(c)	Amount consists of $50,000 for board retainer and $8,000 for board meeting fees.

(d)	Amount consists of $50,000 for board retainer and $16,000 for board meeting fees.

Grants of Plan-Based Awards

There were no grants of equity or non-equity plan-based awards during the last fiscal year.

Executive Services Agreements with Officers

In May 2003, the Company entered into an Executive Services Agreement with Mr. Mays. The purpose of the Agreement was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of an experienced executive knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreement provided for compensation at the rate of $4,040 per week to Mr. Mays. Additional hourly compensation is provided after termination of the Agreement and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2011, no such additional payments were made. The Agreement provides for the payment of health insurance benefits and for mutual releases upon termination.

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

Health benefits provided during 2011 by the Company to Mr. Mays totaled $41,766.

Outstanding Equity Awards at Fiscal Year-End

The following table includes information relating to the value of all unexercised options previously awarded to the executive officers named above as of December 31, 2011. In addition, there were no unexercisable options, unearned options, or stock awards outstanding as of December 31, 2011.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date

Greg Mays	10,000	$0.10	05/09/13
Chief Executive Officer,
Chief Financial Officer, and
Director

Option Exercises and Stock Vested

There were no options exercised by the executive officer named above during the year ended December 31, 2011. In addition, the Company did not make any stock awards and there was no vesting of stock awards during 2011.

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

Health Insurance Benefits:

In the event of voluntary or involuntary termination or a change in control, Mr. Mays would be eligible to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of employment at substantially the same benefit level as provided during employment in the approximate amount of $59,000, paid in monthly installments over an 18-month period.

Directors’ Compensation

The following table provides compensation information for 2011 for each member of our Board of Directors except for board members already disclosed in the Summary Compensation table above. Also during 2011, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, non-qualified deferred compensation earnings, or other compensation:

	(a)
	Fees
	Earned
	or Paid
Name	in Cash	Total

Joseph Bartlett	$87,500(b)	$87,500
Allan Brown	83,000(c)	83,000
Bradford Nugent	54,000(d)	54,000
Ira Tochner	58,000(e)	58,000
Terry Wallock	58,000(f)	58,000

(a)	Directors are paid an annual retainer of $50,000. Directors also receive a fee of $2,000 for each Board of Directors, Audit and Compensation Committee meeting attended. The chairmen of the Audit and the Compensation Committees also receive annual retainers of $7,500 and $5,000, respectively, plus an additional $500 for each committee meeting they chair.

(b)	Amount consists of $50,000 for board retainer, $8,000 for board meeting fees, $10,000 for Audit Committee meeting fees, $12,000 in other board fees, and $7,500 for Audit Committee chair fee. Mr. Bartlett held 20,000 stock options, all of which were vested, at December 31, 2011.

(c)	Amount consists of $50,000 for board retainer, $8,000 for board meeting fees, $8,000 for Audit Committee meeting fees, $12,000 in other board fees, and $5,000 for Compensation Committee chair fee. Mr. Brown held 20,000 stock options, all of which were vested, at December 31, 2011.

(d)	Amount consists of $50,000 for board retainer and $4,000 for board meeting fees.

(e)	Amount consists of $50,000 for board retainer and $8,000 for board meeting fees.

(f)	Amount consists of $50,000 for board retainer and $8,000 for board meeting fees. Mr. Wallock held 5,000 stock options, all of which were vested, at December 31, 2011.

Executive Services Agreements with Directors

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Mr. Brown, and Mr. Wallock. The purpose of the agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Mr. Brown, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2011, no such additional payments were made. The agreements provide for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr. Wallock, May 27, 2006, the agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. By amendment dated November 10, 2008, the

Agreement with Mr. Wallock was further amended to comply with Section 409A of the Internal Revenue Code by deleting the right by Mr. Wallock to resign and receive any lump sum payments. Under the amendments health benefits may be continued under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of services.

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

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2011 Form 10-K. Based on such reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of the Company’s common stock at March 23, 2012. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company’s common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock:

	Number of Shares
Name and Address	Of Common Stock	Percentage Of
Of Beneficial Owner (a)	Beneficially Owned	Class

Overseas Toys, L.P. (b)(c)(d)
Multi-Accounts, LLC
OA3, LLC
Ronald W. Burkle	41,763,668	82.5%

(a)	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 23, 2012, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock.

(b)	As the sole general partner of Overseas Toys, L.P. (“Overseas Toys”), Multi-Accounts, LLC (“Multi-Accounts”) may be deemed to beneficially own the shares held by Overseas Toys. As the managing member of Multi-Accounts, OA3, LLC (“OA3”) may be deemed to beneficially own the shares held by Overseas Toys. As the managing member of OA3, Ronald Burkle may be deemed to beneficially own the shares held by Overseas Toys. Each of Multi-Accounts, OA3 and Mr. Burkle disclaims ownership of such shares except to the extent of its or his pecuniary interest therein. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.

(c)	Based on 50,611,879 shares of common stock outstanding as of March 23, 2012.

(d)	The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.

Security Ownership of Management

The following table sets forth information at March 23, 2012, regarding the beneficial ownership of the Company’s common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of March 23, 2012) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company’s directors and persons performing the roles of executive officers as a group:

	Number of Shares
Name and Address	Of Common Stock	Percentage Of
Of Beneficial Owner (a)	Beneficially Owned	Class (b)
Allan I. Brown (c)	1,133,023	2.2%
Joseph W. Bartlett (d)	20,000	*
Greg Mays (e)	10,000	*
Bradford Nugent	—	—
Ira Tochner	—	—
Terrence Wallock (f)	5,000	*
All directors and executive officers as a group (6 persons)	1,168,023	2.3%

*	Represents less than 1%

(a)	The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 18952 MacArthur Boulevard Suite 470, Irvine, California, 92612. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 23, 2012, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights.

(b)	Based on 50,611,879 shares of common stock outstanding as of March 23, 2012.

(c)	Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days of March 23, 2012. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares of common stock.

(d)	The 20,000 shares are issuable pursuant to stock options exercisable within 60 days of March 23, 2012.

(e)	The 10,000 shares are issuable pursuant to stock options exercisable within 60 days of March 23, 2012.

(f)	The 5,000 shares are issuable pursuant to stock options exercisable within 60 days of March 23, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011, regarding the Company’s 1993 Omnibus Stock Plan (the “1993 Plan”). The Company’s stockholders previously approved the 1993 Plan and all amendments that were subject to stockholder approval. As of December 31, 2011, options to purchase 55,000 shares of common stock were outstanding under the 1993 Plan. The 1993 Plan expired in May 2003, except as to options outstanding.

Number of Shares
of Common Stock
	Number of Shares		Available for
	of Common Stock	Weighted-	Future Issuance
	to be Issued Upon	Average	(excluding those
	Exercise of	Exercise Price	in column (a))
	Outstanding Stock	of Outstanding	Under the Stock
	Options	Stock Options	Option Plans
Plans Approved by Stockholders	55,000	$.10 per share	None
Plans Not Approved by Stockholders	Not applicable	Not applicable	Not applicable
Total	55,000	$.10 per share	None

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

Item 14. Principal Accountant Fees and Services

The following table presents fees, including reimbursement for expenses, for professional services rendered by Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm since October 8, 2010, and BDO USA, LLP (“BDO”), the Company’s former independent registered public accounting firm until October 8, 2010:

	Fiscal Year
	2011	2010
	(in thousands)
Audit fees (a)	$150	$127
Audit-related fees (b)	—	—
Tax fees (c)	—	3
All other fees (d)	—	—

Total	$150	$130

(a)	Audit fees are related to the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements, and services normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings and engagements. The amount for 2010 consists of fees to EY of $90,000 and fees to BDO of $37,000.

(b)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees.

(c)	Tax fees are related to tax compliance, planning, and consulting. The amount for 2010 consists of fees to BDO.

(d)	All other fees are for services other than those reported in the other categories.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

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

March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JOSEPH W. BARTLETT	Director	March 29, 2012
Joseph W. Bartlett

/S/ ALLAN I. BROWN	Director	March 29, 2012
Allan I. Brown

/S/ GREG MAYS	Director, Chief Executive Officer, and	March 29, 2012
Greg Mays	Chief Financial Officer

/S/ BRADFORD NUGENT	Director	March 29, 2012
Bradford Nugent

/S/ IRA TOCHNER	Director	March 29, 2012
Ira Tochner

/S/ TERRENCE WALLOCK	Director	March 29, 2012
Terrence Wallock

EXHIBITS

Exhibit Number	Description
2.6(6)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7(6)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(7)	Restated Certificate of Incorporation of the Registrant

3.2(6)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(4)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.29(5)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(6)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(6)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(6)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.

(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 23, 2008, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Simon Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Worldwide, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Los Angeles, California

March 29, 2012

PART IV — FINANCIAL INFORMATION

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,779	$10,625
Prepaid expenses and other current assets	138	190

Total current assets	8,917	10,815
Investments	9	66
Other assets	321	409

Total non-current assets	330	475

	$9,247	$11,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73	$135
Accrued expenses and other current liabilities	57	59

Total current liabilities	130	194

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 54,613,949 shares issued at December 31, 2011 and 2010; 50,611,879 shares outstanding net of 4,002,070 treasury shares at par value at December 31, 2011 and 2010	506	506
Additional paid-in capital	152,083	152,083
Accumulated deficit	(143,476)	(141,500)
Accumulated other comprehensive income	4	7

Total stockholders’ equity	9,117	11,096

	$9,247	$11,290

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010

(in thousands, except per share data)

	2011	2010
Revenue	$—	$—
General and administrative expenses	2,017	2,274

Operating loss from continuing operations	(2,017)	(2,274)
Interest income	25	45
Investment income	15	—
Equity in Yucaipa AEC earnings (loss) (Note 5)	1	(3)

Loss from continuing operations before income taxes	(1,976)	(2,232)
Income tax provision	—	(4)

Net loss from continuing operations	(1,976)	(2,236)
Loss from discontinued operations, net of tax (Note 4)	—	(93)

Net loss	$(1,976)	$(2,329)

Loss per share from continuing operations:
Loss per common share — basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding — basic and diluted	50,612	51,753

Loss per share from discontinued operations:
Loss per common share — basic and diluted	$—	$—

Weighted average shares outstanding — basic and diluted	50,612	51,753

Net loss per share:
Loss per common share — basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding — basic and diluted	50,612	51,753

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2011 and 2010

(in thousands)

	Common Stock ($.01 Par Value)	Additional Paid-in Capital	Retained Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2009	$542	$153,303	$(139,171)		$1	$14,675

Repurchase of 3,589,201 shares common stock	(36)	(1,220)				(1,256)

Comprehensive loss:
Net loss			(2,329)	$(2,329)		(2,329)
Other comprehensive loss:
Net unrealized gain on available-for-sale securities				6	6	6

Comprehensive loss				(2,323)

Balance, December 31, 2010	506	152,083	(141,500)		7	11,096

Comprehensive loss:
Net loss			(1,976)	(1,976)		(1,976)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities				(3)	(3)	(3)

Comprehensive loss				$(1,979)

Balance, December 31, 2011	$506	$152,083	$(143,476)		$4	$9,117

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

(in thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,976)	$(2,329)
Less: Loss from discontinued operations	—	(93)

Loss from continuing operations	(1,976)	(2,236)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in Yucaipa AEC loss (earnings)	(1)	3
Sale of investment	(15)	—
Change in value of other assets	82	6
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	56	(35)
Accounts payable	(62)	79
Accrued expenses and other current liabilities	(3)	(93)

Cash used by continuing operations	(1,919)	(2,276)
Operating activities from discontinued operations	—	(608)

Net cash used in operating activities	(1,919)	(2,884)

Net cash provided by investing activities:
Proceed from sale of investment	73	—

Cash provided by continuing investing activities	73	—
Investing activities from discontinued operations	—	—

Cash provided by investing activities	73	—

Cash flows from continuing financing activities:
Repurchase of common stock	—	(1,256)

Cash used by continuing financing activities	—	(1,256)
Financing activities from discontinued operations	—	—

Cash used in financing activities	—	(1,256)

Net decrease in cash and cash equivalents	(1,846)	(4,140)
Cash and cash equivalents, beginning of period	10,625	14,765

Cash and cash equivalents, end of period	$8,779	$10,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$4

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2011, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. With no revenues from operations, the Company closely monitors and controls its expenditure within a reasonably predictable range. Cash used by continuing operating activities was $1.9 million and $2.3 million in the years ended December 31, 2011 and 2010, respectively. The Company incurred losses within its continuing operations in 2011 and continues to incur losses in 2012 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at December 31, 2011, to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

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

Stock-Based Compensation

At December 31, 2011, the Company had one stock-based compensation plan. In accordance with Accounting Standards Codification (“ASC”) 718-10-30, the Company accounts for awards of equity instruments at their grant date fair value with the stock-based compensation cost expensed ratably on a straight-line basis over the requisite service period. There were no employee stock-based awards granted or vested during 2011 and 2010.

Concentration of Credit Risk

The Company deposits its cash and cash equivalent in U.S.-denominated amounts with what it believes to be credit-worthy U.S. financial institutions. However, cash and cash equivalent balances exceed FDIC insured levels at various times during the year.

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

The Company records liabilities related to uncertain tax positions in accordance with ASC 740, which provides guidance in accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for a tax position taken and expected to be taken in a tax return. For tax benefits to be recognized under ASC 740, a tax position must be more likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company does not have a liability for unrecognized tax benefits at December 31, 2011 and 2010, respectively.

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

ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present reclassification adjustments on the face of the financial statements but did not otherwise change the effective date of ASU No. 2011-05. The Company does not expect its adoption of ASU No. 2011-05 will have a material effect on the Company’s consolidated statements of financial position or results of operations.

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

As of December 31, 2011 and 2010, the Company had no assets or liabilities within its discontinued operations. In October 2010, the Company settled the remaining liability in its discontinued operations which was a post-employment obligation dating back to the Company’s decision to discontinue its marketing operations. The Company used cash from continuing operations of $0.6 million to satisfy this obligation.

Net loss from discontinued operations for the year ended December 31, 2010, totaled $93,000. The Company had no discontinued operations during 2011 and, accordingly, there was no income or loss from discontinued operations in 2011.

General and Administrative Expenses

There were approximately $93,000 of general and administrative expenses during 2010 which related to a post-employment obligation dating back to the Company’s decision to discontinue its marketing operations.

5. Investments

YUCAIPA AEC ASSOCIATES

At December 31, 2011, the Company held an investment in Yucaipa AEC, a limited liability company that is controlled by The Yucaipa Companies. The Company owns 18.23% of and has significant influence over Yucaipa AEC and, accordingly, accounts for its investment under the equity method. The Company recognized its share in the other comprehensive income (loss) of Yucaipa AEC through an adjustment in the unrealized gains and losses in the accumulated other comprehensive income component of the stockholders’ equity.

The carrying value of the Company’s investment in Yucaipa AEC totals approximately $9,000 at December 31, 2011, and is included in the investments line item in the consolidated balance sheets.

OTHER INVESTMENTS

The Company held an investment in a privately held company. This investment was intended primarily to provide the Company with an expanded technology presence. This company in which the Company has invested is subject to all the risks inherent in technology. In addition, this company is subject to the valuation volatility associated with the investment community and capital markets. At December 31, 2010, the carrying value of the Company’s investment in this company was subject to the aforementioned risks. At December 31, 2010, the Company accounted for it as a cost method investment with a carrying value of $59,000. During June 2011, the Company redeemed its entire interest in this investment resulting in a realized gain of $15,000, bringing the balance at December 31, 2011 to $0.

The Company holds investments in available-for-sale equity securities with their fair values of approximately $23,000 and $26,000 at December 31, 2011 and 2010, respectively, which are included in the other assets in the accompanying consolidated balance sheets. The cost basis in our available-for-sale securities was approximately $19,000 at December 31, 2011 and 2010. Total unrealized gains in accumulated other comprehensive income approximated $4,000 at December 31, 2011. These investments are recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

6. Lease Obligations and Other Commercial Commitments

The approximate minimum rental commitments under all noncancelable leases at December 31, 2011, were as follows:

2012	$45,000
2013	31,000

Total	$76,000

Rental expense for all operating leases included within continuing operations was approximately $64,000 in both 2011 and 2010. There was no rental expense for operating leases within discontinued operations during 2010. Rent is charged to operations on a straight-line basis.

The Company also has a letter of credit totaling approximately $36,000 at December 31, 2011, which supports the Company’s periodic payroll obligations and is considered restricted.

7. Income Taxes

The Company had no current federal provision in either 2011 or 2010, and no state provision for income taxes for 2011 and $4,000 for 2010.

The Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $35.0 million and $34.6 million is required at December 31, 2011 and 2010, respectively. The increase in valuation allowance is primarily due to increase in the other asset reserves and an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2011 and 2010, were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$28,196	$27,989
Capital losses	6,173	6,201
Other asset reserves	2,335	2,261
AMT credit	649	649
Deferred compensation	9	48

Total deferred tax assets	37,362	37,148
Valuation allowance	(34,968)	(34,604)

	2,394	2,544
Deferred tax liabilities:
State deferreds	(2,394)	(2,544)

Total deferred tax liabilities	(2,394)	(2,544)

Net deferred taxes	$—	$—

As of December 31, 2011, the Company had federal NOLs of approximately $72.1 million and post-apportionment state NOLs of approximately $41.0 million, respectively. The Company also has pre-apportionment NOLs from New York State and New York City totaling $104 million at December 31, 2011. Since the Company has no revenue-generating operations, the apportionment factor is zero and thus no deferred tax asset is recognized. The NOLs from New York State and New York City carry forward for 20 years (expiring between 2021 and 2031). If the Company were to commence operations in New York State or New York City in future years, the apportionment factor would exceed zero resulting in deferred tax assets for which realization would be assessed.

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	2011	2010
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	38.1	38.5
Life insurance	1.6	1.4
Minimum tax	0.1	0.1

	0.0%	0.2%

8. Accrued Expenses and Other Current Liabilities

At December 31, 2011 and 2010, accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued payroll, related items and deferred compensation	$38	$38
Professional and other service providers	8	10
Franchise tax payable	11	11

	$57	$59

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

The following summarizes the status of the Company’s incentive stock options as of December 31, 2011 and 2010 and changes for the years then ended:

	Shares	Shares	Shares	Shares
	2011		2010
	Shares	Weighted Exercise Price	Shares	Weighted Exercise Price

Outstanding at the beginning of year	60,000	$0.26	65,000	$0.92
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	(5,000)	2.00	(5,000)	8.81

Outstanding at end of year	55,000	0.10	60,000	0.26

Options exercisable at year-end	55,000	0.10	60,000	0.26

Options available for future grant	—		—

Weighted average fair value of options granted during the year	Not applicable		Not applicable

The following table summarizes information about stock options outstanding at December 31, 2011:

			Options Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Price	Aggregate Intrinsic Value

$0.01	-	$0.10	55,000	1.35	$0.10	$2,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.12 on December 30, 2011, as the stock market was closed on December 31, 2011.

10. Related Party Transactions

On June 11, 2008, the Company entered into the Recapitalization Agreement with Overseas Toys, an affiliate of The Yucaipa Companies, the former holder of all the outstanding shares of preferred stock of the Company, pursuant to which all the outstanding preferred stock was converted into shares of common stock representing 70% of the shares of common stock outstanding immediately following the conversion. Subsequently, Overseas Toys’ holding of common stock increased to 82.5% due to: i) the reduction in outstanding shares of common stock in connection with the Company’s April 26, 2010, purchase of 3,589,201 shares from Everest Special Situations Fund L.P. (further described below) and ii) the December 10, 2010, purchase of 3,822,912 shares by Overseas Toys in connection with its tender offer to purchase shares of the Company’s common stock it did not already own.

In the June 11, 2008, exchange, the Company issued 37,940,756 shares of common stock with a fair value of $15.2 million in exchange for 34,717 shares of preferred stock (representing all outstanding preferred shares) with a carrying value of $34.7 million and related accrued dividends of approximately $147,000. The Company recorded $19.7 million to retained earnings representing the excess of carrying value of the preferred stock received over the fair market value of the common shares issued as such difference essentially represents a return to the common stockholders.

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

The following disclosures present the computation of basic and diluted earnings per share for 2011 and 2010:

	2011			2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS:
Loss from continuing operations	$(1,976)	50,611,879	$(0.04)	$(2,236)	51,752,557	$(0.05)

Loss from discontinued operations	$—	50,611,879	$—	$(93)	51,752,557	$—

Net loss	$(1,976)	50,611,879	$(0.04)	$(2,329)	51,752,557	$(0.05)

In addition, for the years ended December 31, 2011 and 2010, 56,219 and 61,233, weighted average shares, respectively, related to stock options exercisable, were not included in the computation of diluted EPS because to do so would have been antidilutive.