Form 10-Q
period 2012-06-30
SIMON WORLDWIDE INC
filed 2012-08-13
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 3, 2012, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,981	$8,779
Prepaid expenses and other current assets	76	138

Total current assets	8,057	8,917
Investments	8	9
Other assets	309	321

Total non-current assets	317	330

	$8,374	$9,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49	$73
Accrued expenses and other current liabilities	49	57

Total current liabilities	98	130

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized;
50,611,879 shares issued and outstanding net of 4,002,070 treasury shares at par value at June 30, 2012 and December 31, 2011	506	506
Additional paid-in capital	152,083	152,083
Accumulated deficit	(144,318)	(143,476)
Accumulated other comprehensive income	5	4

Total stockholders’ equity	8,276	9,117

	$8,374	$9,247

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$—
General and administrative expenses	396	433	859	932

Operating loss	(396)	(433)	(859)	(932)
Interest income	2	7	5	15
Other income, net	16	15	16	15

Loss before income taxes	(378)	(411)	(838)	(902)
Income tax (provision) benefit	—	—	(4)	1

Net loss	$(378)	$(411)	$(842)	$(901)

Net loss per share – basic and diluted:
Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	50,612	50,612	50,612	50,612

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(378)	$(411)	$(842)	$(901)
Other comprehensive loss:
Unrealized gain (loss) on investments	3	(1)	1	(2)

Comprehensive loss	$(375)	$(412)	$(841)	$(903)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(842)	$(901)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investment	—	(14)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	72	128
Accounts payable	(24)	(14)
Accrued expenses and other current liabilities	(4)	(23)

Net cash used in operating activities	(798)	(824)

Net cash provided by investing activities:
Proceeds from sale of investment	—	73

	—	73

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(798)	(751)
Cash and cash equivalents, beginning of period	8,779	10,625

Cash and cash equivalents, end of period	$7,981	$9,874

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$3

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

Prior to August 2001, the Company was a multi-national, full service promotional marketing company. In August 2001, McDonald’s Corporation (“McDonald’s”), the Company’s principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald’s promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date

The operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

2. Absence of Operating Business

As a result of the loss of its promotions customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contractual obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of June 30, 2012, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

In April 2012, the Company began providing limited accounting and administrative services to another company controlled by the Company’s largest shareholder. For the three months ended June 30, 2012, the Company earned approximately $16,000 related to these services provided. The arrangement entails providing these services through an undetermined end date, including payments totaling $9,000 for each of the third and fourth quarters. The Company does not consider this arrangement to be part of its recurring operations.

With no revenues from operations, the Company closely monitors and controls its expenditure within a reasonably predictable range. Cash used by operating activities was $1.9 million and $2.3 million in the years ended December 31, 2011 and 2010, respectively. Cash used by operating activities was $.8 million for the six months ended June 30, 2012 and 2011. The Company incurred losses within its continuing operations in 2011 and continues to incur losses in 2012 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at June 30, 2012 to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

3. Long-term Investments

YUCAIPA AEC ASSOCIATES

At June 30, 2012, the Company held an investment in Yucaipa AEC, a limited liability company that is controlled by The Yucaipa Companies. The Company owns 18.23% of and has significant influence over Yucaipa AEC and, accordingly, accounts for its investment under the equity method.

The carrying value of the Company’s investment in Yucaipa AEC totals approximately $8,000 and $9,000 at June 30, 2012, and December 31, 2011, respectively, and is included in the investments line item in the consolidated balance sheets.

OTHER INVESTMENTS

The Company holds an investment in available-for-sale equity securities with a fair value of approximately $23,000 at June 30, 2012, and December 31, 2011, respectively, which is included in the other assets in the accompanying consolidated balance sheets. The cost basis in our available-for-sale securities was approximately $19,000 at June 30, 2012 and December 31, 2011. Total unrealized gain in accumulated other comprehensive income approximated $5,000 and $4,000 at June 30, 2012, and December 31, 2011. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

4. Earnings Per Share

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 50,611,879 weighted average shares outstanding for the three and six months ended June 30, 2012 and 2011, respectively. In addition, there were 55,000 weighted average shares related to stock options exercisable for the three months ended June 30, 2012 and 2011, respectively, and there were 55,000 and 57,459 weighted average shares related to stock options exercisable for the six months ended June 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a net loss for each period presented.

5. Income Taxes

The Company had a current state provision (benefit) for income taxes of $4,000 and $(1,000) for the six months ended June 30, 2012 and 2011, respectively.

The Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $35.3 million and $35.0 million is required at June 30, 2012, and December 31, 2011, respectively. The increase in valuation allowance is primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of June 30, 2012, and December 31, 2011, were as follows (in thousands):

	June 30, 2012	December 31, 2011
Deferred tax assets:
Net operating losses	$28,546	$28,196
Capital losses	6,173	6,173
Other asset reserves	2,334	2,335
AMT credit	649	649
Accrued expenses	12	9

Total deferred tax assets	37,714	37,362
Valuation allowance	(35,295)	(34,968)

	2,419	2,394

Deferred tax liabilities:
State deferreds	(2,419)	(2,394)

Total deferred tax liabilities	(2,419)	(2,394)

Net deferred taxes	$—	$—

As of December 31, 2011, the Company had federal NOLs of approximately $72.1 million and post-apportionment state NOLs of approximately $41.0 million, respectively. The Company also has pre-apportionment NOLs from New York State and New York City totaling $104 million at December 31, 2011. Since the Company has limited revenue-generating operations, the apportionment factor is zero and thus no deferred tax asset is recognized. The NOLs from New York State and New York City carry forward for 20 years (expiring between 2021 and 2031). If the Company were to commence operations in New York State or New York City in future years, the apportionment factor would exceed zero resulting in deferred tax assets for which realization would be assessed.

Because of our current lack of significant operations, we have established a valuation allowance for the entire amount of federal and state NOLs as it is unlikely that we can realize these deferred tax benefits in the future. Based on such review, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	June 30,
	2012	2011
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	39.2	39.5
Life insurance	0.6	0.4
Minimum tax	0.5	(0.1)

	0.5%	0.0%

6. Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2012, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

As a result of the loss of its promotions customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date.

In April 2012, the Company began providing limited accounting and administrative services to another company controlled by the Company’s largest shareholder. The arrangement entails providing these services through an undetermined end date, including payments totaling $9,000 for each of the third and fourth quarters. The Company does not consider this arrangement to be part of its recurring operations.

As of June 30, 2012, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.

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

The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful. Considering our current cash position of $8.0 million at June 30, 2012 and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

The Company generated no sales or gross profits in continuing operations during the three months ended June 30, 2012 and 2011.

General and administrative expenses of $.4 million are comparable between the three months ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

The Company generated no sales or gross profits in continuing operations during the six months ended June 30, 2012 and 2011.

General and administrative expenses of $.9 million are comparable between the six months ended June 30, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $8.0 million and $8.8 million at June 30, 2012, and December 31, 2011, respectively.

Net cash used in operating activities during the six months ended June 30, 2012, totaled $.8 million primarily due to a loss from continuing operations. Net cash used in operating activities during the six months ended June 30, 2011, totaled $0.8 million primarily due to a net loss in operating activities partially offset by a net change in working capital items.

There were no investing or financing activities during the six months ended June 30, 2012. Net cash received from investing activities from investing activities during the six months ended June 30, 2011, totaled $73,000 which related to the sale of one of the Company’s equity investments.

There were no financing activities during the six months ended June 30, 2012 and 2011.

The Company has a letter of credit totaling approximately $36,000 at June 30, 2012, which supports the Company’s periodic payroll obligations and is considered restricted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.6(6)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7(6)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(7)	Restated Certificate of Incorporation of the Registrant

3.2(6)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(4)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.29(5)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(6)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(6)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(6)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, furnished herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 23, 2008, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2012	SIMON WORLDWIDE, INC.
/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer
(duly authorized signatory)