Form 10-Q
period 2012-09-30
SIMON WORLDWIDE INC
filed 2012-11-13
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 2, 2012, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,674	$8,779
Prepaid expenses and other current assets	44	138

Total current assets	7,718	8,917
Investments	8	9
Other assets	306	321

Total non-current assets	314	330

	$8,032	$9,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18	$73
Accrued expenses and other current liabilities	42	57

Total current liabilities	60	130

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 50,611,879 shares issued and outstanding net of 4,002,070 treasury shares at par value at September 30, 2012 and December 31, 2011	506	506
Additional paid-in capital	152,083	152,083
Accumulated deficit	(144,625)	(143,476)
Accumulated other comprehensive income	8	4

Total stockholders’ equity	7,972	9,117

	$8,032	$9,247

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$—
General and administrative expenses	318	537	1,177	1,470

Operating loss	(318)	(537)	(1,177)	(1,470)
Interest income	2	5	7	21
Other income, net	9	—	25	15
Equity in Yucaipa AEC loss	—	(2)	—	(2)

Loss before income taxes	(307)	(534)	(1,145)	(1,436)
Income tax (provision) benefit	—	—	(4)	1

Net loss	$(307)	$(534)	$(1,149)	$(1,435)

Net loss per share – basic and diluted:
Loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	50,612	50,612	50,612	50,612

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(307)	$(534)	$(1,149)	$(1,435)

Other comprehensive loss:
Unrealized gain (loss) on investments	3	(3)	4	(5)

Comprehensive loss	$(304)	$(537)	$(1,145)	$(1,440)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,149)	$(1,435)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in Yucaipa AEC loss	—	2
Gain on sale of investment	—	(14)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	111	239
Accounts payable	(55)	7
Accrued expenses and other current liabilities	(12)	(25)

Net cash used in operating activities	(1,105)	(1,226)

Net cash provided by investing activities:
Proceeds from sale of investment	—	73

	—	73
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(1,105)	(1,153)
Cash and cash equivalents, beginning of period	8,779	10,625

Cash and cash equivalents, end of period	$7,674	$9,472

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$3

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

The operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

2. Absence of Operating Business

As a result of the loss of its promotions customers, the Company no longer has any operating business. Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contractual obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of September 30, 2012, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

In April 2012, the Company began providing limited accounting and administrative services to another company controlled by the Company’s largest shareholder. For the three and nine months ended September 30, 2012, the Company earned approximately $9,000 and $25,000, respectively, related to these services provided. The arrangement entails providing these services through an undetermined end date, including payments totaling $9,000 for the fourth quarter. The Company does not consider this arrangement to be part of its recurring operations.

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by operating activities was $1.9 million and $2.3 million in the years ended December 31, 2011 and 2010, respectively. Cash used by operating activities was $1.1 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively. The Company incurred losses within its continuing operations in 2011 and continues to incur losses in 2012 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at September 30, 2012 to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

3. Earnings Per Share

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 50,611,879 weighted average shares outstanding for the three and nine months ended September 30, 2012 and 2011. In addition, there were 55,000 weighted average shares related to stock options exercisable for the three months ended September 30, 2012 and 2011, and there were 55,000 and 56,630 weighted average shares related to stock options exercisable for the nine months ended September 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a net loss for each period presented.

4. Income Taxes

The Company had a current state provision (benefit) for income taxes of $4,000 and $(1,000) for the nine months ended September 30, 2012 and 2011, respectively.

The Company periodically evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $35.4 million and $35.0 million is required at September 30, 2012, and December 31, 2011, respectively. The increase in valuation allowance is primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of September 30, 2012, and December 31, 2011, were as follows (in thousands):

	September 30, 2012	December 31, 2011
Deferred tax assets:
Net operating losses	$28,676	$28,196
Capital losses	5,928	6,173
Other asset reserves	2,330	2,335
AMT credit	649	649
Accrued expenses	13	9

Total deferred tax assets	37,596	37,362
Valuation allowance	(35,189)	(34,968)

	2,407	2,394

Deferred tax liabilities:
State deferreds	(2,407)	(2,394)

Total deferred tax liabilities	(2,407)	(2,394)

Net deferred taxes	$—	$—

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	September 30,
	2012	2011
Federal tax (benefit) rate	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	39.2	37.4
Life insurance	0.6	2.4
Minimum tax	0.3	—

	0.3%	0.0%

5. Subsequent Events

The Company has completed an evaluation of all subsequent events through the issuance date of these financial statements, and concluded there were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2012, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

In April 2012, the Company began providing limited accounting and administrative services to another company controlled by the Company’s largest shareholder. The arrangement entails providing these services through an undetermined end date, including payments totaling $9,000 for the fourth quarter. The Company does not consider this arrangement to be part of its recurring operations.

As of September 30, 2012, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.

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

The Board of Directors continues to consider various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions and will continue to do so until it can determine a course of action going forward to best benefit all shareholders. The Company cannot predict when the Board of Directors will have developed a proposed course of action or whether any such course of action will be successful. Considering our current cash position of $7.7 million at September 30, 2012 and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

The Company generated no sales or gross profits in continuing operations during the three months ended September 30, 2012 and 2011.

General and administrative expenses totaled $.3 million during the three months ended September 30, 2012, compared to $.5 million during the three months ended September 30, 2011. The decrease is primarily due to a reduction in director fees.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

The Company generated no sales or gross profits in continuing operations during the nine months ended September 30, 2012 and 2011.

General and administrative expenses totaled $1.2 million during the nine months ended September 30, 2012, compared to $1.5 million during the nine months ended September 30, 2011. The decrease is primarily due to a reduction in director fees and rent expense.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $7.7 million and $8.8 million at September 30, 2012, and December 31, 2011, respectively.

Net cash used in operating activities during the nine months ended September 30, 2012 and 2011, totaled $1.1 million and $1.2 million, respectively, primarily due to a loss from continuing operations partially offset by a net change in working capital items.

There were no investing or financing activities during the nine months ended September 30, 2012. Net cash received from investing activities from investing activities during the nine months ended September 30, 2011, totaled $73,000 which related to the sale of one of the Company’s equity investments.

There were no financing activities during the nine months ended September 30, 2012 and 2011.

The Company has a letter of credit totaling approximately $36,000 at September 30, 2012, which supports the Company’s periodic payroll obligations and is considered restricted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2012	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer
(duly authorized signatory)