Form 10-K
period 2012-12-31
SIMON WORLDWIDE INC
filed 2013-03-29
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☑

At June 30, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant was $1,155,810.

At March 20, 2013, 50,611,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2012, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

During the second quarter of 2002, the discontinued activities of the Company, consisting of revenues, operating costs, certain general and administrative costs and certain assets and liabilities associated with the Company’s promotions business, were classified as discontinued operations for financial reporting purposes. In October 2010, the Company settled the remaining liability in its discontinued promotions business which was a post-employment obligation. At December 31, 2012 and 2011, the Company had stockholders’ equity of $7.6 million and $9.1 million, respectively. With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used in operating activities was $1.5 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. The Company incurred losses in 2012 and continues to incur losses in 2013 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash which had been received pursuant to the settlement of the Company’s litigation with McDonald’s in 2004, $2.1 million received from Yucaipa AEC Associates, LLC (“Yucaipa AEC”) in July 2008 and March 2009, and $1.75 million received in August 2008 in settlement of the Company’s lawsuit against PricewaterhouseCoopers LLC, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel. The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the

Company announced in a current report of Form 8-K that it, together with Richard Beckman, Joel Katz and OA3 had entered into the limited liability company agreement (the “Operating Agreement”) of Three Lions Entertainment, LLC (“Three Lions”). Pursuant to the Operating Agreement, the Company made an initial capital contribution of $3,150,000 with respect to membership units representing 60% of the voting power of Three Lions. The membership units received by the Company represent a 60% interest in the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company has the ability to, but is not required to, make certain additional capital contributions. If the Company does not make additional contributions, OA3 is obligated to make such contributions in the amounts that would otherwise be made by the Company. If OA3 makes such contributions, OA3 will receive a proportionate interest in Three Lions, subject to certain exceptions. The Company cannot predict whether such course of action will be successful.

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

In 2010, Overseas Toys, L.P. completed a tender offer for all shares of the Company not owned by Overseas Toys, L.P. As a result of the 2010 tender offer, the officers of the Company were not required to dissolve and liquidate the Company as would have been required under the Recapitalization Agreement if such tender offer had not been consummated.

Item 1A. Risk Factors

The following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the Company’s current year and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Uncertain Outlook

The Company no longer has any revenue generating business. The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the Company announced in a current report of Form 8-K that it, together with Richard Beckman, Joel Katz and OA3 had entered into the Operating Agreement of Three Lions. Pursuant to the

Operating Agreement, the Company made an initial capital contribution of $3,150,000 with respect to membership units representing 60% of the voting power of Three Lions. The membership units received by the Company represent a 60% interest in the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company has the ability to, but is not required to, make certain additional capital contributions. If the Company does not make additional contributions, OA3 is obligated to make such contributions in the amounts that would otherwise be made by the Company. If OA3 makes such contributions, OA3 will receive a proportionate interest in Three Lions, subject to certain exceptions. The Company cannot predict whether such course of action will be successful.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In September 2011, the Company signed a 12-month lease agreement for 2,000 square feet of office space in Irvine, California, with a monthly rent of approximately $3,700, into which the Company relocated its remaining scaled-down operations. In March 2012, this lease was extended an additional 12-months through August 2013 at a monthly rent of approximately $3,800. For a summary of the Company’s minimum rental commitments under all non-cancelable operating leases as of December 31, 2012, see Notes to Consolidated Financial Statements.

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

	2012		2011
	High	Low	High	Low
First quarter	$0.14	$0.10	$0.33	$0.20
Second quarter	0.10	0.10	0.24	0.15
Third quarter	0.14	0.10	0.20	0.14
Fourth quarter	0.12	0.09	0.14	0.12

As of March 20, 2013, the Company had approximately 341 holders of record of its common stock. The last reported sale price of the Company’s common stock on March 20, 2013, was $0.11.

The Company has never paid cash dividends, other than series A preferred stock distributions in 2000 and stockholder distributions of Subchapter S earnings during 1993 and 1992.

On April 26, 2010, the Company purchased 3,589,201 shares of its outstanding common stock from Everest Special Situations Fund L.P., formerly the Company’s second largest shareholder, for $1,256,220. These shares are held by the Company as treasury stock resulting in 50,611,879 shares outstanding as of December 31, 2012.

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

Management applies the following critical accounting policies in the preparation of the Company’s consolidated financial statements:

Long-Term Investments

The Company’s accounting policy for long-term investments is considered critical because long-term investments are one of the Company’s most material assets other than cash and cash equivalents.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. Instead, the new amendments require an organization to: 1) Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period; and 2) Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet instead of directly to income or expenses.

ASU No. 2013-02 will be effective for the Company beginning January 1, 2013. The Company does not expect this adoption to have a material effect on the Company’s consolidated statements of financial position or results of operations.

Results of Operations

Operations consist of activities required to maintain the Company’s current corporate infrastructure that will enable the Board of Directors to pursue various alternative courses of action going forward. Operational costs primarily consist of the salaries and benefits of executive management and corporate finance staff, professional fees, board of director fees, and space and facility costs.

2012 Compared to 2011

There were no revenues during 2012 and 2011.

General and administrative expenses totaled $1.6 million in 2012 compared to $2.0 million in 2011. The decrease can be primarily attributed to a reduction in director fees and labor costs.

Interest income totaled $9,000 in 2012 compared to $25,000 in 2011. The decrease is primarily due to reductions in average cash balances and average interest rates in 2012 when compared to 2011.

Other income totaled $34,000 in 2012 and $15,000 in 2011. The amount for 2012 relates to the Company providing limited accounting and administrative services to another company controlled by the Company’s largest shareholder. The arrangement entails providing these services through an undetermined end date, including payments totaling $9,000 for the first quarter of 2013. The Company does not consider this arrangement to be part of its recurring operations. The amount for 2011 related to investment income and was the result of a sale of the Company’s remaining equity investment in a technology related company that had a cost basis of $59,000.

Equity in Yucaipa AEC (loss) earnings totaled $(9,000) for 2012 and $1,000 for 2011. The Company expects this investment to be liquidated during 2013 and does not expect any future economic benefit prior to its liquidation. Accordingly, the book value of the investment is $0 at December 31, 2012.

Liquidity and Capital Resources

The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company’s cash position. The Company incurred losses in 2012 and continues to incur losses in 2013 for the general and administrative expenses incurred to manage the affairs of the Company. Inasmuch as the Company no longer generates operating income, the source of current and future working capital is expected to be cash on hand and proceeds from the sale of its remaining long-term investments. Management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the Company announced in a current report of Form 8-K that it, together with Richard Beckman, Joel Katz and OA3 had entered into the limited liability company agreement (the “Operating Agreement”) of Three Lions Entertainment, LLC (“Three Lions”). Pursuant to the Operating Agreement, the Company made an initial capital contribution of $3,150,000 with respect to membership units representing 60% of the voting power of Three Lions. The membership units received by the Company represent a 60% interest in the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company has the ability to, but is not required to, make certain additional capital contributions. If the Company does not make additional contributions, OA3 is obligated to make such contributions in the amounts that would otherwise be made by the Company. If OA3 makes such contributions, OA3 will receive a proportionate interest in Three Lions, subject to certain exceptions. The Company cannot predict whether such course of action will be successful. Considering our current cash position of $7.3 million at December 31, 2012 and our average spending to support operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

Working capital at December 31, 2012 and 2011 was $7.3 million and $8.8 million, respectively.

Net cash used in operating activities during 2012 and 2011 totaled $1.5 million and $1.9 million, respectively, primarily due to a loss from operations resulting from the general and administrative expenses to manage the affairs of the Company.

There was no cash provided by investing activities during 2012. Net cash received from investing activities during 2011 totaled $73,000 due to the sale of one of the Company’s equity investments.

There were no financing cash flows during 2012 and 2011.

The Company is also involved in other litigation and legal matters from time to time in the ordinary course of business in which it is the plaintiff. The Company does not believe that the ultimate resolution of these other litigation and legal matters, if any, will have a material adverse effect on its financial condition, results of operations, or net cash flows. However, the results of legal proceedings cannot be predicted with certainty. During 2012, there were no litigation or legal matters settled. Thus, there was no impact on the Company’s financial condition, results of operations, or net cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer and principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2012, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

The following table sets forth the names and ages of the Directors, and the years in which each individual has served as a director:

Name	Age	Class	Year Term Expires	Service as Director
Joseph W. Bartlett	79	I	2009	1993 to present
Allan I. Brown	72	I	2009	1999 to present
Greg Mays	66	II	2010	2004 to present
Bradford Nugent	33	II	2010	2009 to present
Ira Tochner	51	II	2010	2006 to present
Terrence Wallock	68	III	2008	2006 to present

No stockholders meeting to elect directors has been held since 2007. In accordance with Delaware law and the Company’s by-laws, the directors’ terms continue until their successors are elected and qualified.

There were four meetings of the Board of Directors held during 2012.

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

Mr. Wallock is an attorney, consultant, and private investor. He serves as the Company’s secretary and acting general counsel and has served as a director of the Company since 2006 due to his considerable experience in corporate restructurings, mergers and acquisitions, and corporate governance matters. Prior to engaging in a consulting and private legal practice in 2000, he served a number of public companies as senior executive and general counsel, including Denny’s Inc., The Vons Companies, Inc., and Ralphs Grocery Company. Mr. Wallock also serves on the Board of Trustees of Americold Realty Trust and on the Board of Managers of New Market Impressions LLC and TEN Media LLC. He previously served on the Board of Directors of the Great Atlantic and Pacific Tea Company.

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

The Audit Committee does not currently have a “financial expert,” as defined in the rules of the Securities and Exchange Commission, and required under rules applicable to national stock exchanges because the Company is no longer listed on a national stock exchange. On May 3, 2002, the Company’s stock was delisted by Nasdaq due to the fact that the Company’s stock was trading at a price below the minimum Nasdaq requirement. In the event the Company should ever qualify and seek relisting, the Company would be required to have an audit committee financial expert. The Audit Committee held four meetings during 2012.

The Compensation Committee

The Compensation Committee members are Messrs. Bartlett and Brown (chairman). Messrs. Bartlett and Brown meet the independence requirements promulgated by the SEC. The Compensation Committee’s responsibilities include the discharge of the Board’s responsibilities relating to the compensation of the Company’s directors, officers, and key employees, the administration of any incentive compensation and stock plan, the review and recommendation to the Board of the Company’s Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and the production of an annual report on executive compensation for inclusion in the Company’s proxy statement or 10-K in accordance with applicable rules and regulations. While there were no meetings held by the Compensation Committee during 2012, the full Board acted on compensation matters by unanimous written consent once during 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock on an as-converted basis (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2012, and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2012.

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

Setting Executive Compensation

The Company did not make any change to the compensation arrangements existing prior to the beginning of 2012 for the Company’s executive officers, as the Compensation Committee determined that the existing arrangements were structured to achieve the key objectives outlined above, which the Compensation Committee believes will ultimately enhance shareholder value.

In establishing the compensation arrangements that were continued in 2012, the Compensation Committee considered various factors in determining the amount of compensation, including wind-down of the Company’s former promotions business operations, additional responsibilities and potential liabilities assumed resulting from the Sarbanes-Oxley Act of 2002, the completion of projects critical to the Company’s long-term success, and the Company’s need to retain experienced executives, knowledgeable about the Company for ongoing administration as well as future opportunities. These factors, however, were not assigned individual mathematical weights when the Compensation Committee made such determinations, and therefore, such determinations were based on the Compensation Committee’s judgment as to what is reasonable and appropriate. While the Compensation Committee considered general market trends in setting compensation levels under the Executive Services Agreements, it did not benchmark compensation levels to specific companies.

2012 Executive Compensation Components

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

The Company has historically made equity awards to its directors and executive officers, though did not make any such awards in 2012 as the Compensation Committee believed that the key objectives of compensation outlined above were more appropriately satisfied by cash compensation, paid currently, pending a refocus of the Company’s business. The Company does not have any program, plan, or practice of timing option grants to its executives in coordination with the release of material non-public information and did not have any such program, plan, or practice during 2012.

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

Summary Compensation Table

The following table sets forth the compensation the Company paid or earned by the individual who served as principal executive officer and principal financial officer during the year. The Company had no other executive officers. During 2012 and 2011, there were no bonuses, stock awards, option awards, non-equity incentive plan compensation, pension earnings, or non-qualified deferred compensation earnings.

Name	Year	(a) Salary	(b) All Other Compensation		Total
Greg Mays	2012	$114,808	$37,731	(c)	$152,539
Chief Executive Officer, Chief Financial Officer, and Director	2011	210,000	58,000	(d)	268,000

(a)	All cash compensation received in capacity as an executive officer consists of salary.
(b)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted because the aggregate amount of such perquisites and other personal benefits was less than $10,000.
(c)	Amount consists of $31,731 for board retainer and $6,000 for board meeting fees.
(d)	Amount consists of $50,000 for board retainer and $8,000 for board meeting fees.

Grants of Plan-Based Awards

There were no grants of equity or non-equity plan-based awards during the last fiscal year.

Executive Services Agreements with Officers

In May 2003, the Company entered into an Executive Services Agreement with Mr. Mays. The purpose of the Agreement was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of an experienced executive knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreement provided for compensation at the rate of $4,040 per week to Mr. Mays. Additional hourly compensation is provided after termination of the Agreement and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2012, no such additional payments were made. The Agreement provides for the payment of health insurance benefits and for mutual releases upon termination.

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

Health benefits provided during 2012 by the Company to Mr. Mays totaled $30,006.

Outstanding Equity Awards at Fiscal Year-End

The following table includes information relating to the value of all unexercised options previously awarded to the executive officers named above as of December 31, 2012. In addition, there were no unexercisable options, unearned options, or stock awards outstanding as of December 31, 2012.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Greg Mays Chief Executive Officer, Chief Financial Officer, and Director	10,000	$0.10	05/09/13

Option Exercises and Stock Vested

There were no options exercised by the executive officer named above during the year ended December 31, 2012. In addition, the Company did not make any stock awards and there was no vesting of stock awards during 2012.

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

Health Insurance Benefits:

In the event of voluntary or involuntary termination or a change in control, Mr. Mays would be eligible to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of employment at substantially the same benefit level as provided during employment in the approximate amount of $25,300, paid in monthly installments over an 18-month period.

Directors’ Compensation

On August 20, 2012, the Company suspended all compensation arrangements to Directors. The following table provides compensation information for 2012 for each member of our Board of Directors except for board members already disclosed in the Summary Compensation table above. Also during 2012, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, non-qualified deferred compensation earnings, or other compensation:

Name	(a) Fees Earned or Paid in Cash		Total
Joseph Bartlett	$60,491	(b)	$60,491
Allan Brown	57,404	(c)	57,404
Bradford Nugent	31,731	(d)	31,731
Ira Tochner	37,731	(e)	37,731
Terry Wallock	37,731	(f)	37,731

(a)	Until August 20, 2012, directors were paid an annual retainer of $50,000 and received a fee of $2,000 for each Board of Directors, Audit and Compensation Committee meeting attended. Also until August 20, 2012, the chairmen of the Audit and the Compensation Committees also received annual retainers of $7,500 and $5,000, respectively, plus an additional $500 for each committee meeting they chaired.
(b)	Amount consists of $31,731 for board retainer, $6,000 for board meeting fees, $7,500 for Audit Committee meeting fees, $10,500 in other board fees, and $4,760 for Audit Committee chair fee. Mr. Bartlett held 20,000 stock options, all of which were vested, at December 31, 2012.
(c)	Amount consists of $31,731 for board retainer, $6,000 for board meeting fees, $6,000 for Audit Committee meeting fees, $10,500 in other board fees, and $3,173 for Compensation Committee chair fee. Mr. Brown held 20,000 stock options, all of which were vested, at December 31, 2012.
(d)	Amount consists of board retainer.
(e)	Amount consists of $31,731 for board retainer and $6,000 for board meeting fees.
(f)	Amount consists of $31,731 for board retainer and $6,000 for board meeting fees. Mr. Wallock held 5,000 stock options, all of which were vested, at December 31, 2012.

Executive Services Agreements with Directors

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, and Wallock. The purpose of the agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2011, no such additional payments were made. The agreements provide for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr. Wallock, May 27, 2006, the agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. By amendment dated November 10, 2008, the Agreement with Mr. Wallock was further amended to comply with Section 409A of the Internal Revenue Code by deleting the right by Mr. Wallock to resign and receive any lump sum payments. On August 20, 2012, the Company suspended all compensation for director service, which included the Executive Services Agreements with Messrs. Bartlett and Brown described above. Under the amendments health benefits may be continued under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of services.

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

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2012 Form 10-K. Based on such reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of the Company’s common stock at March 20, 2013. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company’s common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock:

Name and Address Of Beneficial Owner (a)	Number of Shares Of Common Stock Beneficially Owned	Percentage Of Class
Overseas Toys, L.P. (b)(c)(d) Multi-Accounts, LLC OA3, LLC Ronald W. Burkle	41,763,668	82.5%

(a)	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 20, 2013, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock.
(b)	As the sole general partner of Overseas Toys, L.P. (“Overseas Toys”), Multi-Accounts, LLC (“Multi-Accounts”) may be deemed to beneficially own the shares held by Overseas Toys. As the managing member of Multi-Accounts, OA3, LLC (“OA3”) may be deemed to beneficially own the shares held by Overseas Toys. As the managing member of OA3, Ronald Burkle may be deemed to beneficially own the shares held by Overseas Toys. Each of Multi-Accounts, OA3 and Mr. Burkle disclaims ownership of such shares except to the extent of its or his pecuniary interest therein. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.
(c)	Based on 50,611,879 shares of common stock outstanding as of March 20, 2013.
(d)	The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.

Security Ownership of Management

The following table sets forth information at March 20, 2013, regarding the beneficial ownership of the Company’s common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of March 20, 2013) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company’s directors and persons performing the roles of executive officers as a group:

Name and Address Of Beneficial Owner (a)	Number of Shares Of Common Stock Beneficially Owned	Percentage Of Class (b)
Allan I. Brown (c)	1,133,023	2.2%
Joseph W. Bartlett (d)	20,000	*
Greg Mays (e)	10,000	*
Bradford Nugent	—	—
Ira Tochner	—	—
Terrence Wallock (f)	5,000	*
All directors and executive officers as a group (6 persons)	1,168,023	2.3%

*	Represents less than 1%
(a)	The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 18952 MacArthur Boulevard Suite 470, Irvine, California, 92612. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 20, 2013, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights.
(b)	Based on 50,611,879 shares of common stock outstanding as of March 20, 2013.
(c)	Includes 20,000 shares issuable pursuant to stock options exercisable within 60 days of March 20, 2013. Mr. Brown has the sole power to vote, or to direct the vote of, and the sole power to dispose, or to direct the disposition of, 1,113,023 shares of common stock.
(d)	The 20,000 shares are issuable pursuant to stock options exercisable within 60 days of March 20, 2013.
(e)	The 10,000 shares are issuable pursuant to stock options exercisable within 60 days of March 20, 2013.
(f)	The 5,000 shares are issuable pursuant to stock options exercisable within 60 days of March 20, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012, regarding the Company’s 1993 Omnibus Stock Plan (the “1993 Plan”). The Company’s stockholders previously approved the 1993 Plan and all amendments that were subject to stockholder approval. As of December 31, 2012, options to purchase 55,000 shares of common stock were outstanding under the 1993 Plan. The 1993 Plan expired in May 2003, except as to options outstanding.

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Stock Options	Weighted- Average Exercise Price of Outstanding Stock Options	Number of Shares of Common Stock Available for Future Issuance (excluding those in column (a)) Under the Stock Option Plans
Plans Approved by Stockholders	55,000	$.10 per share	None
Plans Not Approved by Stockholders	Not applicable	Not applicable	Not applicable
Total	55,000	$.10 per share	None

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

Item 14. Principal Accountant Fees and Services

The following table presents fees, including reimbursement for expenses, for professional services rendered by Ernst & Young LLP (“EY”):

	Fiscal Year
	2012	2011
	(in thousands)
Audit fees (a)	$136	$130
Audit-related fees (b)	3	4
Tax fees (c)	—	—
All other fees (d)	—	—

Total	$139	$134

(a)	Audit fees are related to the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements, and services normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings and engagements.
(b)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees.
(c)	Tax fees are related to tax compliance, planning, and consulting.
(d)	All other fees are for services other than those reported in the other categories.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

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

March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JOSEPH W. BARTLETT Joseph W. Bartlett	Director	March 29, 2013

/S/ ALLAN I. BROWN Allan I. Brown	Director	March 29, 2013

/S/ GREG MAYS Greg Mays	Director, Chief Executive Officer, and Chief Financial Officer	March 29, 2013

/S/ BRADFORD NUGENT Bradford Nugent	Director	March 29, 2013

/S/ IRA TOCHNER Ira Tochner	Director	March 29, 2013

/S/ TERRENCE WALLOCK Terrence Wallock	Director	March 29, 2013

EXHIBITS

Exhibit Number	Description

2.6(6)	Settlement Agreement and Mutual General Release between Cyrk and Simon dated January 31, 2006

2.7(6)	Subordinated Promissory Note in the principal amount of $1,410,000 from Cyrk to Simon dated January 31, 2006

3.1(7)	Restated Certificate of Incorporation of the Registrant

3.2(6)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(4)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.29(5)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(6)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(6)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(6)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Footnotes:

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 23, 2008, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Simon Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Worldwide, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 29, 2013

PART IV — FINANCIAL INFORMATION

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

(in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,303	$8,779
Prepaid expenses and other current assets	105	138

Total current assets	7,408	8,917
Investments	—	9
Other assets	295	321

Total non-current assets	295	330

	$7,703	$9,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58	$73
Accrued expenses and other current liabilities	49	57

Total current liabilities	107	130

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 54,613,949 shares issued at December 31, 2012 and 2011; 50,611,879 shares outstanding net of 4,002,070 treasury shares at par value at December 31, 2012 and 2011	506	506
Additional paid-in capital	152,083	152,083
Accumulated deficit	(144,998)	(143,476)
Accumulated other comprehensive income	5	4

Total stockholders’ equity	7,596	9,117

	$7,703	$9,247

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

(in thousands, except per share data)

	2012	2011
Revenue	$—	$—
General and administrative expenses	1,552	2,017

Operating loss	(1,552)	(2,017)
Interest income	9	25
Other income	34	15
Equity in Yucaipa AEC (loss) earnings	(9)	1

Loss before income taxes	(1,518)	(1,976)
Income tax provision	(4)	—

Net loss	$(1,522)	$(1,976)

Net loss per share – basic and diluted:
Loss per common share	$(0.03)	$(0.04)

Weighted average shares outstanding	50,612	50,612

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2012 and 2011

(in thousands, except per share data)

	2012	2011
Net loss	$(1,522)	$(1,976)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	1	(3)

Other comprehensive income (loss)	1	(3)

Comprehensive loss	$(1,521)	$(1,979)

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2012 and 2011

(in thousands)

	Common Stock ($.01 Par Value)	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2010	$506	$152,083	$(141,500)	$7	$11,096
Net loss			(1,976)		(1,976)
Other comprehensive loss				(3)	(3)

Balance, December 31, 2011	506	152,083	(143,476)	4	9,117
Net loss			(1,522)		(1,522)
Other comprehensive income				1	1

Balance, December 31, 2012	$506	$152,083	$(144,998)	$5	$7,596

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

(in thousands)

	2012	2011
Cash flows from operating activities:
Net loss	$(1,522)	$(1,976)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in Yucaipa AEC loss (earnings)	9	(1)
Gain on sale of investment	—	(15)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	58	138
Accounts payable	(15)	(62)
Accrued expenses and other current liabilities	(6)	(3)

Net cash used in operating activities	(1,476)	(1,919)

Cash flows from investing activities:
Proceed from sale of investment	—	73

Net cash provided by investing activities	—	73

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(1,476)	(1,846)
Cash and cash equivalents, beginning of period	8,779	10,625

Cash and cash equivalents, end of period	$7,303	$8,779

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$3

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of December 31, 2012, the Company had reduced its workforce to 4 employees from 136 employees as of December 31, 2001.

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by operating activities was $1.5 million and $1.9 million in the years ended December 31, 2012 and 2011, respectively. The Company incurred losses within its operations in 2012 and continues to incur losses in 2013 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at December 31, 2012, to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

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

Stock-Based Compensation

At December 31, 2012, the Company had one stock-based compensation plan. In accordance with Accounting Standards Codification (“ASC”) 718-10-30, the Company accounts for awards of equity instruments at their grant date fair value with the stock-based compensation cost expensed ratably on a straight-line basis over the requisite service period. There were no employee stock-based awards granted or vested during 2012 and 2011.

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

Investments

The Company accounted for its investment in Yucaipa AEC Associates, a related party, using the equity method in accordance with ASC 272-10, “Limited Liability Entities.” In the fourth quarter of 2012, the Company wrote down the carrying value of this investment to zero and discontinued applying the equity-method of accounting as the Company has no additional investment in Yucaipa AEC Associates to absorb further losses.

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

The Company records liabilities related to uncertain tax positions in accordance with ASC 740, which provides guidance in accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for a tax position taken and expected to be taken in a tax return. For tax benefits to be recognized under ASC 740, a tax position must be more likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company does not have a liability for unrecognized tax benefits at December 31, 2012 and 2011, respectively.

Earnings (Loss) Per Common Share

Earnings (loss) per common share have been determined in accordance with the provisions of ASC 260-10, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation (see Note 8).

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. Instead, the new amendments require an organization to: 1) Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income — but only if the item reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period; and 2) Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet instead of directly to income or expenses.

ASU No. 2013-02 will be effective for the Company beginning January 1, 2013. The Company does not expect this adoption to have a material effect on the Company’s consolidated statements of financial position or results of operations.

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

4. Lease Obligations and Other Commercial Commitments

The approximate minimum rental commitments under all noncancelable leases at December 31, 2012, totaled $31,000 and are due in 2013.

Rental expense for all operating leases was approximately $46,000 and $64,000 in 2012 and 2011, respectively. Rent is charged to operations on a straight-line basis.

The Company also has a letter of credit totaling approximately $36,000 at December 31, 2012, which supports the Company’s periodic payroll obligations and is considered restricted.

5. Income Taxes

The Company had no current federal provision for 2012 and 2011, and a state provision for income taxes of $4,000 and $0 for 2012 and 2011, respectively.

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $31.4 million and $35.0 million is required at December 31, 2012 and 2011, respectively. The valuation allowance decreased by $3.5 million primarily due to the expiration of a capital loss carry forward and a decrease in the other asset reserves partially offset by an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of December 31, 2012 and 2011, were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating losses	$28,824	$28,196
Capital losses	3,907	6,173
Other asset reserves	268	2,335
AMT credit	—	649
Deferred compensation	19	9

Total deferred tax assets	33,018	37,362
Valuation allowance	(31,432)	(34,968)

	1,586	2,394
Deferred tax liabilities:
State deferreds	(1,586)	(2,394)

Total deferred tax liabilities	(1,586)	(2,394)

Net deferred taxes	$—	$—

As of December 31, 2012, the Company had federal NOLs of approximately $73.6 million that will expire from 2021 through 2032. The Company had post-apportionment state NOLs of approximately $42.4 million that will expire from 2013 through 2032. The Company also has pre-apportionment NOLs from New York State and New York City totaling $105.1 million at December 31, 2012. Since the Company has no revenue-generating operations, the apportionment factor is zero and thus no deferred tax asset is recognized. The NOLs from New York State and New York City carry forward for 20 years (expiring between 2020 and 2032). If the Company were to commence operations in New York State or New York City in future years, the apportionment factor would exceed zero resulting in deferred tax assets for which realization would be assessed.

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	2012	2011
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	39.1	38.1
Permanent differences	0.7	1.6
Minimum tax	0.3	0.1

	0.3%	0.0%

6. Accrued Expenses and Other Current Liabilities

At December 31, 2012 and 2011, accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued payroll, related items and deferred compensation	$40	$38
Professional and other service providers	—	8
Franchise tax payable	9	11

	$49	$57

7. Stock Plan

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

The following summarizes the status of the Company’s incentive stock options as of December 31, 2012 and 2012 and changes for the years then ended:

	2012		2011
	Shares	Weighted Exercise Price	Shares	Weighted Exercise Price
Outstanding at the beginning of year	55,000	$0.10	60,000	$0.26
Granted	—	—	—	—
Exercised	—	—	—	—
Expired/Forfeited	—	—	(5,000)	2.00

Outstanding at end of year	55,000	0.10	55,000	0.10

Options exercisable at year-end	55,000	0.10	55,000	0.10

Options available for future grant	—		—

Weighted average fair value of options granted during the year	Not applicable		Not applicable

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Price	Aggregate Intrinsic Value
$ 0.10 – $ 0.10	55,000	0.35	$0.10	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.10 on December 31, 2012.

8. Earnings per Share Disclosure

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 50,611,879 weighted average shares outstanding on a basic and diluted basis for the years ended December 31, 2012 and 2011. In addition, there were 55,000 weighted average shares related to stock options exercisable for the years ended December 31, 2012 and 2011, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a net loss for each period presented.

9. Subsequent Event

On March 22, 2013, the Company announced in a current report of Form 8-K that it, together with Richard Beckman, Joel Katz and OA3 had entered into the limited liability company agreement (the “Operating Agreement”) of Three Lions Entertainment, LLC (“Three Lions”). Pursuant to the Operating Agreement, the Company made an initial capital contribution of $3,150,000 with respect to membership units representing 60% of the voting power of Three Lions. The membership units received by the Company represent a 60% interest in the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company has the ability to, but is not required to, make certain additional capital contributions. If the Company does not make additional contributions, OA3 is obligated to make such contributions in the amounts that would otherwise be made by the Company. If OA3 makes such contributions, OA3 will receive a proportionate interest in Three Lions, subject to certain exceptions.