Form 10-Q
period 2013-03-31
SIMON WORLDWIDE INC
filed 2013-05-20
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 20, 2013, 50,646,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,899	$7,303
Prepaid expenses and other current assets	73	105

Total current assets	3,972	7,408
Other assets	293	295
Investment in Three Lions Entertainment, LLC	2,907	—

Total non-current assets	3,200	295

Total assets	$7,172	$7,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69	$58
Accrued expenses and other current liabilities	29	49

Total current liabilities	98	107

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 50,611,879 shares issued and outstanding net of 4,002,070 treasury shares at par value at March 31, 2013 and December 31, 2012	506	506
Additional paid-in capital	152,083	152,083
Accumulated Deficit	(145,521)	(144,998)
Accumulated other comprehensive income	6	5

Total stockholders’ equity	7,074	7,596

Total liabilities and stockholders’ equity	$7,172	$7,703

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Revenue	$—	$—
General and administrative expenses	287	463

Operating loss	(287)	(463)
Interest income	2	3
Other income, net	9	—
Equity in losses of Three Lions Entertainment, LLC	243	—

Loss before income taxes	(519)	(460)
Income tax provision	(4)	(4)

Net loss	$(523)	$(464)

Net loss per share – basic and diluted:
Loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	50,612	50,612

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2013	2012

Net loss	$(523)	$(464)

Other comprehensive gain (loss):
Unrealized gain (loss) on investments	1	(2)

Other comprehensive gain (loss)	1	(2)

Comprehensive loss	$(522)	$(466)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(523)	$(464)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Three Lions Entertainment, LLC	243	—
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	35	40
Accounts payable	11	26
Accrued expenses and other current liabilities	(20)	(21)

Net cash used in operating activities	(254)	(419)

Cash flow from investing activities:
Investment in Three Lions Entertainment, LLC	(3,150)	—

Net cash used in investing activities	(3,150)	—
Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	(3,404)	(419)
Cash and cash equivalents, beginning of period	7,303	8,779

Cash and cash equivalents, end of period	$3,899	$8,360

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$1

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company” or “Simon”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company consolidates all entities that we control by ownership of a majority voting interest as well any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. We eliminate from our financial results all intercompany transactions, including the intercompany transactions with any consolidated VIEs.

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

The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel. The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22,2013, the Company announced in a current report of Form 8-K that it, together with Richard Beckman, Joel Katz and OA3 had entered into the limited liability company agreement (the “Operating Agreement”) of Three Lions Entertainment, LLC (“Three Lions”) on March 18, 2013. Pursuant to the Operating Agreement, the Company made an initial capital contribution of $3.15 million with respect to membership units representing 60% of the interest in the economic returns of Three Lions, a variable interest entity, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company has the ability to, but is not required to, make certain additional capital contributions. If the Company does not make additional contributions, OA3 is obligated to make such contributions in the amounts that would otherwise be made by the Company. If OA3 makes such contributions, OA3 will receive a proportionate interest in Three Lions, subject to certain exceptions. The Company cannot predict whether such course of action will be successful. The business and operations of Three Lions is managed and directed by a five person Executive Board, three of whom the Company has the power to designate. The Executive Board governs under majority vote, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board (“Special Approval”).

The operating results for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Under certain criteria as provided for in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, “Consolidation,” the Company may consolidate a partially-owned affiliate. To determine whether to consolidate a partially-owned affiliate, the Company first determines if the entity is a variable interest entity (VIE). An entity is considered to be a VIE if it has one of the following characteristics: 1) the entity is thinly capitalized; 2) residual equity holders do not control the entity; 3) equity holders are shielded from economic losses or do not participate fully in the entity’s residual economics; or 4) the entity was established with non-substantive voting. If the entity meets one of these characteristics, the Company then determines if it is the primary beneficiary of the VIE. The party with the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and the potential to absorb benefits or losses that could be significant to the VIE is considered the primary beneficiary and consolidates the VIE.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. Instead, the new amendments require an organization to: 1) Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period; and 2) Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet instead of directly to income or expenses.

ASU No. 2013-02 was effective for the Company beginning January 1, 2013, and its adoption did not have a material effect on the Company’s consolidated statements of financial position or results of operations.

2. Operations

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of both March 31, 2013 and December 31, 2012, the Company had 4 employees.

Three Lions intends to pursue the development, production, distribution and other exploitation of shows and events that are broadcast on television and other means of communications. These shows and events initially include branded awards shows that will be created to be aired on television. The Company cannot predict whether such course of action will be successful.

In addition, in April 2012, the Company began providing limited accounting and administrative services to another company controlled by the Company’s largest shareholder. For the three months ended March 31, 2013 and 2012, the Company earned $9,000 and $0, respectively, related to these services provided. The arrangement entails providing these services through an undetermined end date, including payments totaling $36,000 for the second quarter. The Company does not consider this arrangement to be part of its recurring operations.

The Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used in operating activities was $1.5 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. The Company incurred losses in 2012 and continues to incur losses in 2013 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at March 31, 2013 to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

3. Variable Interest Entity (“VIE”)

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Three Lions meets the definition of a variable interest entity as the total equity investment at risk in Three Lions is not sufficient to permit Three Lions to finance its activities without further subordinated financial support by any parties, including the equity holders. Management determined that the entity was a variable interest entity primarily based on the current equity investment at risk in Three Lions totaling $3.34 million compared to capital in excess of that amount deemed necessary to develop and produce content, market and air the first revenue-generating event in 2014. Future capital contributions are required by the Company and the founders of Three Lions within 45 days and 120 days after March 18, 2013. For the Company, contributions of $1.85 million, scheduled for (and made by the Company on April 26, 2013) within 45 days, and $3.5 million within 120 days are required. The founders initially contributed $.185 million on March 18, 2013. In total, the Company’s contributions will total $8.5 million; and the founders’ contributions, which are also scheduled within 45 days and 120 days, will total $.5 million.

As the Company does not currently have sufficient cash on hand to make the final contribution, the Company will seek to raise capital through an offering of Simon Worldwide, Inc.’s common stock, subject to being registered with the U.S. Securities Exchange Commission. In the event that Simon cannot make the last contribution of $3.5 million, OA3 LLC has committed to provided such contribution to Three Lions in exchange for 9% equity interest in Three Lions. Collectively, Simon and OA3 LLC, a related party of Simon, will retain 60% of the interest in the economic returns of Three Lions.

The Company’s equity interests in Three Lions represent variable interests in a VIE. Due to certain requirements under the Operating Agreement of Three Lions, the Company, through its voting rights associated with its LLC units, does not have the sole power to direct the activities of Three Lions that most significantly impact Three Lion’s economic performance and the obligation to absorb losses of Three Lions that could potentially be significant to Three Lions or the right to receive benefits from Three Lions that could potentially be significant to Three Lions. Specifically, the Company shares power with the founders who control the common units of Three Lions to approve budgets and business plans and make key business decisions all of which require unanimous consent from all the executive board members (e.g., three members under Simon’s control and the two founders). As a result, the Company is not the primary beneficiary of Three Lions and thus does not consolidate it. However, the Company has significant influence over Three Lions and therefore, accounts for its ownership interest in Three Lions under the equity method of accounting.

At March 18, 2013, the Company’s initial contribution of $3.15 million is reduced by Simon’s absorption of its share of Three Lions’ operating losses from the period March 18 to March 31, 2013, which brings the carrying value of its Three Lions investment to $2.91 million. Also, as discussed in Note 6, the Company also issued a letter of credit on April 12, 2013 in the amount of $.2 million and with an expiration date of April 15, 2014, to guarantee payments on an office lease obtained by Three Lions. The Company’s investment, and guarantee, related to Three Lions totaled $3.35 million at March 31, 2012, representing the Company’s maximum exposures to loss.

A summary of the assets and liabilities as of March 31, 2013 and operating results for the 13 days then ended (since March 18, 2013, the date of the Operating Agreement), related to Three Lions are as follows (in thousands):

Current assets:
Cash and cash equivalents	$2,568
Prepaid expenses and other current assets	9

Total current assets	2,577
Non-current assets	435

Total assets	3,012
Accounts payable and other current liabilities	82

Total liabilities	82

Net assets	$2,930

Revenue	$—
General and administrative expenses	(405)

Operating loss	(405)

Net loss	$(405)

Creditors of Three Lions do not have recourse against the general credit of the Company, regardless of whether they are accounted for as a consolidated entity.

4. Earnings Per Share

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 50,611,879 weighted average shares outstanding for the three months ended March 31, 2013 and 2012. In addition, there were 55,000 weighted average shares related to stock options exercisable for the three months ended March 31, 2013 and 2012, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a net loss for each period presented.

5. Income Taxes

The Company had a current state provision for income taxes of $4,000 for the three months ended March 31, 2013 and 2012.

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $31.6 million and $31.4 million is required at March 31, 2013 and December 31, 2012, respectively. The valuation allowance increased primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of March 31, 2013, and December 31, 2012, were as follows (in thousands):

	March 31, 2013	December 31, 2012
Deferred tax assets:
Net operating losses	$28,958	$28,824
Capital losses	3,907	3,907
Other asset reserves	267	268
AMT credit	—	—
Accrued expenses	19	19

Total deferred tax assets	33,151	33,018
Valuation allowance	(31,556)	(31,432)

	1,595	1,586
Deferred tax liabilities:
State deferreds	(1,595)	(1,586)

Total deferred tax liabilities	(1,595)	(1,586)

Net deferred taxes	$—	$—

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	March 31,
	2013	2012
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	24.5	39.3
Permanent differences	15.3	0.3
Minimum tax	0.7	0.8

	0.7%	0.6%

6. Subsequent Events

On April 12, 2013, the Company issued a letter of credit in the amount of $.2 million and with an expiration date of April 15, 2014, to guarantee payments on an office lease obtained by Three Lions.

On April 26, 2013, the Company made an second capital contribution to Three Lions in the amount of $1.85 million pursuant to the terms of the Operating Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2013, as compared to the same period in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Associated Risks

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the Company’s December 31, 2012, Form 10-K for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation related to its prior business operations. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date.

The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, together with an acting general counsel. The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22,2013, the Company announced in a current report of Form 8-K that it, together with Richard Beckman, Joel Katz and OA3 had entered into the Operating Agreement of Three Lions. Pursuant to the Operating Agreement, the Company made an initial capital contribution of $3.15 million with respect to membership units representing 60% of the interest in the economic returns of Three Lions, a variable interest entity, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company has the ability to, but is not required to, make certain additional capital contributions. If the Company does not make additional contributions, OA3 is obligated to-make such contributions in the amounts that would otherwise be made by the Company. If OA3 makes such contributions, OA3 will receive a proportionate interest in Three Lions, subject to certain exceptions. The Company cannot predict whether such course of action will be successful. The business and operations of Three Lions is managed and directed by a five person Executive Board, three of whom the Company has the power to designate. The Executive Board governs under simple majority vote, subject to certain significant decisions that require “Special Approval”.

In addition, in April 2012, the Company began providing limited accounting and administrative services to another company controlled by the Company’s largest shareholder. The arrangement entails providing these services through an undetermined end date, including payments totaling $36,000 for the second quarter. The Company does not consider this arrangement to be part of its recurring operations.

As of both March 31, 2013 and 2012, the Company had 4 employees. The Company is currently managed by the Chief Executive Officer and principal financial officer, Greg Mays, and an acting general counsel.

Outlook

The lack of any operating revenue has had and, notwithstanding the Company’s active involvement in Three Lions, will continue to have a substantial adverse impact on the Company’s cash position. The Company incurred losses within its continuing operations in 2012 and continues to incur losses in 2013 for the general and administrative expenses incurred to manage the affairs of the Company. In the near term, the primary source of current and future working capital is expected to be cash on hand and proceeds from the sale of remaining long-term investments. Management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

Considering our current cash position of $3.9 million at March 31, 2013, and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

The Company generated no sales or gross profits in continuing operations during the three months ended March 31, 2013 and 2012.

General and administrative expenses totaled $.3 million during the three months ended March 31, 2013, compared to $.5 million during the three months ended March 31, 2012. The decrease is primarily due to a reduction in director fees and labor costs.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. The Company plans to take steps in the second quarter of 2013 to remove the provisions specific to shared power at which time the Company believes it will become the primary beneficiary and consolidate Three Lions. If consolidated by the Company, Three Lions will significantly increase in the Company’s losses from operations as Three Lions is not expected to generate revenues until 2014.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $3.9 million and $7.3 million at March 31, 2013, and December 31, 2012, respectively. The decrease is due mainly to the fact that on March 18, 2013, the Company contributed $3.15 million to Three Lions pursuant to the terms of the Operating Agreement.

Net cash used in operating activities during the three months ended March 31, 2013, totaled $.3 million primarily due to a loss from continuing operations of $.5 million partially offset by the Company’s investment loss in Three Lions of $0.2 million. Net cash used in operating activities during the three months ended March 31, 2012, totaled $.4 million primarily due to a loss from continuing operations of $.5 million partially offset by a net change in working capital items.

Net cash used in investing activities during the three months ended March 31, 2013, totaled $3.15 million due to the Company’s payments for acquiring membership units in Three Lions. There were no investing activities during the three months ended March 31, 2012.

There were no financing activities during the three months ended March 31, 2013 and 2012.

The Company has a letter of credit totaling approximately $36,000 at March 31, 2013, which supports the Company’s periodic payroll obligations and is considered restricted.

The Company’s contributions to Three Lions will total $8.5 million. The Company has made initial contribution of $3.15 million on March 18, 2013. The second round and third round of contributions of $1.85 million and $3.5 million are scheduled within 45 days and 120 days, respectively, after March 18, 2013. The Company has also made the second round contribution on April 26, 2013. The contribution from noncontrolling interest holders will total $.5 million, of which $.185 million was made on March 18, 2013, and the remaining is also scheduled to be made in two rounds within 45 days and 120 days, respectively, after March 18, 2013. All contributions are supposed to be made on or before July 18, 2013.

As the Company dose not currently have sufficient cash on hand to make the final contribution, the Company will seek to raise capital through an offering of Simon Worldwide, Inc.’s common stock, subject to being registered with the U.S. Securities Exchange Commission. In the event that Simon cannot make the last contribution of $3.5 million, OA3 LLC has committed to make such contribution to Three Lions in exchange for 9% equity interest. Collectively, Simon and OA3 LLC, a related party, will retain 60% of the interest in the economic returns of Three Lions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Limited Liability Company Agreement, dated as of March 18, 2013, by and among Three Lions Entertainment, LLC, Simon and the other parties set forth on the signature pages thereto (incorporated by reference from Current Report on 8-K (File No. 000-21878) filed on March 22, 2013)

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2013	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer and Chief Financial Officer
(duly authorized signatory)