Form 10-Q
period 2013-06-30
SIMON WORLDWIDE INC
filed 2013-08-14
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 5, 2013, 50,646,879 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

EX-31.1
EX-31.2
EX-32
EX-101.INS	XBRL Instance Document
EX-101SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,440	$7,267
Restricted cash	236	36
Prepaid expenses and other current assets	238	105

Total current assets	1,914	7,408
Other assets	301	295
Investment in Three Lions Entertainment, LLC	4,120	—

Total non-current assets	4,421	295

Total assets	$6,335	$7,703

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$97	$58
Accrued expenses and other current liabilities	42	49

Total current liabilities	139	107

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 50,646,879 shares issued and outstanding net of 4,002,070 treasury shares at par value at June 30, 2013 and 50,611,879 shares issued and outstanding net of 4,002,070 treasury shares at December 31, 2012	506	506
Additional paid-in capital	152,087	152,083
Accumulated deficit	(146,418)	(144,998)
Accumulated other comprehensive income	21	5

Total stockholders’ equity	6,196	7,596

Total liabilities and stockholders’ equity	$6,335	$7,703

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$—
General and administrative expenses	322	396	608	859

Operating loss	(322)	(396)	(608)	(859)
Interest income	1	2	2	5
Other income, net	61	16	70	16
Equity in loss of Three Lions Entertainment, LLC	(637)	—	(880)	—

Loss before income taxes	(897)	(378)	(1,416)	(838)
Income tax provision	—	—	(4)	(4)

Net loss	$(897)	$(378)	$(1,420)	$(842)

Net loss per share — basic and diluted:
Loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding	50,625	50,612	50,619	50,612

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(897)	$(378)	$(1,420)	$(842)

Other comprehensive income:
Unrealized gain on investments	15	3	16	1

Other comprehensive income	15	3	16	1

Comprehensive loss	$(882)	$(375)	$(1,404)	$(841)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,420)	$(842)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Three Lions Entertainment, LLC	880	—
Increase in restricted cash	(200)	—
Change in value of other assets	15	18
Increase (decrease) in cash from changes in assets and liabilities:
Prepaid expenses and other current assets	5	54
Accounts payable	39	(24)
Accrued expenses and other current liabilities	(7)	(4)

Net cash used in operating activities	(688)	(798)

Net cash used in investing activities:
Investment in Three Lions Entertainment, LLC	(5,000)	—

Net cash used in investing activities	(5,000)	—

Net cash provided by financing activities:
Equity issuance costs	(143)	—
Proceeds from stock option exercises	4	—

Net cash used in financing activities	(139)	—

Net decrease in cash and cash equivalents	(5,827)	(798)
Cash and cash equivalents, beginning of period	7,267	8,743

Cash and cash equivalents, end of period	$1,440	$7,945

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$3

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company” or “Simon”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior period amounts were reclassified to conform to current period presentation.

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

The Company is currently managed by the Chief Executive Officer, Greg Mays, and principal financial officer, Anthony Espiritu, together with an acting general counsel. The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the Company announced in a current report of Form 8-K that it, together with Richard Beckman, Joel Katz and OA3, LLC (“OA3”) had entered into the limited liability company agreement (the “LLC Agreement”) of Three Lions Entertainment, LLC (“Three Lions”) on March 18, 2013. Pursuant to the LLC Agreement, the Company made an initial capital contribution of $3.15 million with respect to membership units currently representing 60% of the interest in the economic returns of Three Lions, a variable interest entity, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company made a second capital contribution to Three Lions in the amount of $1.85 million on April 26, 2013. The Company has the ability to, but is not required to, make a third and final capital contribution to Three Lions of $3.5 million. If the Company does not make this final $3.5 million contribution, OA3, an affiliate of the Company’s controlling shareholder, is obligated to make such contribution to Three Lions. If OA3 makes such contribution, OA3 will receive a proportionate economic interest in Three Lions, and the Company’s economic interest will be reduced proportionately, subject to certain provisions that entitle the Company to a disproportionate share of the voting power represented by the combined membership interests held by the Company and OA3. The Company cannot predict whether its investment in Three Lions will be successful. The business and operations of Three Lions is managed and directed by a five person Executive Board, three of whom the Company has the power to designate. The Executive Board governs under majority vote, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board (“Special Approval”).

The operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

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

2. Operations

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of both June 30, 2013 and December 31, 2012, the Company had 4 employees.

Three Lions intends to pursue the development, production, distribution and other exploitation of shows and events that are broadcast on television and other means of communications. These shows and events initially include branded awards shows that will be created to be aired on television. The Company cannot predict whether such course of action will be successful.

The Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used in operating activities was $1.5 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. The Company incurred losses in 2012 and continues to incur losses in 2013 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at June 30, 2013 to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

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

Three Lions meets the definition of a variable interest entity as the total equity investment at risk in Three Lions is not sufficient to permit Three Lions to finance its activities without further subordinated financial support by any parties, including the equity holders. Management determined both at the date of the Company’s initial contribution and its second contribution that the entity was a variable interest entity primarily based on the current equity investment at risk in Three Lions totaling $5.3 million, which consists of two contributions by the Company of $3.1 million on March 18, 2013 and $1.9 million on April 26, 2013 and founder contributions of $.3 million, compared to capital in excess of that amount deemed necessary to develop and produce content, market and air the first revenue-generating event in 2014. Future capital contributions are required by the Company (or OA3) and the founders of Three Lions by August 30, 2013. The Company has the option, but not the obligation, to make a third contribution of $3.5 million by August 30, 2013, and if the Company does not make such contribution, OA3 is obligated to do so. The Company has already contributed $5.0 million and the founders have contributed $.3 million. In total, the Company’s (or the Company’s and OA3’s) contributions will total $8.5 million and the founders’ contributions will total $.5 million.

As the Company does not currently have sufficient cash on hand to make the final contribution, the Company will seek to raise capital through an offering of Simon Worldwide, Inc.’s common stock, subject to the registration statement for such offering being declared effective by the U.S. Securities Exchange Commission. If the rights offering is either not consummated, or is consummated but the participation rate in the offering is less than 75% of the total offering amount of approximately $5 million, then it is likely that, without additional financing, the Company will not have sufficient funds to make its final $3.5 million scheduled capital contribution to Three Lions, pay for the offering expenses and have sufficient funds remaining to fund the Company’s near-term operating expenses. In the event that Simon cannot make the last contribution of $3.5 million, OA3 LLC has committed to provide such contribution to Three Lions in exchange for a proportionate economic interest in Three Lions, and the Company’s economic interest would be reduced proportionately, as discussed in more detail below under Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — General.

The Company’s equity interest in Three Lions represents a variable interest in a VIE. Due to certain requirements under the LLC Agreement of Three Lions, the Company, through its voting rights associated with its LLC units, does not have the sole power to direct the activities of Three Lions that most significantly impact Three Lion’s economic performance and the obligation to absorb losses of Three Lions that could potentially be significant to Three Lions or the right to receive benefits from Three Lions that could potentially be significant to Three Lions. Specifically, the Company shares power with the founders who control the common units of Three Lions to approve budgets and business plans and make key business decisions all of which require unanimous consent from all the executive board members (e.g., three members under Simon’s control and the two founders). As a result, the Company is not the primary beneficiary of Three Lions and thus does not consolidate it. However, the Company has significant influence over Three Lions and therefore, accounts for its ownership interest in Three Lions under the equity method of accounting.

Through June 30, 2013, the Company’s total contributions of $5.0 million are reduced by Simon’s absorption of its share of Three Lions’ operating losses from the period March 18 to June 30, 2013, which brings the carrying value of its Three Lions investment to $4.1 million. Also, the Company caused to be issued a cash collateralized bank letter of credit on April 12, 2013 in the amount of $.2 million and with an expiration date of April 15, 2014, to guarantee payments on an office lease obtained by Three Lions. The Company’s investment, and guarantee, related to Three Lions totaled $5.2 million at June 30, 2013, representing the Company’s maximum exposures to loss.

A summary of the assets and liabilities as of June 30, 2013 and operating results for the three months and 13 days then ended (since March 18, 2013, the date of the LLC Agreement), related to Three Lions are as follows (in thousands):

Current assets:
Cash and cash equivalents	$3,162
Prepaid expenses and other current assets	9

Total current assets	3,171
Non-current assets	674

Total assets	3,845
Accounts payable and other current liabilities	42

Total liabilities	42

Net assets	$3,803

Revenue	$—
General and administrative expenses	1,491

Operating loss	(1,491)

Net loss	$(1,491)

Creditors of Three Lions do not have recourse against the general credit of the Company, regardless of whether Three Lions is accounted for as a consolidated entity.

4. Earnings Per Share

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 50,625,121 and 50,618,536 weighted average shares outstanding for the three and six months ended June 30, 2013, respectively, and 50,611,879 weighted average shares outstanding for the three and six months ended June 30, 2012. In addition, there were 36,538 and 45,718 weighted average shares related to stock options exercisable for the three months and six months ended June 30, 2013. However, all such stock options either were exercised or expired during the three months ended June 30, 2013. The effect of the stock options exercised is included in the calculation of weighted average shares outstanding for the three and six months ended June 30, 2013. There were 55,000 weighted average shares related to stock options exercisable for the three and six months ended June 30, 2012, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company had a net loss.

5. Income Taxes

The Company had a current state provision for income taxes of $4,000 for the six months ended June 30, 2013 and 2012.

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $32.0 million and $31.4 million is required at June 30, 2013 and December 31, 2012, respectively. The valuation allowance increased primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of June 30, 2013, and December 31, 2012, were as follows (in thousands):

	June 30, 2013	December 31, 2012
Deferred tax assets:
Net operating losses	$29,371	$28,824
Capital losses	3,907	3,907
Other asset reserves	261	268
Accrued expenses	57	19

Total deferred tax assets	33,596	33,018
Valuation allowance	(31,969)	(31,432)

	1,627	1,586
Deferred tax liabilities:
State deferreds	(1,627)	(1,586)

Total deferred tax liabilities	(1,627)	(1,586)

Net deferred taxes	$—	$—

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

The Company completed a review of any potential limitation on the use of its net operating losses under Section 382 of the Internal Revenue Code on August 9, 2008, and an update to this review on June 7, 2013. Based on such reviews, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses to offset future taxable income, if any, including any income from Three Lions.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	June 30,
	2013	2012
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	34.5	39.2
Permanent differences	5.3	0.6
Minimum tax	0.2	0.5

	0.2%	0.5%

6. Related Party Transactions

In April 2012, the Company began providing limited accounting and administrative services to another company controlled by an affiliate of the Company’s largest shareholder. The Company also began providing accounting services to Three Lions in May 2013. The Company earned $61,000 and $70,000, for the three and six months ended June 30, 2013, and $16,000 for the three and six months ended June 30, 2012, related to the services provided. The arrangements entail providing these services through an undetermined end date, including payments totaling approximately $74,000 for the third quarter. The Company does not consider these arrangements to be part of its recurring operations.

7. Subsequent Event

On July 12, 2013, the members of Three Lions entered into a Member Acknowledgement, Consent and Waiver which extended the deadline for the third capital contributions, including that to be made by the Company (or OA3) to Three Lions in the amount of $3.5 million, from 120 to 165 days after March 18, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2013, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the Company announced in a current report on Form 8-K, as amended by Amendment No. 1 thereto filed by the Company on July 15, 2013 and by Amendment No. 2 thereto filed by the Company on August 7, 2013 (the “TLE 8-K”), that it, together with Richard Beckman, Joel Katz and OA3 had entered into the LLC Agreement of Three Lions. As described in more detail in the TLE 8-K, pursuant to the LLC Agreement, the Company made an initial capital contribution of $3.15 million to acquire 600,000 investor membership units, or investor units, representing 60% of the voting power of Three Lions, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board. The other two initial members of Three Lions, Richard Beckman and Joel Katz, were granted a total of 35,294 investor units in respect of their combined initial capital contributions of $185,294, and a total of 364,706 common units in respect of their establishment of and contributions of property to Three Lions, which investor units and common units represent 40% of the voting power of Three Lions, subject to such unanimous approval provisions.

The 600,000 investor units the Company acquired in respect of its initial capital contribution currently represent a 60% interest in the economic returns of Three Lions, including the right to receive along with the other holders of investor units, in preference over holders of common units, certain priority distributions of 100% of available proceeds of any sale or liquidation transactions and not less than 75% of available cash from operations, in each case as determined by the Executive Board, until such time as the respective capital contributions made by the Company and the other members holding investor units have been recouped in full, at which time the holders of common units would be entitled to receive certain catch-up distributions thereafter until aggregate distributions made match the respective pro rata 63.5%/36.5% percentage interest split between the investor units and the common units. An employee incentive equity pool of non-voting units representing approximately 10% of the fully diluted economic interests of Three Lions has also been established in the LLC Agreement, however none of these non-voting units are currently outstanding. Any issuance of such incentive units or other economic participation rights to Three Lions employees could result in a proportionate dilutive reduction in the Company’s 60% interest in the economic returns of Three Lions of up to 6% in the aggregate, after the return of the Company’s aggregate capital contributions to Three Lions.

Pursuant to the LLC Agreement, the Company made a second capital contribution to Three Lions in the amount of $1,850,000, and Messrs. Beckman and Katz made additional capital contributions to Three Lions totaling $108,824, in April 2013. The Company has the option, but is not required, to make a third and final capital contribution to Three Lions of $3.5 million, and Messrs. Beckman and Katz are required to make final capital contributions to Three Lions totaling $205,882. The Company intends to make this $3.5 million capital contribution to Three Lions following the closing of the rights offering provided that it successfully closes. If the Company does not make this third capital contribution, OA3, an affiliate of the Company’s controlling shareholder, is obligated to make a capital contribution of $3.5 million to Three Lions. OA3 is also obligated under the LLC Agreement to make available to Three Lions, upon the request of its chief executive officer, a revolving loan facility in a principal amount not to exceed $6,000,000 on the terms set forth in the LLC Agreement.

If OA3 makes such contribution, it will acquire a proportionate interest in Three Lions of approximately 247,000 investor units and the Company’s interest in Three Lions will be reduced by an equivalent number of investor units as are issued to OA3. Notwithstanding any such reduction in investor units held by the Company, the LLC Agreement provides that for so long as the Company and OA3 collectively hold at least 51% of the voting membership units in Three Lions (or 510,000 investor units), the Company alone will control at least 51% of the voting power of the members of Three Lions, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board. Additionally, the LLC Agreement provides that the Company has the right to appoint three of the five members of the Executive Board of Three Lions. For so long as the Company and OA3 collectively hold not less than 75% of the membership units collectively held by the Company and OA3 following the third capital contribution described above, and the Company holds not less than 75% of the membership units it held following such third capital contribution, the Company alone shall continue to be entitled to appoint and remove three of the five members of the Executive Board of Three Lions, which governs the business and operations of Three Lions. The Executive Board governs under simple majority vote, subject to certain significant decisions that require Special Approval as described in more detail in the TLE 8-K.

In addition, in April 2012, the Company began providing limited accounting and administrative services to another company controlled by an affiliate of the Company’s largest shareholder. The Company also began providing accounting services to Three Lions in May 2013. The arrangements entail providing these services through an undetermined end date, including payments totaling approximately $74,000 for the third quarter. The Company does not consider these arrangements to be part of its recurring operations.

As of both June 30, 2013 and 2012, the Company had 4 employees. The Company is currently managed by the Chief Executive Officer, Greg Mays, and principal financial officer, Anthony Espiritu, together with an acting general counsel.

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

Considering our current cash position of $1.4 million at June 30, 2013, and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

The Company generated no sales or gross profits during the three months ended June 30, 2013 and 2012.

General and administrative expenses totaled $.3 million during the three months ended June 30, 2013, compared to $.4 million during the three months ended June 30, 2012. The decrease is primarily due to a decrease in director fees.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. If consolidated by the Company, Three Lions will significantly increase the Company’s losses from operations as Three Lions is not expected to generate revenues until 2014.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

The Company generated no sales or gross profits during the six months ended June 30, 2013 and 2012.

General and administrative expenses totaled $.6 million during the six months ended June 30, 2013, compared to $.9 million during the six months ended June 30, 2012. The decrease is primarily due to a decrease in director fees.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. If consolidated by the Company, Three Lions will significantly increase the Company’s losses from operations as Three Lions is not expected to generate revenues until 2014.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1.8 million and $7.3 million at June 30, 2013, and December 31, 2012, respectively. The decrease is due primarily to the fact that on March 18, 2013, and on April 26, 2013, the Company contributed $3.15 million and $1.85 million, respectively, to Three Lions pursuant to the terms of the LLC Agreement.

Net cash used in operating activities during the six months ended June 30, 2013, totaled $.7 million primarily due to a loss from operations of $1.4 million and an increase in restricted cash of $.2 million partially offset by the Company’s investment loss in Three Lions of $.9 million and a net change in working capital items. Net cash used in operating activities during the six months ended June 30, 2012, totaled $.8 million primarily due to a loss from operations.

Net cash used in investing activities during the six months ended June 30, 2013, totaled $5.0 million due to the Company’s payments for acquiring membership units in Three Lions. There were no investing activities during the six months ended June 30, 2012.

Net cash used in financing activities during the six months ended June 30, 2013, totaled $.1 million primarily due to an increase in equity issuance costs. There were no financing activities during the six months ended June 30, 2012.

At June 30, 2013, the Company has letters of credit totaling approximately $236,000 and are considered restricted. Of this amount, $36,000 supports the Company’s periodic payroll obligations and $.2 million guarantees payments on an office lease obtained by the Company’s Three Lions subsidiary.

The Company’s contributions to Three Lions will total $8.5 million, provided that the Company receives sufficient funds to make the final $3.5 million contribution. The Company has made initial contribution of $3.15 million on March 18, 2013. The second contribution of $1.85 million was made on April 26, 2013. The third optional contribution by the Company of $3.5 million is scheduled to be made by August 30, 2013. The contribution from noncontrolling interest holders will total $.5 million, of which $.3 million has already been contributed, and the remaining contribution is scheduled to be made by August 30, 2013.

As the Company does not currently have sufficient cash on hand to make its final $3.5 million contribution, the Company will seek to raise capital through an offering of Simon Worldwide, Inc.’s common stock, subject to the registration statement for such offering being declared effective by the U.S. Securities Exchange Commission. If the rights offering is either not consummated, or is consummated but the participation rate in the offering is less than 75% of the total offering amount of approximately $5 million, then it is likely that, without additional financing, the Company will not have sufficient funds to make its final $3.5 million scheduled capital contribution to Three Lions, pay for the offering expenses and have sufficient funds remaining to fund the Company’s near-

term operating expenses. In such event, the Company will seek to secure alternative financing on acceptable terms, but if the Company is unable to do so, the Company anticipates that it will elect not to make the final $3.5 million capital contribution and instead, in accordance with the provisions of the LLC Agreement, OA3 will be obligated to make such capital contribution and the Company’s economic interest in Three Lions will be diluted proportionately as discussed in more detail above under General. The Company also may seek to renegotiate the terms or timing of its final capital contribution to Three Lions, such as by splitting the final capital contribution with OA3 or to provide the Company with more time to make such contribution, but there can be no assurance that the Company would succeed in doing so or that the other members of Three Lions would agree to such a renegotiation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Except as described below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2013, there was a change in the Company’s internal control over financial reporting, specifically the reporting of an equity method investment. As a result of the Company’s investment in Three Lions, the Company has implemented processes to assess whether an other than temporary impairment exists in its investment in Three Lions and to identify intra-entity transactions and eliminate any such transactions determined to be unrealized from the Company’s financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Limited Liability Company Agreement, dated as of March 18, 2013, by and among Three Lions Entertainment, LLC, Simon and the other parties set forth on the signature pages thereto (incorporated by reference from Current Report on 8-K/A (File No. 000-21878) filed on August 7, 2013)

31.1	Certification of Greg Mays pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

31.2	Certification of Anthony Espiritu pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, furnished herewith

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer
(duly authorized signatory)

Date: August 14, 2013	SIMON WORLDWIDE, INC.

/s/ Anthony Espiritu
Anthony Espiritu
Principal Financial Officer
(duly authorized signatory)