Form 10-Q
period 2013-09-30
SIMON WORLDWIDE INC
filed 2013-11-14
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 8, 2013, 74,501,559 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,229	$7,267
Restricted cash	236	36
Prepaid expenses and other current assets	843	105

Total current assets	2,308	7,408
Other assets	296	295
Investment in Three Lions Entertainment, LLC	3,581	—

Total non-current assets	3,877	295

Total assets	$6,185	$7,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$817	$58
Accrued expenses and other current liabilities	109	49

Total current liabilities	926	107
Stockholders' equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 50,646,879 shares issued and outstanding net of 4,002,070 treasury shares at par value at September 30, 2013 and 50,611,879 shares issued and outstanding net of 4,002,070 treasury shares at December 31, 2012	506	506
Common stock subscribed, 23,854,680 shares	4,940	—
Subscription receivable	(4,940)	—
Additional paid-in capital	152,087	152,083
Accumulated deficit	(147,350)	(144,998)
Accumulated other comprehensive income	16	5

Total stockholders' equity	5,259	7,596

Total liabilities and stockholders’ equity	$6,185	$7,703

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$—
General and administrative expenses	244	318	852	1,177

Operating loss	(244)	(318)	(852)	(1,177)
Interest income	0	2	2	7
Other income, net	74	9	144	25
Equity in loss of Three Lions Entertainment, LLC	(769)	—	(1,649)	—

Loss before income taxes	(939)	(307)	(2,355)	(1,145)
Income tax benefit (provision)	7	—	3	(4)

Net loss	$(932)	$(307)	$(2,352)	$(1,149)

Net loss per share – basic and diluted:
Loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding	50,647	50,612	50,628	50,612

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(939)	$(307)	$(2,352)	$(1,149)
Other comprehensive income:
Unrealized gain on investments, net of tax of $8, $0, $8, and $0, respectively	(5)	3	11	4

Other comprehensive income	(5)	3	11	4

Comprehensive loss	$(944)	$(304)	$(2,341)	$(1,145)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,352)	$(1,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of Three Lions Entertainment, LLC	1,649	—
Increase in restricted cash	(200)	—
Change in value of other assets	23	18
Deferred income tax benefit	(8)	—
Increase (decrease) in cash from changes in assets and liabilities:
Prepaid expenses and other current assets	(517)	93
Accounts payable	529	(55)
Accrued expenses and other current liabilities	60	(12)

Net cash used in operating activities	(816)	(1,105)
Net cash used in investing activities:
Investment in Three Lions Entertainment, LLC	(5,000)	—

Net cash used in investing activities	(5,000)	—
Net cash used in financing activities:
Equity issuance costs	(226)	—
Proceeds from stock option exercises	4	—

Net cash used in financing activities	(222)	—

Net decrease in cash and cash equivalents	(6,038)	(1,105)
Cash and cash equivalents, beginning of period	7,267	8,743

Cash and cash equivalents, end of period	$1,229	$7,638

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$3

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Background and Basis of Presentation

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

The Company consolidates all entities that it controls by ownership of a majority voting interest as well any variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company eliminates from its financial results all intercompany transactions, including the intercompany transactions with any consolidated VIEs.

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

The Company is managed by the Chief Executive Officer, Greg Mays, and Chief Financial Officer, Anthony Espiritu, together with an acting general counsel. The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the Company announced in a current report on Form 8-K that it, together with Richard Beckman, Joel Katz and OA3, LLC (“OA3”), had entered into the limited liability company agreement (the “LLC Agreement”) of Three Lions Entertainment, LLC (“Three Lions”) on March 18, 2013. Pursuant to the LLC Agreement, the Company made an initial capital contribution of $3.15 million with respect to membership units currently representing 60% of the interest in the economic returns of Three Lions, a variable interest entity, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company made a second capital contribution to Three Lions in the amount of $1.85 million on April 26, 2013. The Company made a third and final capital contribution to Three Lions of $3.5 million on October 2, 2013. The Company cannot predict whether its investment in Three Lions will be successful. The business and operations of Three Lions are managed and directed by a five person Executive Board, three of whom the Company has the power to designate. The Executive Board governs under majority vote, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board (“Special Approval”).

The operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 provides explicit guidance on presentation in financial statements. The amendment is effective for reporting periods beginning after December 15, 2013. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of both September 30, 2013 and December 31, 2012, the Company had 4 employees.

Three Lions intends to pursue the development, production, distribution and other exploitation of shows and events that are broadcast on television and other means of communications. These shows and events initially include branded awards shows that will be created to be aired on television. The Company cannot predict whether such course of action will be successful.

The Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used in operating activities was $1.5 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. The Company incurred losses in 2012 and continues to incur losses in 2013 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at September 30, 2013 to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

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

Three Lions meets the definition of a variable interest entity as the total equity investment at risk in Three Lions is not sufficient to permit Three Lions to finance its activities without further subordinated financial support by any parties, including the equity holders. Management determined both at the date of the Company’s initial contribution and its second contribution that the entity was a variable interest entity primarily based on the current equity investment at risk in Three Lions totaling $5.3 million, which consists of two contributions by the Company of $3.1 million on March 18, 2013 and $1.9 million on April 26, 2013 and founder contributions of $.3 million, compared to capital in excess of that amount deemed necessary to develop and produce content, market and air the first revenue-generating event in 2014. Additional capital contributions were required to be made by the Company (or OA3) and the founders of Three Lions by October 4, 2013. The Company made its third and final contribution to Three Lions of $3.5 million on October 2, 2013. In total, the Company’s contributions total $8.5 million and the founders’ contributions total $.5 million. As the Company did not have sufficient cash on hand to make the final contribution, the Company raised capital through an offering of its common stock to its shareholders which was funded on October 1, 2013.

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

Through September 30, 2013, the Company’s total contributions of $5.0 million are reduced by Simon’s absorption of its share of Three Lions’ operating losses from the period March 18 to September 30, 2013, which brings the carrying value of its Three Lions investment to $3.6 million including transaction costs. Also, the Company caused to be issued a cash collateralized bank letter of credit on April 12, 2013 in the amount of $.2 million and with an expiration date of April 15, 2014, to guarantee payments on an office lease obtained by Three Lions. The Company’s investment, and guarantee, related to Three Lions totaled $5.2 million at September 30, 2013, representing the Company’s maximum exposures to loss.

A summary of the assets and liabilities as of September 30, 2013 and operating results for the six months and 13 days then ended (since March 18, 2013, the date of the LLC Agreement), related to Three Lions are as follows (in thousands):

Current assets:
Cash and cash equivalents	$2,037
Prepaid expenses and other current assets	47

Total current assets	2,084
Non-current assets	786

Total assets	2,870
Accounts payable and other current liabilities	384

Total liabilities	384

Net assets	$2,486

Revenue	$—
General and administrative expenses	2,810

Operating loss	(2,810)

Net loss	$(2,810)

Creditors of Three Lions do not have recourse against the general credit of the Company, regardless of whether Three Lions is accounted for as a consolidated entity.

3. Earnings Per Share

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 50,646,879 and 50,628,088 weighted average shares outstanding for the three and nine months ended September 30, 2013, respectively, and 50,611,879 weighted average shares outstanding for the three and nine months ended September 30, 2012. In addition, there were 0 and 30,311 weighted average shares related to stock options exercisable for the three months and nine months ended September 30, 2013 that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company had a net loss. All such stock options either were exercised or expired during the three months ended June 30, 2013. The effect of the stock options exercised is included in the calculation of weighted average shares outstanding for the nine months ended September 30, 2013. There were 55,000 weighted average shares related to stock options exercisable for the three and nine months ended September 30, 2012, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company had a net loss.

4. Income Taxes

The Company had a provision (benefit) for income taxes for the nine months ended September 30, 2013 and 2012 that consisted of the following (in thousands):

	9/30/2013	9/30/2013
Current:
Foreign	$—	$—
Federal	—	—
State	5	4

Total	5	4
Deferred:
Foreign	—	—
Federal	(7)	—
State	(1)	—

Total	(8)	—
Total:
Foreign	—	—
Federal	(7)	—
State	4	4

Total	$(3)	$4

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $32.4 million and $31.4 million is required at September 30, 2013 and December 31, 2012, respectively. The valuation allowance increased primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets as of September 30, 2013, and December 31, 2012, were as follows (in thousands):

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$29,740	$28,824
Capital losses	4,153	3,907
Other asset reserves	93	268
Accrued expenses	23	19

Total deferred tax assets	34,009	33,018
Valuation allowance	(32,354)	(31,432)

	1,655	1,586
Deferred tax liabilities:
State deferreds	(1,655)	(1,586)

Total deferred tax liabilities	(1,655)	(1,586)

Net deferred taxes	$—	$—

As of December 31, 2012, the Company had federal NOLs of approximately $75.7 million that will expire from 2021 through 2032. The Company had post-apportionment state NOLs of approximately $44.6 million that will expire from 2013 through 2032. The Company also has pre-apportionment NOLs from New York State and New York City totaling $106.7 million at December 31, 2012. Since the Company has no revenue-generating operations, the apportionment factor is zero and thus no deferred tax asset is recognized. The NOLs from New York State and New York City carry forward for 20 years (expiring between 2020 and 2032). If the Company were to commence operations in New York State or New York City in future years, the apportionment factor would exceed zero resulting in deferred tax assets for which realization would be assessed.

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	September 30,
	2013	2012
Federal tax (benefit) rate	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	39.4	39.2
Permanent differences	0.4	0.6
Other	0.2	0.3

	0.2%	0.3%

5. Related Party Transactions

In April 2012, the Company began providing limited accounting and administrative services to another company controlled by an affiliate of the Company’s largest shareholder. The Company also began providing accounting services to Three Lions in May 2013. The Company earned $74,000 and $144,000, for the three and nine months ended September 30, 2013, and $9,000 and $25,000 for the three and nine months ended September 30, 2012, related to the services provided. The arrangements entail providing these services through an undetermined end date, including payments totaling approximately $74,000 for the fourth quarter. The Company does not consider these arrangements to be part of its recurring operations.

6. Subsequent Event

On October 1, 2013, the Company received from the subscription agent for its rights offering the remaining $4.9 million related to the completion of its rights offering and issued 23,854,680 shares of common stock in exchange for the aggregate proceeds received in the rights offering. In connection with this cash received on October 1, 2013, the Company recorded on September, 30, 2013, common stock subscribed totaling $4.9 million and an offsetting subscription receivable of the same amount in the equity section of the balance sheet.

On October 2, 2013, the Company made its third and final capital contribution to Three Lions in the amount of $3.5 million which brought the total cash contributions for its investment in Three Lions to $8.5 million. The $3.5 million contribution to Three Lions was made from the $4.9 million received on October 1, 2013 from the Company’s subscription agent for its rights offering, as noted above. This event had no effect on the Company’s consolidated statements of financial position or results of operations as of and for the period ended September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2013, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

The 600,000 investor units the Company acquired in respect of its initial capital contribution currently represent a 60% interest in the economic returns of Three Lions, including the right to receive along with the other holders of investor units, in preference over holders of common units, certain priority distributions of 100% of available proceeds of any sale or liquidation transactions and not less than 75% of available cash from operations, in each case as determined by the Executive Board, until such time as the respective capital contributions made by the Company and the other members holding investor units have been recouped in full, at which time the holders of common units would be entitled to receive certain catch-up distributions thereafter until aggregate distributions made match the respective pro rata 63.5%/36.5% percentage interest split between the investor units and the common units. An employee incentive equity pool of non-voting units representing approximately 10% of the fully diluted economic interests of Three Lions has also been established in the LLC Agreement. Any issuance of such incentive units or other economic participation rights to Three Lions employees could result in a proportionate dilutive reduction in the Company’s 60% interest in the economic returns of Three Lions of up to 6% in the aggregate, after the return of the Company’s aggregate capital contributions to Three Lions. As of September 30, 2013, none of the employee incentive units in the pool had been issued, however, Three Lions has granted to certain of its executive employees pursuant to their respective employment agreements certain economic participation rights in the event of (a) a sale or disposition of all or substantially all of the assets and business operations of Three Lions or of all of the equity ownership interests in Three Lions, or (b) a liquidation of Three Lions that is not the result of the transactions described in the preceding clause (a) (any such transaction described in clause (a) or (b), a “Covered Transaction”). These contractual economic participation rights entitle these executive employees, subject to the conditions set forth in the next sentence, to an aggregate total of nine percent (9%) of the excess net proceeds received by Three Lions and its members from a Covered Transaction above the sum of (A) all loans, debts and similar liabilities owed by Three Lions to its creditors (including members), (B) all capital contributions made to Three Lions by its members (less any non-tax related distributions received by such members), (C) all costs and expenses incurred by Three Lions and its members in connection with the Covered Transaction and (D) any amounts paid in exchange for services, non-competition agreements or other services, assets or items of value required to be performed or provided by Three Lions or its members in connection with the Covered Transaction. These participation rights are subject to vesting in three equal annual installments beginning on the first anniversary date of the commencement of the recipient’s employment with Three Lions (which first anniversary dates currently range from March 19, 2014 through May 2, 2014), subject to (i) the recipient’s continued employment with Three Lions and (ii) possible acceleration of such vesting by one year in the event of the occurrence of, or Three Lions enters into a binding obligation to engage in, a Covered Transaction prior to the next vesting date.

Pursuant to the LLC Agreement, the Company made a second capital contribution to Three Lions in the amount of $1,850,000, and Messrs. Beckman and Katz made additional capital contributions to Three Lions totaling $108,824, in April 2013. The Company made a third and final capital contribution to Three Lions of $3.5 million on October 2, 2013, and Messrs. Beckman and Katz made final capital contributions to Three Lions totaling $205,882. The Company made this $3.5 million capital contribution to Three Lions following the closing of its rights offering. OA3, an affiliate of the Company’s controlling shareholder, is obligated under the LLC Agreement to make available to Three Lions, upon the request of its chief executive officer, a revolving loan facility in a principal amount not to exceed $6,000,000 on the terms set forth in the LLC Agreement.

The LLC Agreement provides that for so long as the Company holds at least 51% of the voting membership units in Three Lions (or 510,000 investor units), the Company will control at least 51% of the voting power of the members of Three Lions, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board. Additionally, the LLC Agreement provides that the Company has the right to appoint three of the five members of the Executive Board of Three Lions. For so long as the Company holds not less than 75% of the membership units that it held as of October 4, 2013, the Company shall continue to be entitled to appoint and remove three of the five members of the Executive Board of Three Lions, which governs the business and operations of Three Lions. The Executive Board governs under simple majority vote, subject to certain significant decisions that require Special Approval as described in more detail in the TLE 8-K.

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

As of both September 30, 2013 and 2012, the Company had 4 employees. The Company is currently managed by the Chief Executive Officer, Greg Mays, and Chief Financial Officer, Anthony Espiritu, together with an acting general counsel.

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

Considering our current cash position of $1.2 million at September 30, 2013, and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

The Company generated no sales or gross profits during the three months ended September 30, 2013 and 2012.

General and administrative expenses totaled $.2 million during the three months ended September 30, 2013, compared to $.3 million during the three months ended September 30, 2012. The decrease is primarily due to a decrease in director fees.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. If consolidated by the Company, Three Lions will significantly increase the Company’s losses from operations as Three Lions is not expected to generate revenues until 2014.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

The Company generated no sales or gross profits during the nine months ended September 30, 2013 and 2012.

General and administrative expenses totaled $.9 million during the nine months ended September 30, 2013, compared to $1.2 million during the nine months ended September 30, 2012. The decrease is primarily due to a decrease in directors fees.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. If consolidated by the Company, Three Lions will significantly increase the Company’s losses from operations as Three Lions is not expected to generate revenues until 2014.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1.4 million and $7.3 million at September 30, 2013, and December 31, 2012, respectively. The decrease is due primarily to the fact that on March 18, 2013, and on April 26, 2013, the Company contributed $3.15 million and $1.85 million, respectively, to Three Lions pursuant to the terms of the LLC Agreement.

Net cash used in operating activities during the nine months ended September 30, 2013 totaled $.8 million primarily due to a net loss of $2.4 million, an increase in restricted cash of $.2 million, and a net change in working capital items partially offset by equity in the losses of Three Lions of $1.6 million. Net cash used in operating activities during the nine months ended September 30, 2011, totaled $1.1 million primarily due to a loss from continuing operations partially offset by a net change in working capital items.

Net cash used in investing activities during the nine months ended September 30, 2013, totaled $5.0 million due to the Company’s payments for acquiring membership units in Three Lions and related transaction costs. There were no investing activities during the nine months ended September 30, 2012.

Net cash used in financing activities during the nine months ended September 30, 2013, totaled $.2 million primarily due to equity issuance costs. There were no financing activities during the nine months ended September 30, 2012.

At September 30, 2013, the Company has letters of credit totaling approximately $236,000 and are considered restricted. Of this amount, $36,000 supports the Company’s periodic payroll obligations and $.2 million guarantees payments on an office lease obtained by the Company’s Three Lions subsidiary.

The Company’s contributions to Three Lions total $8.5 million, of which $5.0 million was contributed by September 30, 2013. The Company made an initial contribution of $3.15 million on March 18, 2013. The second contribution of $1.85 million was made on April 26, 2013. The Company made its third and final contribution of $3.5 million on October 2, 2013. The contributions from noncontrolling interest holders total $.5 million, of which $.3 million was contributed by September 30, 2013. As the Company did not have sufficient cash on hand to make its final $3.5 million contribution, the Company raised capital through an offering of its common stock to its shareholders. In addition, OA3, a related party, is required under the LLC Agreement to make available to Three Lions, upon the request of its chief executive officer, a revolving loan facility in a principal amount not to exceed $6.0 million on the terms set forth in the LLC Agreement. If these amounts are insufficient to meet Three Lions’ start-up, operating and production expenses, Three Lions may need or choose to obtain additional financing by selling securities or by entering into credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. You should carefully consider the following risk factors, which could significantly and adversely affect our business, prospects, financial condition, liquidity or results of operations. In addition, the trading price of our common stock could decline due to any of the events described in these risk factors. The risks discussed below include forward-looking statements, and our actual results may differ materially from those discussed in these forward-looking statements.

Risks Related to Our Company

We have a long history of net losses and no recent history of profitability, and we may not be profitable in the future.

We have not had an operating business since 2002. We reported net losses of $1.5 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively. Over the last decade, our board of directors has considered various alternative courses of action for our company, including possibly acquiring or combining with one or more operating businesses, and it has reviewed and analyzed a number of proposed transactions. Although in March 2013 we acquired a majority interest in Three Lions, a start-up television production company with a particular emphasis on branded entertainment and special events, there can be no assurance that this investment will be successful or profitable.

Our business, results of operations and financial condition will depend principally on the success of Three Lions.

On March 18, 2013, we contributed $3.15 million to Three Lions in exchange for membership units representing 60% of the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. On April 26, 2013, we made a second capital contribution to Three Lions in the amount of $1.85 million. On October 2, 2013, we made a third and final capital contribution to Three Lions in the amount of $3.5 million. As a result of these transactions, our business substantially consists of acting as the majority equityholder of, and holding a membership interest in, Three Lions. Accordingly, our business results of operations and financial condition depend to a large degree on the successful operations of Three Lions. We expect Three Lions in the future to provide funds to pay our operating costs, including the cost of preparing and filing reports with the Securities and Exchange Commission. If Three Lions does not provide these funds, our overhead and net losses may increase, and our financial position may be materially adversely affected.

Three Lions is recently formed, has no operating history and has never been profitable. Three Lions may never become profitable, and it could go out of business.

Three Lions was formed on August 31, 2012. At the present time, it has no successful operating history. From its inception, Three Lions has generated no revenue and there can be no guarantee that it will ever generate revenue or become profitable. Three Lions’ future profitability will depend upon its ability to build relationships with content partners, sponsors and distributors; to monetize sponsorship, licensing and other agreements; and to control production-related and other expenses. There is no guarantee that Three Lions will meet all or any of these goals, and accordingly, there is no assurance that it will ever become a profitable company. If Three Lions fails to become profitable, it could go out of business, which could have a material adverse effect on our business.

Three Lions faces intense competition.

The market for entertainment is highly competitive. Three Lions faces significant competition from both established studios and other independent producers with respect to sponsorship relationships, access to talent and distribution of programming. The costs of entry into the independent television production market are relatively low, and there may not be significant barriers to entry. Competition for television distribution and sponsorship dollars is based primarily on audience size, demographic composition and viewer response to sponsors’ products and services. Television programming produced by Three Lions will compete directly for viewers, distribution and sponsorship dollars with other special event and pop culture programming, as well as with general programming and all other competing forms of media. Many competitors of Three Lions are larger with established brand names, greater resources and access to established distribution channels, and therefore may be able to adapt more quickly to changes in customer requirements, devote greater resources to marketing and distribution of their products, generate greater brand recognition or adopt more aggressive pricing policies than Three Lions. As a result, the revenues, results of operation and financial position of Three Lions may be materially adversely affected.

The television industry is rapidly evolving, and recent trends have shown that audience response to both traditional and emerging distribution channels is volatile and difficult to predict.

The entertainment industry in general and the television industry in particular continue to undergo significant changes, due both to shifting consumer tastes and to technological developments. New technologies, such as video-on-demand and Internet distribution of programming, have provided production companies with new channels through which to distribute their products. Accurately forecasting the changing expectations of television audiences and market demand within these new channels has proven challenging.

We cannot accurately predict the overall effect that shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on Three Lions. In addition to uncertainty regarding audience demand for Three Lions’ programming, there is uncertainty regarding the extent to which other developing distribution channels, including video-on-demand and Internet distribution of television, will gain market share and whether Three Lions will be successful in exploiting the business opportunities they provide.

The failure to secure long-term agreements with sponsors, content partners and distributors would harm Three Lions.

Three Lions does not have long-term agreements with sponsors, content partners or distributors for its programming and other content, and there can be no assurance that Three Lions will succeed in its efforts to enter into such agreements. If Three Lions is unable to secure long-term agreements with sponsors, content partners or distributors, or if any major sponsor, content partner or distributor that Three Lions is able to secure were to scale back or terminate its relationship with Three Lions, it could have a material adverse effect on Three Lions’ and our business, results of operations and financial condition.

Demand for advertising and competition for advertising dollars will impact Three Lions.

Like other media companies, Three Lions is and will continue to be impacted by fluctuations in demand for advertising. Advertising revenue is susceptible to fluctuations in economic cycles. Expenditures by advertisers generally reflect economic conditions and declines in economic conditions adversely affect demand for advertising and may impact the levels of advertising revenue that Three Lions is able to generate. The growth in alternative forms of media has also led to increased competition for advertising dollars, which could in turn reduce Three Lions’ revenue from advertising.

There can be no assurance that our investment in Three Lions will result in earnings or dividends to the Company.

Although we believe that Three Lions’ branded entertainment concept offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that Three Lions will successfully execute its strategy. Therefore, no assurance can be given that Three Lions, or we, will ever operate on a profitable basis, as such performance is subject to numerous variables and uncertainties, many of which are out of our control.

To the extent that Three Lions does become profitable, its revenues will depend significantly upon the success of the television programming and other content it produces. Accordingly, its revenues and results of operations may fluctuate significantly from period to period. Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our common stock to fluctuate significantly.

Three Lions may not have sufficient cash flow to meet its operational needs.

At September 30, 2013, Three Lions had a cash balance of approximately $2.0 million. Pursuant to the LLC Agreement, Three Lions raised an additional $3.7 million in scheduled capital contributions from its members in the first week of October 2013, but no further capital contributions are scheduled or required of Three Lions’ members under the LLC Agreement. In addition, OA3, a related party, is required under the LLC Agreement to make available to Three Lions, upon the request of its chief executive officer, a revolving loan facility in a principal amount not to exceed $6.0 million on the terms set forth in the LLC Agreement. These amounts may be insufficient to meet Three Lions’ start-up, operating and production expenses. Three Lions may need or choose to obtain additional financing by selling securities or by entering into credit agreements. Three Lions may not be able to obtain additional funds on acceptable terms, or at all. If adequate funds are not available, Three Lions may be required to curtail its operations, which could have a material adverse effect on our business. Since we are expecting that our investment in Three Lions would, in the future, provide funds to pay our operating costs, if Three Lions does not provide these funds, our overhead and net losses may increase and our financial position may be materially adversely affected.

Our business would be adversely affected if Three Lions lost key members of its executive management team.

Three Lions is highly dependent on the efforts and performance of its executive management team. The loss of any key members of this team could result in Three Lions’ inability to manage its operations effectively or to execute its business strategy. The failure to maintain or replace any such individuals could have a material adverse effect on Three Lions and us.

Affiliates of Overseas Toys control us and may have conflicts of interest with other stockholders in the future.

As of October 1, 2013, Overseas Toys beneficially owned approximately 87.6% of our common stock. As a result, Overseas Toys is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial.

Overseas Toys is controlled by an affiliate of The Yucaipa Companies, or Yucaipa. Four of our six directors are also current or former directors or executive officers of, or advisors to, Yucaipa or certain of its portfolio companies. Overseas Toys also has sufficient voting power to amend our organizational documents. The interests of Overseas Toys may not coincide with the interests of other holders of our common stock. Additionally, Yucaipa and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Yucaipa and its affiliates may also pursue, for their own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Overseas Toys continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions that our other stockholders may desire.

We may have a limited ability to use some or all of our net operating loss carryforwards in the future.

As a result of prior operating losses, we have net operating loss, or “NOL,” carryforwards for federal income tax purposes. Our ability to utilize our NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change. We would undergo an ownership change if, among other things, the stockholders who own, directly or indirectly, 5% or more of our common stock, or are otherwise treated as “5% shareholders” under Section 382 of the U.S. Internal Revenue Code and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

In the event of an ownership change, Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. The annual limitation is generally equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs (the long-term tax-exempt rate for November 2013 is 3.50%). Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire. While we do not believe that our recently completed rights offering and the issuance of shares pursuant to exercised subscription rights triggered an ownership change upon the consummation of the rights offering, they could increase the likelihood that we may undergo an ownership change for purposes of Section 382 of the U.S. Internal Revenue Code in the future.

We are dependent on certain key personnel.

We are dependent on several key personnel, including our directors. In light of our uncertain outlook, there is no assurance that our key personnel can be retained. The loss of the services of our key personnel would harm us. In addition, we have a limited number of personnel. As such, this presents a challenge in maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002. If Section 404 compliance is not properly maintained, our internal control over financial reporting may be adversely affected.

As a smaller reporting company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Our auditors are not required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weakness or other deficiencies in internal controls go undetected may increase.

Risks Related to the Securities Markets and Ownership of Our Common Stock

The market price of our common stock could fluctuate in the future and may decline.

The market price for our common stock has fluctuated in the past, and several factors could cause the price to fluctuate substantially in the future, including:

•	stockholder sentiment regarding the likelihood of success of our investment in Three Lions;

•	the ability of Three Lions to generate revenue and distribute dividends to us and its other members;

•	announcements of developments related to our or Three Lions’ business;

•	fluctuations in our or Three Lions’ operations;

•	issuances of a substantial number of shares of our common stock into the marketplace, including upon the exercise of subscription rights;

•	general conditions in Three Lions’ industry, the domestic economy or the worldwide economy;

•	a shortfall in revenues or earnings compared to our stockholders’ expectations;

•	announcements of new acquisitions or dispositions; and

•	an outbreak of war or hostilities.

Due to these factors, the price of our stock may decline and investors may be unable to resell their shares of our stock for a profit. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

The trading volume of our common stock is limited and if you invest you may have difficulty selling your shares in the future at the times and in the amounts you might want.

While our common stock is quoted on the OTCQB Marketplace under the symbol “SWWI,” our stock is not listed on any stock exchange. The trading volume of our common stock is modest. The limited trading market for our common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies, as compared to a more actively traded stock. It may also make it more difficult to dispose of our common stock at expected prices or at all, especially for holders seeking to dispose of a large number of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1†	Limited Liability Company Agreement, dated as of March 18, 2013, by and among Three Lions Entertainment, LLC, Simon and the other parties set forth on the signature pages thereto (incorporated by reference from Current Report on 8-K/A (File No. 000-21878) filed on August 23, 2013)

31.1	Certification of Greg Mays pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

31.2	Certification of Anthony Espiritu pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer
(duly authorized signatory)

Date: November 14, 2013	SIMON WORLDWIDE, INC.

/s/ Anthony Espiritu
Anthony Espiritu
Principal Financial Officer
(duly authorized signatory)