Form 10-K
period 2013-12-31
SIMON WORLDWIDE INC
filed 2014-04-11
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

At June 30, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant was $777,019.

At April 4, 2014, 74,501,559 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.	Business

General

Prior to August 2001, Simon Worldwide, Inc. (the “Company”) was a multi-national, full service promotional marketing company. In August 2001, McDonald’s Corporation (“McDonald’s”), the Company’s principal customer, terminated its 25-year relationship with the Company as a result of the embezzlement by a former Company employee of winning game pieces from McDonald’s promotional games administered by the Company. Other customers also terminated their relationships with the Company, resulting in the Company no longer having a business. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date.

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

The Company is managed by the Chief Executive Officer, Greg Mays, and Chief Financial Officer, Anthony Espiritu, together with a general counsel. The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the Company announced in a current report on Form 8-K that it, together with Richard Beckman, Joel Katz and OA3, LLC (“OA3”), had entered into the limited liability company agreement (the “LLC Agreement”) of Three Lions Entertainment, LLC (“Three Lions”) on March 18, 2013. Pursuant to the LLC Agreement, the Company made an initial capital contribution of $3.15 million with respect to membership units currently representing 60% of the interest in the economic returns of Three Lions, a variable interest entity, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company made a second capital contribution to Three Lions in the amount of $1.85 million on April 26, 2013. The Company made a third and final capital contribution to Three Lions of $3.5 million on October 2, 2013. The Company cannot predict whether its investment in Three Lions will be successful. The business and operations of Three Lions are managed and directed by a five person Executive Board, three of whom the Company has the power to designate. The Executive Board governs under majority vote, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board.

Item 1A.	Risk Factors

The following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the Company’s current year and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Risks Related to the Company

The Company has a long history of net losses and no recent history of profitability, and it may not be profitable in the future.

The Company has not had an operating business since 2002. The Company reported net losses of $3.6 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively. Over the last decade, the Company’s board of directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses, and it has reviewed and analyzed a number of proposed transactions. Although in March 2013 the Company acquired a majority interest in Three Lions, a start-up television production company with a particular emphasis on branded entertainment and special events, there can be no assurance that this investment will be successful or profitable.

The Company’s business, results of operations and financial condition will depend principally on the success of Three Lions.

On March 18, 2013, the Company contributed $3.15 million to Three Lions in exchange for membership units representing 60% of the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. In respect of such previously issued membership units, the Company made a second capital contribution to Three Lions in the amount of $1.85 million on April 26, 2013, and a third and final capital contribution to Three Lions in the amount of $3.5 million on October 2, 2013. As a result of these transactions, the Company’s business substantially consists of acting as the majority equityholder of, and holding a membership interest in, Three Lions. Accordingly, the Company’s business results of operations and financial condition depend to a large degree on the successful operations of Three Lions. The Company expect Three Lions in the future to provide funds to pay the Company’s operating costs, including the cost of preparing and filing reports with the Securities and Exchange Commission. If Three Lions does not provide these funds, the Company’s overhead and net losses may increase, and its financial position may be materially adversely affected.

Three Lions is recently formed, has no operating history and has never been profitable. Three Lions may never become profitable, and it could go out of business.

Three Lions was formed on August 31, 2012. At the present time, it has no successful operating history. From its inception, Three Lions has generated no revenue and there can be no guarantee that it will ever generate revenue or become profitable. Three Lions’ future profitability will depend upon its ability to build relationships with content partners, sponsors and distributors; to monetize sponsorship, licensing and other agreements; and to control production-related and other expenses. There is no guarantee that Three Lions will meet all or any of these goals, and accordingly, there is no assurance that it will ever become a profitable company. If Three Lions fails to become profitable, it could go out of business, which could have a material adverse effect on the Company’s business.

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

The Company cannot accurately predict the overall effect that shifting audience tastes, technological change or the availability of alternative forms of entertainment may have on Three Lions. In addition to uncertainty regarding audience demand for Three Lions’ programming, there is uncertainty regarding the extent to which other developing distribution channels, including video-on-demand and Internet distribution of television, will gain market share and whether Three Lions will be successful in exploiting the business opportunities they provide.

The failure to secure sufficient long-term agreements with sponsors, content partners and distributors would harm Three Lions.

Three Lions does not have sufficient long-term agreements with sponsors, content partners or distributors for its programming and other content, and there can be no assurance that Three Lions will succeed in its efforts to enter into such agreements. If Three Lions is unable to secure sufficient long-term agreements with sponsors, content partners or distributors, or if any major sponsor, content partner or distributor that Three Lions is able to secure were to scale back or terminate its relationship with Three Lions, it could have a material adverse effect on Three Lions’ and the Company’s business, results of operations and financial condition.

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

Although the Company believes that Three Lions’ branded entertainment concept offers us the opportunity for significantly improved operating results in future quarters, no assurance can be given that Three Lions will successfully execute its strategy. Therefore, no assurance can be given that Three Lions, or the Company, will ever operate on a profitable basis, as such performance is subject to numerous variables and uncertainties, many of which are out of the Company’s control.

To the extent that Three Lions does become profitable, its revenues will depend significantly upon the success of the television programming and other content it produces. Accordingly, its revenues and results of operations may fluctuate significantly from period to period. Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of the Company’s common stock to fluctuate significantly.

Three Lions may not have sufficient cash flow to meet its operational needs.

At December 31, 2013, Three Lions had a cash balance of approximately $4.3 million. Pursuant to the LLC Agreement, Three Lions raised an additional $3.7 million in scheduled capital contributions from its members in the first week of October 2013, but no further capital contributions are scheduled or required of Three Lions’ members under the LLC Agreement. In addition, OA3, a related party, is required under the LLC Agreement to make available to Three Lions, upon the request of its chief executive officer, a revolving loan facility in a principal amount not to exceed $6.0 million on the terms set forth in the LLC Agreement. These amounts may be insufficient to meet Three Lions’ start-up, operating and production expenses. Three Lions may need or choose to obtain additional financing by selling securities or by entering into credit agreements. Three Lions may not be able to obtain additional funds on acceptable terms, or at all. If adequate funds are not available, Three Lions may be required to curtail its operations until such funds are available to move forward with its television programming, which could have a material adverse effect on the Company’s business. Since the Company is expecting that its investment in Three Lions would, in the future, provide funds to pay its operating costs, if Three Lions does not provide these funds, the Company’s overhead and net losses may increase and its financial position may be materially adversely affected.

The Company’s business would be adversely affected if Three Lions lost key members of its executive management team.

Three Lions is highly dependent on the efforts and performance of its executive management team. The loss of any key members of this team could result in Three Lions’ inability to manage its operations effectively or to execute its business strategy. The failure to maintain or replace any such individuals could have a material adverse effect on Three Lions and the Company.

Affiliates of Overseas Toys control the Company and may have conflicts of interest with other stockholders in the future.

Overseas Toys beneficially owns approximately 87.6% of the Company’s common stock. As a result, Overseas Toys is able to control the election of the Company’s directors, determine its corporate and management policies and determine, without the consent of the Company’s other stockholders, the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, the Company may take actions that some of its stockholders do not view as beneficial.

Overseas Toys is controlled by an affiliate of The Yucaipa Companies, or Yucaipa. Four of the Company’s six directors are also current or former directors or executive officers of, or advisors to, Yucaipa or certain of its portfolio companies. Overseas Toys also has sufficient voting power to amend the Company’s organizational documents. The interests of

Overseas Toys may not coincide with the interests of other holders of the Company’s common stock. Additionally, Yucaipa and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with the Company. Yucaipa and its affiliates may also pursue, for their own account, acquisition opportunities that may be complementary to the Company’s business, and as a result, those acquisition opportunities may not be available to the Company. So long as Overseas Toys continues to own a significant amount of the outstanding shares of the Company’s common stock, it will continue to be able to strongly influence or effectively control the Company’s decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions that the Company’s other stockholders may desire.

The Company may have a limited ability to use some or all of its net operating loss carryforwards in the future.

As a result of prior operating losses, the Company has net operating loss, or “NOL,” carryforwards for federal income tax purposes. The ability to utilize its NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 of the Internal Revenue Code if the Company undergoes an ownership change. The Company would undergo an ownership change if, among other things, the stockholders who own, directly or indirectly, 5% or more of its common stock, or are otherwise treated as “5% shareholders” under Section 382 of the U.S. Internal Revenue Code and the regulations promulgated thereunder, increase their aggregate percentage ownership of the Company’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

In the event of an ownership change, Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. The annual limitation is generally equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs (the long-term tax-exempt rate for April 2014 is 3.56%). Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire. While the Company does not believe that it’s recently completed rights offering and the issuance of shares pursuant to exercised subscription rights triggered an ownership change upon the consummation of the rights offering, they could increase the likelihood that the Company may undergo an ownership change for purposes of Section 382 of the U.S. Internal Revenue Code in the future.

The Company is dependent on certain key personnel.

The Company is dependent on several key personnel, including its directors. In light of the Company’s uncertain outlook, there is no assurance that its key personnel can be retained. The loss of the services of the Company’s key personnel would harm it. In addition, the Company has a limited number of personnel. As such, this presents a challenge in maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002. If Section 404 compliance is not properly maintained, the Company’s internal control over financial reporting may be adversely affected.

As a smaller reporting company, the Company is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Company’s auditors are not required to attest to the effectiveness of the Company’s internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of the Company’s internal controls and the risk that material weakness or other deficiencies in internal controls go undetected may increase.

Risks Related to the Securities Markets and Ownership of the Company’s Common Stock

The market price of the Company’s common stock could fluctuate in the future and may decline.

The market price for the Company’s common stock has fluctuated in the past, and several factors could cause the price to fluctuate substantially in the future, including:

•	stockholder sentiment regarding the likelihood of success of the Company’s investment in Three Lions;

•	the ability of Three Lions to generate revenue and distribute dividends to the Company and its other members;

•	announcements of developments related to the Company’s or Three Lions’ business;

•	fluctuations in the Company’s or Three Lions’ operations;

•	issuances of a substantial number of shares of the Company’s common stock into the marketplace, including upon the exercise of subscription rights;

•	general conditions in Three Lions’ industry, the domestic economy or the worldwide economy;

•	a shortfall in earnings compared to the Company’s stockholders’ expectations;

•	announcements of new acquisitions or dispositions; and

•	an outbreak of war or hostilities.

Due to these factors, the price of the Company’s stock may decline and investors may be unable to resell their shares of the Company’s stock for a profit. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause the Company’s stock price to decline regardless of its performance.

The trading volume of the Company’s common stock is limited and if you invest you may have difficulty selling your shares in the future at the times and in the amounts you might want.

While the Company’s common stock is quoted on the OTCQB Marketplace under the symbol “SWWI,” its stock is not listed on any stock exchange. The trading volume of the Company’s common stock is modest. The limited trading market for its common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies, as compared to a more actively traded stock. It may also make it more difficult to dispose of the Company’s common stock at expected prices or at all, especially for holders seeking to dispose of a large number of its stock.

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

In September 2011, the Company signed a 12-month lease agreement for 2,000 square feet of office space in Irvine, California, with a monthly rent of approximately $3,700, into which the Company relocated its remaining scaled-down operations. In March 2012, this lease was extended 12-months through August 2013 at a monthly rent of approximately $3,800. In April 2013, this lease was extended again for 24-months through August 2015 at an average monthly rent of approximately $3,700 during the lease term. For a summary of the Company’s minimum rental commitments under all non-cancelable operating leases as of December 31, 2013, see Notes to Consolidated Financial Statements.

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

	2013		2012
	High	Low	High	Low
First quarter	$0.15	$0.10	$0.14	$0.10
Second quarter	0.14	0.08	0.10	0.10
Third quarter	0.13	0.08	0.14	0.10
Fourth quarter	0.11	0.04	0.12	0.09

As of April 4, 2014, the Company had approximately 334 holders of record of its common stock. The last reported sale price of the Company’s common stock on March 21, 2014, was $0.04.

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

Management applies the following critical accounting policies in the preparation of the Company’s consolidated financial statements:

Long-Term Investments

The Company holds an investment in a biotechnology company. Periodically, the Company performs a review of the carrying value of its investment in this company, and considers such factors as current results, trends and future prospects of the investee, general market conditions, and other economic factors.

This investments is designated as available-for-sale in accordance with the provisions primarily codified under ASC 320-10-25, “Investments—Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income component of stockholders’ equity. This investment is included in non-current other assets in the accompanying consolidated balance sheets.

Variable Interest Entity

The Company’s variable interest entity (“VIE”) accounting policy is considered critical because the Company’s VIE is the most material asset other than cash and cash equivalents.

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

The excess of the cost of the Company’s investment in Three Lions over the amount of the Company’s underlying equity in the net assets of Three Lions is recognized as equity method goodwill which is not amortized. Equity method goodwill is not reported as goodwill in the Company’s consolidated balance sheets, but instead is disclosed in the Notes to Consolidated Financial Statements. However, at least annually, the Company assesses if there has been an other-than-temporary impairment in the carrying value of its Three Lions investment by comparing anticipated undiscounted future cash flows from Three Lions with the carrying value of this investment. In performing this analysis, the Company also considers factors such as current results, trends and future prospects, in addition to other economic factors.

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

2013 Compared to 2012

There were no revenues during 2013 and 2012.

General and administrative expenses totaled $1.1 million in 2013 compared to $1.6 million in 2012. The decrease is primarily due to a decrease in directors fees.

Interest income totaled $3,000 in 2013 compared to $9,000 in 2012. The decrease is primarily due to reductions in average cash balances in 2013 when compared to 2012.

Other income totaled $217,000 in 2013 compared to $34,000 in 2012. The increase is primarily due to the Company providing limited accounting and administrative services to Three Lions and a company controlled by the Company’s largest shareholder during 2013 compared to one company during 2012. The arrangements entail providing these services through an undetermined end date, including payments totaling approximately $74,000 for the first quarter of 2014. The Company does not consider these arrangements to be part of its recurring operations.

Equity in loss of Three Lions Entertainment, LLC totaled $2.7 million for 2013 compared to $0 for 2012. The increase is due to this investment being new in 2013.

Equity in Yucaipa AEC (loss) earnings totaled $0 for 2013 compared to $(9,000) for 2012. The Company reduced the book value of this investment to $0 at December 31, 2012, because it does not expect any future economic benefit from this investment.

Stock Rights Offering

On October 1, 2013, we completed a rights offering of common stock to our stockholders (the “Rights Offering”). The Rights Offering was fully subscribed and resulted in net proceeds of approximately $4.2 million. We issued 23,854,680 shares of stock to our stockholders in conjunction with the Rights Offering. In connection with the Rights Offering, Overseas Toys, the Company’s majority shareholder, exercised all of the rights issued to it and subscribed for the maximum additional shares pursuant to the over-subscription privilege that it was entitled to purchase.

Liquidity and Capital Resources

The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company’s cash position. The Company incurred losses in 2013 and continues to incur losses in 2014 for the general and administrative expenses incurred to manage the affairs of the Company. Inasmuch as the Company no longer generates operating income, the source of current and future working capital is expected to be cash on hand and proceeds from the sale of its remaining long-term investments. Management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the Company announced in a current report on Form 8-K that it, together with Richard Beckman, Joel Katz and OA3 had entered into the LLC Agreement Three Lions. Pursuant to the LLC Agreement, the Company made an initial capital contribution of $3.15 million with respect to membership units representing 60% of the voting power of Three Lions. The membership units received by the Company represent a 60% interest in the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company made a second capital contribution to Three Lions in the amount of $1.85 million on April 26, 2013. The Company made a third and final capital contribution to Three Lions of $3.5 million on October 2, 2013. The Company cannot predict whether such course of action will be successful. Considering our current cash position of $1.6 million at December 31, 2013, and our average spending to support operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

Working capital at December 31, 2013 and 2012 was $1.9 million and $7.3 million, respectively.

Net cash used in operating activities during 2013 and 2012 totaled $1.1 million and $1.5 million, respectively. The cash used in operating activities during 2013 was primarily due to a loss from operations resulting from the general and administrative expenses to manage the affairs of the Company and an increase in restricted cash partially offset by equity in the loss of Three Lions. The cash used in operating activities during 2012 was primarily due to a loss from operations resulting from the general and administrative expenses to manage the affairs of the Company. The Company reduced cash used during 2013 primarily by reducing its director costs. The Company expects its cash used in operating activities in 2014 to range from $.9 million to $1.1 million.

Net cash used in investing activities during 2013 totaled $8.7 million due to the Company’s payments for acquiring membership units in Three Lions. There was no cash provided by investing activities during 2012.

Net cash provided by financing activities during 2013 totaled $4.2 million primarily due to cash received from an issuance of common stock net of issuance costs pursuant to the Rights Offering. There was no cash provided by financing activities during 2012.

The Company may be involved in other litigation and legal matters from time to time in the ordinary course of business in which it is the plaintiff. The Company does not believe that the ultimate resolution of these other litigation and legal matters, if any, will have a material adverse effect on its financial condition, results of operations, or net cash flows. However, the results of legal proceedings cannot be predicted with certainty. During 2013, there were no litigation or legal matters settled. Thus, there was no impact on the Company’s financial condition, results of operations, or net cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2013, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

Except as described below, during the Company’s fourth fiscal quarter and since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

During the quarter ended December 31, 2013, there was a change in the Company’s internal control over financial reporting, specifically the controls relating to its equity method investment. The Company has implemented processes to assess whether an other-than-temporary impairment exists in its investment in Three Lions and the equity method goodwill related to this investment. In addition, the Company implemented a process to re-assess its VIE conclusion as it relates to Three Lions.

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

In accordance with Article XII of the Company’s Restated Certificate of Incorporation filed with the state of Delaware on September 18, 2008, Overseas Toys, the Company’s controlling shareholder, had the right to designate up to 70% of the members of the Board of Directors and to designate the chairman of the board. Although the provisions of Article XII have since expired and are no longer in effect, the designees of Overseas Toys who were designated pursuant to such provisions and who are currently serving on the Board of Directors are Ira Tochner, Bradford Nugent, and Greg Mays.

The following table sets forth the names and ages of the Directors, and the years in which each individual has served as a director:

Name	Age	Class	Year Term Expires	Service as Director
Joseph W. Bartlett	80	I	2009	1993 to present

Allan I. Brown	73	I	2009	1999 to present

Greg Mays	67	II	2010	2004 to present

Bradford Nugent	34	II	2010	2009 to present

Ira Tochner	52	II	2010	2006 to present

Terrence Wallock	69	III	2008	2006 to present

No stockholders meeting to elect directors has been held since 2007. In accordance with Delaware law and the Company’s by-laws, the directors’ terms continue until their successors are elected and qualified.

There were nine meetings of the Board of Directors held during 2013.

Business History of Directors and Executive Officers

Mr. Bartlett has served as a director of the Company since 1993 due to his experience in venture capital, corporate restructurings, mergers and acquisitions, and corporate governance matters. He is also currently engaged in the practice of law as Special Counsel at McCarter & English, LLP, he has been of counsel to the law firm of Sullivan & Worcester LLP from February 2008 to May of 2013. He was of counsel to the law firm of Sonnenschein Nath & Rosenthal LLP from February 2008 through September 2008, and he was of counsel to the law firm of Fish & Richardson, P.C. from 2003 through January 2008. From 1996 through 2002, Mr. Bartlett was a partner in the law firm of Morrison & Foerster LLP. He was a partner in the law firm of Mayer, Brown & Platt from July 1991 until March 1996. From 1969 until November 1990, Mr. Bartlett was a partner of, and from November 1990 until June 1991 he was of counsel to, the law firm of Gaston & Snow. Mr. Bartlett served as Under Secretary of the United States Department of Commerce from 1967 to 1968 and as law clerk to the Chief Justice of the United States in 1960

Mr. Brown has served as a director of the Company since 1999 due to his marketing, strategic planning, and executive experience. He was the Company’s chief executive officer and president from July 2001 until March 2002 when his employment with the Company terminated. From November 1999 to July 2001, Mr. Brown served as the Company’s co-chief executive officer and co-president. From November 1975 until March 2002, Mr. Brown served as the chief executive officer of Simon Marketing.

Mr. Mays has served as the Company’s Chief Executive Officer since October 2008 and a Director since May 2004. Mr. Mays’ professional background includes over 40 years of executive management experience in a variety of industries. In the last 14 years, Mr. Mays’ primary focus has been the executive management of companies that investors have classified the business within a “special situation” portfolio. In addition, Mr. Mays currently serves as Chairman of The Great Atlantic & Pacific Tea Company, Americold Realty Trust, and Source Home Entertainment and as a Director of Source Media Holdco. Mr. Mays also is the Chairman of the compensation committees for Americold Realty Trust and Source Media Holdco and a member of the audit committees for Americold Realty Trust and The Great Atlantic & Pacific Tea Company.

Mr. Nugent joined The Yucaipa Companies in 2005 and is active in sourcing and executing investment opportunities, structuring financing for investments, and monitoring portfolio company performance and strategic initiatives focusing primarily on the consumer and hospitality space. Prior to joining the Firm, Brad served as an Associate of Flag Capital Management, a multi-strategy hedge fund with over $3 billion in commitments. Previously, Brad completed the analyst program in the Leveraged Finance and Sponsor Coverage group at CIBC World Markets, consummating several leveraged transactions in various industries. Brad received his BA with honors from Columbia College in New York City.

Mr. Tochner has served as a member of our board of directors since 2006 and has served as the chairman of our board of directors since 2006. Mr. Tochner provides the Company with extensive experience in mergers and acquisitions, strategic planning, and corporate finance and accounting. Mr. Tochner is also a partner at Yucaipa. In addition to serving on our board of directors, Mr. Tochner serves as a trustee of Americold Realty Trust and as a director of Wild Oats Marketing and Simon Worldwide.

Mr. Wallock is an attorney, consultant, and private investor. He serves as the Company’s secretary and general counsel and has served as a director of the Company since 2006 due to his considerable experience in corporate restructurings, mergers and acquisitions, and corporate governance matters. Prior to engaging in a consulting and private legal practice in 2000, he served a number of public companies as senior executive and general counsel, including Denny’s Inc., The Vons Companies, Inc., and Ralphs Grocery Company. Mr. Wallock also serves on the Board of Managers of Three Lions Entertainment, LLC, on the Board of Trustees of Americold Realty Trust and on the Board of Managers of New Market Impressions LLC and TEN Media LLC. He previously served on the Board of Directors of the Great Atlantic and Pacific Tea Company and Source Interlink Companies.

Mr. Espiritu is a Certified Public Accountant and has over 20 years’ experience in accounting, financial reporting, and auditing. He has served as the Company’s Chief Financial Officer since 2013 and controller from 2004 to 2013. As controller, he had been responsible for the day-to-day management of the Company’s and its subsidiaries’ accounting and finance operations, Sarbanes-Oxley compliance, and preparation of quarterly and annual filings with the Securities and Exchange Commission. Mr. Espiritu has also managed the accounting services provided by the Company to Wild Oats Marketing, LLC, an entity controlled by the Company’s largest shareholder, since 2012 and Three Lions Entertainment, LLC, an equity method investment of the Company, since 2013. Earlier in his career, Mr. Espiritu served as the financial reporting manager of the Company and held auditing positions at Deloitte & Touche and Transamerica Corporation.

The Company’s ongoing operations are managed by Greg Mays, Chief Executive Officer, and Anthony Espiritu, Principal Financial Officer, in consultation with Terry Wallock, the Company’s general counsel.

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

The Audit Committee does not currently have a “financial expert,” as defined in the rules of the Securities and Exchange Commission, and required under rules applicable to national stock exchanges because the Company is no longer listed on a national stock exchange. On May 3, 2002, the Company’s stock was delisted by NASDAQ due to the fact that the Company’s stock was trading at a price below the minimum NASDAQ requirement. In the event the Company should ever qualify and seek relisting, the Company would be required to have an audit committee financial expert. The Audit Committee held four meetings during 2013.

The Compensation Committee

The Compensation Committee members are Messrs. Bartlett and Brown (chairman). Messrs. Bartlett and Brown meet the independence requirements promulgated by the SEC. The Compensation Committee’s responsibilities include the discharge of the Board’s responsibilities relating to the compensation of the Company’s directors, officers, and key employees, the administration of any incentive compensation and stock plan, the review and recommendation to the Board of the Company’s Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and the production of an annual report on executive compensation for inclusion in the Company’s proxy statement or 10-K in accordance with applicable rules and regulations. There were no meetings held by the Compensation Committee during 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock on an as-converted basis (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2013, and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2013.

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

Setting Executive Compensation

The Company did not make any change to the compensation arrangements existing prior to the beginning of 2013 for the Company’s executive officers, as the Compensation Committee determined that the existing arrangements were structured to achieve the key objectives outlined above, which the Compensation Committee believes will ultimately enhance shareholder value.

In establishing the compensation arrangements that were continued in 2013, the Compensation Committee considered various factors in determining the amount of compensation, including wind-down of the Company’s former promotions business operations, additional responsibilities and potential liabilities assumed resulting from the Sarbanes-Oxley Act of 2002, the completion of projects critical to the Company’s long-term success, and the Company’s need to retain experienced executives, knowledgeable about the Company for ongoing administration as well as future opportunities. These factors, however, were not assigned individual mathematical weights when the Compensation Committee made such determinations, and therefore, such determinations were based on the Compensation Committee’s judgment as to what is reasonable and appropriate. While the Compensation Committee considered general market trends in setting compensation levels under the Executive Services Agreements, it did not benchmark compensation levels to specific companies.

2013 Executive Compensation Components

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

The Company has historically made equity awards to its directors and executive officers, though did not make any such awards in 2013 as the Compensation Committee believed that the key objectives of compensation outlined above were more appropriately satisfied by cash compensation, paid currently, pending a refocus of the Company’s business. The Company does not have any program, plan, or practice of timing option grants to its executives in coordination with the release of material non-public information and did not have any such program, plan, or practice during 2013.

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

Summary Compensation Table

The following table sets forth the compensation the Company paid or earned by the individuals who served as principal executive officer and principal financial officer during the year. The Company had no other executive officers. During 2013 and 2012, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, or non-qualified deferred compensation earnings.

Name	Year	(a) Salary	(b) All Other Compensation		Total

Greg Mays	2013	$50,000	$—		$50,000
Chief Executive Officer and Director	2012	114,808	37,731	(c)	152,539

Anthony Espiritu Chief Financial Officer	2013	$92,671	$20,000	(d)	$112,671

(a)	All cash compensation received in capacity as an executive officer consists of salary.
(b)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted because the aggregate amount of such perquisites and other personal benefits was less than $10,000.
(c)	Amount consists of $31,731 for board retainer and $6,000 for board meeting fees.
(d)	Amount consists of $20,000 for bonus.

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

Health benefits provided during 2013 by the Company to Mr. Mays totaled $8,043.

The Company does not have an Executive Services Agreement with Mr. Espiritu. The Company does have a severance agreement with Mr. Espiritu that provides for 12-month’s salary and health benefits in the event of involuntary termination (the “Severance Agreement”). Health benefits provided to Mr. Espiritu during 2013 in his capacity as an officer of the Company totaled $14,776.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised or unexercisable options, unearned options, or stock awards previously awarded to the executive officers named above outstanding as of December 31, 2013.

Option Exercises and Stock Vested

There were 10,000 options exercised by Greg May, Chief Executive Officer, during the year ended December 31, 2013. The Company did not make any stock awards and there was no vesting of stock awards during 2013.

Post-Employment Compensation

The Company does not have any pension plans or non-qualified deferred compensation arrangements.

Potential Payments upon Termination

Voluntary Termination:

The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of voluntary termination.

The Severance Agreement between Mr. Espiritu and the Company does not receive any payment in the case of voluntary termination.

Involuntary Termination:

The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of involuntary termination other than the payment of salary during the 90-day notice period which would total $52,500.

The Severance Agreement between Mr. Espiritu and the Company provides for a payment of equal to 12-month’s salary totaling $165,000.

Retirement:

The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of retirement.

The Severance Agreement between Mr. Espiritu and the Company does not receive any payment in the case of retirement.

Change in Control:

The New Executive Services Agreement between Mr. Mays and the Company does not provide for any payment in the case of a change in control.

The Severance Agreement between Mr. Espiritu and the Company does not receive any payment in the case of a change in control.

Health Insurance Benefits:

In the event of voluntary or involuntary termination or a change in control, Mr. Mays would be eligible to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of employment at substantially the same benefit level as provided during employment in the approximate amount of $11,892, paid in monthly installments over an 18-month period.

In the event of involuntary termination, Mr. Espiritu would be eligible to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) for 12 months at the expense of the Company following termination of employment at substantially the same benefit level as provided during employment totaling approximately $25,392, paid in monthly installments over a 12-month period.

Directors’ Compensation

On August 20, 2012, the Company suspended all compensation arrangements to Directors. Accordingly, there was no director compensation during 2013. Also during 2013, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, non-qualified deferred compensation earnings, or other compensation.

Executive Services Agreements with Directors

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, and Wallock. The purpose of the agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2013, no such additional payments were made. The agreements provide for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr. Wallock, May 27, 2006, the agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. By amendment dated November 10, 2008, the Agreement with Mr. Wallock was further amended to comply with Section 409A of the Internal Revenue Code by deleting the right by Mr. Wallock to resign and receive any lump sum payments. On August 20, 2012, the Company suspended all compensation for director service, which included the Executive Services Agreements with Messrs. Bartlett and Brown described above. Under the amendments health benefits may be continued under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of services.

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

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2013 Form 10-K. Based on such reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

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

The following tables set forth certain information regarding beneficial ownership of the Company’s common stock at March 21, 2014. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company’s common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock:

Name and Address Of Beneficial Owner (a)	Number of Shares Of Common Stock Beneficially Owned	Percentage Of Class

Overseas Toys, L.P. (b)(c)(d)
Multi-Accounts, LLC
OA3, LLC
Ronald W. Burkle	65,287,045	87.6%

(a)	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 21, 2014, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock.
(b)	As the sole general partner of Overseas Toys, L.P. (“Overseas Toys”), Multi-Accounts, LLC (“Multi-Accounts”) may be deemed to beneficially own the shares held by Overseas Toys. As the managing member of Multi-Accounts, OA3, LLC (“OA3”) may be deemed to beneficially own the shares held by Overseas Toys. As the managing member of OA3, Ronald Burkle may be deemed to beneficially own the shares held by Overseas Toys. Each of Multi-Accounts, OA3 and Mr. Burkle disclaims ownership of such shares except to the extent of its or his pecuniary interest therein. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.
(c)	Based on 74,501,559 shares of common stock outstanding as of March 21, 2014.
(d)	The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.

Security Ownership of Management

The following table sets forth information at March 21, 2014, regarding the beneficial ownership of the Company’s common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of March 21, 2014) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company’s directors and persons performing the roles of executive officers as a group:

Name and Address Of Beneficial Owner (a)	Number of Shares Of Common Stock Beneficially Owned	Percentage Of Class (b)

Allan I. Brown	1,113,023	1.5%

Joseph W. Bartlett	20,000	*

Greg Mays	10,000	*

Bradford Nugent	—	—

Ira Tochner	—	—

Terrence Wallock	5,000	*

Anthony Espiritu	—	—

All directors and executive officers as a group (6 persons)	1,148,023	1.5%

*	Represents less than 1%
(a)	The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 18952 MacArthur Boulevard Suite 470, Irvine, California, 92612. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 21, 2014, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights.
(b)	Based on 74,501,559 shares of common stock outstanding as of March 21, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

All options outstanding relating to the Company’s 1993 Omnibus Stock Plan (the “1993 Plan”) either were exercised or expired during 2013. Accordingly, no options to purchase shares of common stock were outstanding under the 1993 Plan at December 31, 2013. The 1993 Plan expired in May 2003, except as to options outstanding. The Company’s stockholders previously approved the 1993 Plan and all amendments that were subject to stockholder approval.

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

Item 14.	Principal Accountant Fees and Services

The following table presents fees, including reimbursement for expenses, for professional services rendered by Ernst & Young LLP (“EY”):

	Fiscal Year
	2013	2012
	(in thousands)
Audit fees (a)	$231	$136
Audit-related fees (b)	—	3
Tax fees (c)	—	—
All other fees (d)	—	—

Total	$231	$139

(a)	Audit fees are related to the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements, and services normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings and engagements.
(b)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees.
(c)	Tax fees are related to tax compliance, planning, and consulting.
(d)	All other fees are for services other than those reported in the other categories.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

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

/s/ ANTHONY ESPIRITU
Anthony Espiritu
Chief Financial Officer

April 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH W. BARTLETT	Director	April 11, 2014
Joseph W. Bartlett

/s/ ALLAN I. BROWN	Director	April 11, 2014
Allan I. Brown

/s/ GREG MAYS	Director and Chief Executive Officer	April 11, 2014
Greg Mays

/s/ BRADFORD NUGENT	Director	April 11, 2014
Bradford Nugent

/s/ IRA TOCHNER	Director	April 11, 2014
Ira Tochner

/s/ TERRENCE WALLOCK	Director	April 11, 2014
Terrence Wallock

EXHIBITS

Exhibit Number	Description

2.1†	Limited Liability Company Agreement, dated as of March 18, 2013, by and among Three Lions Entertainment, LLC, Simon and the other parties set forth on the signature pages thereto (incorporated by reference from Current Report on 8-K/A (File No. 000-21878) filed on August 23, 2013)

3.1(7)	Restated Certificate of Incorporation of the Registrant

3.2(6)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(4)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.29(5)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(6)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(6)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(6)	March 27, 2006, New Executive Services Agreement with Mr. Mays

31.1	Certification of Greg Mays pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

31.2	Certification of Anthony Espiritu pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes- Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 23, 2008, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Simon Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Worldwide, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Los Angeles, California

April 11, 2014

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

(in thousands, except share data)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$1,643	$7,267
Restricted cash	236	36
Prepaid expenses and other current assets	125	105

Total current assets	2,004	7,408
Investment in Three Lions Entertainment, LLC	5,987	—
Other assets	282	295

Total non-current assets	6,269	295

	$8,273	$7,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32	$58
Accrued expenses and other current liabilities	51	49

Total current liabilities	83	107

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 74,501,559 shares outstanding net of 4,002,070 treasury shares at par value at December 31, 2013 and 50,611,879 shares outstanding net of 4,002,070 treasury shares at par value at December 31, 2012	745	506
Additional paid-in capital	156,064	152,083
Accumulated deficit	(148,632)	(144,998)
Accumulated other comprehensive income	13	5

Total stockholders’ equity	8,190	7,596

	$8,273	$7,703

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

(in thousands, except per share data)

	2013	2012
Revenue	$—	$—
General and administrative expenses	1,112	1,552

Operating loss	(1,112)	(1,552)
Interest income	3	9
Other income	217	34
Equity in loss of Three Lions Entertainment, LLC	(2,743)	—
Equity in loss of Yucaipa AEC	—	(9)

Loss before income taxes	(3,635)	(1,518)
Income tax benefit (provision)	1	(4)

Net loss	$(3,634)	$(1,522)

Net loss per share – basic and diluted:
Loss per common share	$(0.06)	$(0.03)

Weighted average shares outstanding	56,580	50,612

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2013 and 2012

(in thousands, except per share data)

	2013	2012
Net loss	$(3,634)	$(1,522)

Other comprehensive income:
Unrealized gain on investments, net of tax	8	1

Other comprehensive income	8	1

Comprehensive loss	$(3,626)	$(1,521)

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2013 and 2012

(in thousands)

				Accumulated
	Common	Additional		Other	Total
	Stock	Paid-in	Accumulated	Comprehensive	Stockholders’
	($.01 Par Value)	Capital	Deficit	Income	Equity
Balance, December 31, 2011	$506	$152,083	$(143,476)	$4	$9,117

Net loss			(1,522)		(1,522)
Other comprehensive loss				1	1

Balance, December 31, 2012	506	152,083	(144,998)	5	7,596

Net loss			(3,634)		(3,634)
Common stock issued	239	4,774			5,013
Equity issuance costs		(793)			(793)
Other comprehensive income				8	8

Balance, December 31, 2013	$745	$156,064	$(148,632)	$13	$8,190

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

(in thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(3,634)	$(1,522)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Three Lions Entertainment, LLC	2,743	—
Increase in restricted cash	(200)	—
Change in value of other assets	27	9
Deferred income tax benefit	(6)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	(20)	58
Accounts payable	(26)	(15)
Accrued expenses and other current liabilities	2	(6)

Net cash used in operating activities	(1,114)	(1,476)

Cash flows from investing activities:
Investment in Three Lions Entertainment, LLC	(8,730)	—

Net cash used in investing activities	(8,730)	—

Cash flows from financing activities:
Proceeds from common stock issuance	5,009
Equity issuance costs	(793)	—
Proceeds from stock option exercises	4	—

Net cash provided by financing activities	4,220	—

Net decrease in cash and cash equivalents	(5,624)	(1,476)
Cash and cash equivalents, beginning of period	7,267	8,743

Cash and cash equivalents, end of period	$1,643	$7,267

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$3

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

Since August 2001, the Company has concentrated its efforts on reducing its costs and settling numerous claims, contractual obligations, and pending litigation. By April 2002, the Company had effectively eliminated a majority of its ongoing promotions business operations and was in the process of disposing of its assets and settling its liabilities related to the promotions business and defending and pursuing litigation with respect thereto. In essence, the Company discontinued its promotions business and changed the nature of its operation to focus on its pending litigation and winding down its contracted obligations. As a result of these efforts, the Company has been able to resolve a significant number of outstanding liabilities that existed in August 2001 or arose subsequent to that date. As of both December 31, 2013 and 2012, the Company had 4 employees. The Company is currently managed by the Chief Executive Officer, Greg Mays, and Chief Financial Officer, Anthony Espiritu, together with a general counsel.

On March 22, 2013, the Company announced in a current report on Form 8-K that it, together with Richard Beckman, Joel Katz and OA3, LLC (“OA3”), had entered into the limited liability company agreement (the “LLC Agreement”) of Three Lions Entertainment, LLC (“Three Lions”) on March 18, 2013. Pursuant to the LLC Agreement, the Company made an initial capital contribution of $3.15 million with respect to membership units currently representing 60% of the interest in the economic returns of Three Lions, a variable interest entity, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. The Company made a second capital contribution to Three Lions in the amount of $1.85 million on April 26, 2013. The Company made a third and final capital contribution to Three Lions of $3.5 million on October 2, 2013. As a result of these transactions, the Company’s business substantially consists of acting as the majority equityholder of, and holding a membership interest in, Three Lions. The Company cannot predict whether its investment in Three Lions will be successful.

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by operating activities was $1.1 million and $1.5 million in the years ended December 31, 2013 and 2012, respectively. The Company incurred losses within its operations in 2013 and continues to incur losses in 2014 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at December 31, 2013, to maintain its scaled back operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

2.	Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts were reclassified to conform to current period presentation.

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

Stock-Based Compensation

All options outstanding relating to the Company’s stock-based compensation plan either were exercised or expired during 2013. Accordingly, no options to purchase shares of common stock were outstanding at December 31, 2013. The stock-based compensation plan expired in May 2003, except as to options outstanding. In accordance with Accounting Standards Codification (“ASC”) 718-10-30, the Company accounts for awards of equity instruments at their grant date fair value with the stock-based compensation cost expensed ratably on a straight-line basis over the requisite service period. There were no employee stock-based awards granted or vested during 2013 and 2012.

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

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments, which have original maturities at the date of purchase of three-months or less. Restricted cash is excluded from cash and cash equivalents.

Investments

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

The excess of the cost of the Company’s investment in Three Lions over the amount of the Company’s underlying equity in the net assets of Three Lions is recognized as equity method goodwill which is not amortized. Equity method goodwill is not reported as goodwill in the Company’s consolidated balance sheets, but instead is disclosed in the Notes to Consolidated Financial Statements. However, at least annually, the Company assesses if there has been an other-than-temporary impairment in the carrying value of its Three Lions investment by comparing anticipated undiscounted future cash flows from Three Lions with the carrying value of this investment. In performing this analysis, the Company also considers factors such as current results, trends and future prospects, in addition to other economic factors.

Another investment of the Company is designated as available-for-sale in accordance with the provisions primarily codified under ASC 320-10-25, “Investments—Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income component of stockholders’ equity. This investment is included in non-current other assets in the accompanying consolidated balance sheets.

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

The Company records liabilities related to uncertain tax positions in accordance with ASC 740, which provides guidance in accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for a tax position taken and expected to be taken in a tax return. For tax benefits to be recognized under ASC 740, a tax position must be more likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company does not have a liability for unrecognized tax benefits at December 31, 2013 and 2012, respectively.

Earnings (Loss) Per Common Share

Earnings (loss) per common share have been determined in accordance with the provisions of ASC 260-10, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the income statement and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

Recently Issued Accounting Standards

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

3. Variable Interest Entity (“VIE”)

Three Lions meets the definition of a variable interest entity as the total equity investment at risk in Three Lions is not sufficient to permit Three Lions to finance its activities without further subordinated financial support by any parties, including the equity holders. Management determined at the date of the Company’s third contribution that the entity was a variable interest entity primarily based on the current equity investment at risk in Three Lions totaling $9.0 million, which consists of three contributions by the Company of $3.1 million on March 18, 2013, $1.9 million on April 26, 2013, and $3.5 million on October 2, 2013, and founder contributions of $.5 million, compared to capital in excess of that amount deemed necessary to develop and produce content, market and air the first revenue-generating event in 2014. The Company’s contributions total $8.5 million and the founders’ contributions total $.5 million. As the Company did not have sufficient cash on hand to make its third contribution, the Company raised capital through an offering of its common stock to its shareholders.

The Company’s equity interest in Three Lions represents a variable interest in a VIE. Due to certain requirements under the LLC Agreement of Three Lions, the Company, through its voting rights associated with its LLC units, does not have the sole power to direct the activities of Three Lions that most significantly impact Three Lion’s economic performance and the obligation to absorb losses of Three Lions that could potentially be significant to Three Lions or the right to receive benefits from Three Lions that could potentially be significant to Three Lions. Specifically, the Company shares power with the founders who control the common units of Three Lions to approve budgets and business plans and make key business decisions all of which require unanimous consent from all the executive board members. As a result, the Company is not the primary beneficiary of Three Lions and thus does not consolidate it. However, the Company has significant influence over Three Lions and therefore, accounts for its ownership interest in Three Lions under the equity method of accounting.

Through December 31, 2013, the Company’s total contributions of $8.5 million are reduced by Simon’s absorption of its share of Three Lions’ operating losses from the period March 18 to September 30, 2013, which brings the carrying value of its Three Lions investment to $6.0 million including transaction costs. The Company’s contributions to Three Lions is greater than its share of Three Lions’ net assets. This excess represents equity method goodwill which totaled $3.8 million at December 31, 2013. Also, the Company was required to issue a cash collateralized bank letter of credit on April 12, 2013 in the amount of $.2 million with an expiration date of April 15, 2014, to guarantee payments on an office lease obtained by Three Lions. The Company’s investment, and guarantee, related to Three Lions totaled $8.7 million at December 31, 2013, representing the Company’s maximum exposures to loss.

A summary of the assets and liabilities as of December 31, 2013 and operating results for the nine months and 13 days then ended (since March 18, 2013, the date of the LLC Agreement), related to Three Lions are as follows (in thousands):

Current assets:
Cash	$4,311
Prepaid expenses and other current assets	619

Total current assets	4,930
Non-current assets	325

Total assets	5,255
Accounts payable and other current liabilities	931

Total liabilities	931

Net assets	$4,324

Revenue	$—
General and administrative expenses	4,647
Depreciation and amortization	31

Operating loss	(4,678)
Interest income	2

Net loss	$(4,676)

Creditors of Three Lions do not have recourse against the general credit of the Company, regardless of whether Three Lions is accounted for as a consolidated entity.

4.	Commitments and Contingencies

The Company may be involved in litigation and legal matters which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these litigation and legal matters, if any, will have a material adverse effect on its financial condition, results of operations, or net cash flows.

5.	Lease Obligations and Other Commercial Commitments

The approximate minimum rental commitments under all noncancelable leases at December 31, 2013, are due as follows:

Year	Amount
2014	$44,198
2015	30,537

$74,735

Rental expense for all operating leases was approximately $47,000 and $46,000 in 2013 and 2012, respectively. Rent is charged to operations on a straight-line basis.

At December 31, 2013, the Company has letters of credit totaling approximately $236,000 and are considered restricted cash. Of this amount, $36,000 supports the Company’s periodic payroll obligations and $.2 million guarantees payments on an office lease obtained by Three Lions.

6.	Income Taxes

The Company had a provision (benefit) for income taxes for the year ended December 31, 2013 and 2012 that consisted of the following (in thousands):

	2013	2012
Current:
Foreign	$—	$—
Federal	—	—
State	5	4

Total	5	4
Deferred:
Foreign	—	—
Federal	(5)	—
State	(1)	—

Total	(6)	—
Total:
Foreign	—	—
Federal	(5)	—
State	4	4

Total	$(1)	$4

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $31.9 million and $31.4 million is required at December 31, 2013 and 2012, respectively. The valuation allowance increased primarily due to an increase in deferred tax assets arising from current year’s net operating and capital losses. The tax effects of temporary differences that gave rise to deferred tax assets at December 31, 2013 and 2012, were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$28,973	$28,824
Capital losses	4,153	3,907
Other asset reserves	1	268
Accrued expenses	23	19

Total deferred tax assets	33,150	33,018
Valuation allowance	(31,931)	(31,432)

	1,219	1,586
Deferred tax liabilities:
State deferreds	(1,219)	(1,586)

Total deferred tax liabilities	(1,219)	(1,586)

Net deferred taxes	$—	$—

As of December 31, 2013, the Company had federal NOLs of approximately $77.2 million that will expire from 2021 through 2034. The Company had post-apportionment state NOLs of approximately $30.3 million that will expire from 2013 through 2034. The Company also has pre-apportionment NOLs from New York State and New York City totaling $108.0 million at December 31, 2013. Since the Company has no revenue-generating operations in New York State and New York City, management has determined that none of the NOLs should be recognized. If the Company were to commence operations in New York State or New York City in future years, the realizability of the NOLs and related deferred tax assets will be assessed at such time. The NOLs from New York State and New York City carry forward for 20 years and begin to expire in 2021 through 2034.

The federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code, which could significantly restrict the Company’s ability to use the NOLs to offset taxable income in subsequent years. The Company completed a review of any potential limitation on the use of its net operating losses under Section 382 on August 9, 2008, and an update to this review on June 7, 2013. Based on such reviews, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses to offset future taxable income, if any, including any income from Three Lions.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	2013	2012
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	39.2	39.1
Permanent differences	0.6	0.7
Minimum tax	0.1	0.3

	0.1%	0.3%

7.	Accrued Expenses and Other Current Liabilities

At December 31, 2013 and 2012, accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll, related items and deferred compensation	$47	$40
Accrued professional fees	4	—
Franchise tax payable	—	9

	$51	$49

8.	Stock Plan

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

The following summarizes the status of the Company’s incentive stock options as of December 31, 2013 and 2012 and changes for the years then ended:

	2013		2012
	Shares	Weighted Exercise Price	Shares	Weighted Exercise Price
Outstanding at the beginning of year	55,000	$0.10	55,000	$0.10
Granted	—	—	—	—
Exercised	(35,000)	0.10	—	—
Expired/Forfeited	(20,000)	0.10	—	—

Outstanding at end of year	—	—	55,000	0.10

Options exercisable at year-end	—	—	55,000	0.10

Options available for future grant	—	—	—

Weighted average fair value of options granted during the year	Not applicable		Not applicable

All options outstanding relating to the Company’s Omnibus Plan either were exercised or expired during 2013. Accordingly, no options to purchase shares of common stock were outstanding at December 31, 2013. In addition, no further options are available for grant under the plan.

9.	Loss per Share Disclosure

The Company calculates its loss per share in accordance with ASC 260-10, “Earnings Per Share.” There were 56,580,155 and 50,611,879 weighted average shares outstanding on a basic and diluted basis for the years ended December 31, 2013 and 2012, respectively. In addition, there were 22,671 and 55,000 weighted average shares related to stock options exercisable for the years ended December 31, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a net loss for each period presented. All outstanding stock options of the Company either were exercised or expired during 2013.

10.	Related-Party Transactions

During 2013, the Company earned approximately $105,000 from Three Lions, a VIE of the Company, related to limited accounting services and reimbursements. Of this amount, approximately $12,500 is in other receivables at December, 31, 2013. During 2013 and 2012, the Company also earned $117,000 and approximately $34,000, respectively, from Wild Oats Marketing, LLC, a company controlled by the Company’s largest shareholder, related to limited accounting and administrative services. Of this amount, $12,000 and $3,000 is in other receivables at December 31, 2013 and 2012, respectively.

11.	Subsequent Events

On April 12, 2013, the Company caused to be issued a cash collateralized bank letter of credit in the amount of $.2 million with an original expiration date of April 15, 2014, to guarantee payments on an office lease obtained by Three Lions. This expiration date is subject to a 30-day notice to terminate from the Company to Three Lions. If the Company does not provide such 30-day notice, the guarantee by the Company will continue beyond April 15, 2014, although the Company may terminate any time after this date provided it gives a 30-day notice to terminate to Three Lions. Because the Company did not provide a notice to terminate to Three Lions by March 16, 2014, the guarantee provided by the Company is expected to continue beyond April 15, 2014. The Company considers this to be a non-recognized subsequent event.