Form 10-Q
period 2014-03-31
SIMON WORLDWIDE INC
filed 2014-05-14
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 7, 2014, 74,501,559 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO
Ex-101.INS	Instance Document
Ex-101.SCH	Schema Document
Ex-101.CAL	Calculation Linkbase Document
Ex-101.DEF	Definition Linkbase Document
Ex-101.LAB	Labels Linkbase Document
Ex-101.PRE	Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,438	$1,643
Restricted cash	236	236
Prepaid expenses and other current assets	96	125

Total current assets	1,770	2,004
Investment in Three Lions Entertainment, LLC	5,148	5,987
Other assets	269	282

Total non-current assets	5,417	6,269

	$7,187	$8,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26	$32
Accrued expenses and other current liabilities	36	51

Total current liabilities	62	83
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 74,501,559 shares issued and outstanding net of 4,002,070 treasury shares at par value at March 31, 2014 and December 31, 2013	745	745
Additional paid-in capital	156,064	156,064
Accumulated deficit	(149,694)	(148,632)
Accumulated other comprehensive income	10	13

Total stockholders’ equity	7,125	8,190

	$7,187	$8,273

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except loss per share data)

	For the Three Months Ended March 31,
	2014	2013
Revenue	$—	$—
General and administrative expenses	291	287

Operating loss	(291)	(287)
Interest income	—	2
Other income, net	74	9
Equity in losses of Three Lions Entertainment, LLC	(839)	(243)

Loss before income taxes	(1,056)	(519)
Income tax provision	(6)	(4)

Net loss	$(1,062)	$(523)

Net loss per share – basic and diluted:
Loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	74,502	50,612

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(1,062)	$(523)
Other comprehensive (loss) gain:
Unrealized (loss) gain on investments	(3)	1

Other comprehensive (loss) gain	(3)	1

Comprehensive loss	$(1,065)	$(522)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,062)	$(523)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Three Lions Entertainment, LLC	839	243
Deferred income tax benefit	2	—
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	37	35
Accounts payable	(6)	11
Accrued expenses and other current liabilities	(15)	(20)

Net cash used in operating activities	(205)	(254)

Cash flow from investing activities:
Investment in Three Lions Entertainment, LLC	—	(3,150)

Net cash used in investing activities	—	(3,150)

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(205)	(3,404)
Cash and cash equivalents, beginning of period	1,643	7,267

Cash and cash equivalents, end of period	$1,438	$3,863

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$1

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company” or “Simon”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”). Certain prior period amounts were reclassified to conform to current period presentation.

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

Pursuant to the LLC Agreement, the Company contributed $3.15 million to Three Lions in exchange for membership units representing 60% of the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. In respect of such previously issued membership units, the Company made a second capital contribution to Three Lions in the amount of $1.85 million on April 26, 2013, and a third and final capital contribution to Three Lions in the amount of $3.5 million on October 2, 2013. As a result of these transactions, the Company’s business substantially consists of acting as the majority equityholder of, and holding a membership interest in, Three Lions. The Company cannot predict whether its investment in Three Lions will be successful. The business and operations of Three Lions are managed and directed by a five person Executive Board, three of whom the Company has the power to designate. The Executive Board governs under majority vote, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board (“Special Approval”).

The operating results for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

2. Variable Interest Entity (“VIE”)

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

Through March 31, 2014, the Company’s total contributions of $8.5 million are reduced by Simon’s absorption of its share of Three Lions’ operating losses from the period March 18, 2013, through March 31, 2014, which brings the carrying value of its Three Lions investment to $5.1 million. The Company’s contributions to Three Lions is greater than its share of Three Lions’ net assets. This excess represents equity method goodwill which totaled $3.4 million at March 31, 2014. Also, the Company was required to issue a cash collateralized bank letter of credit on April 12, 2013 in the amount of $.2 million with an expiration date of April 15, 2015, to guarantee payments on an office lease obtained by Three Lions. The Company’s investment, and guarantee, related to Three Lions totaled $8.7 million at March 31, 2014, representing the Company’s maximum exposures to loss.

A summary of the assets and liabilities as of March 31, 2014 and operating results for the three months then ended, related to Three Lions are as follows (in thousands):

Current assets:
Cash	$2,853
Prepaid expenses and other current assets	1,114

Total current assets	3,967
Non-current assets	317

Total assets	4,284
Accounts payable and other current liabilities	1,357

Total liabilities	1,357

Net assets	$2,927

Revenue	$—
General and administrative expenses	1,384
Depreciation and amortization	14

Operating loss	(1,398)
Interest income	1

Net loss	$(1,397)

3. Loss Per Share Disclosure

The Company calculates its loss per share in accordance with ASC 260-10, “Earnings Per Share.” There were 74,501,559 and 50,611,879 weighted average shares outstanding on a basic and diluted basis for the three months ended March 31, 2014 and 2013, respectively. In addition, there were 55,000 weighted average shares related to stock options exercisable for the three months ended March 31, 2013 that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company had a net loss for the period. All outstanding stock options of the Company either were exercised or expired during 2013. Accordingly, there were no stock options outstanding during the three months ended March 31, 2014.

4. Income Taxes

The Company had a provision for income taxes for the three months ended March 31, 2014 and 2013 that consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Current:
Foreign	$—	$—
Federal	—	—
State	4	4

Total	4	4
Deferred:
Foreign	—	—
Federal	2	—
State	—	—

Total	2	—
Total:
Foreign	—	—
Federal	2	—
State	4	4

Total	$6	$4

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $31.6 million and $31.9 million is required at March 31, 2014, and December 31, 2013, respectively. The valuation allowance decreased primarily due to a decrease in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets at March 31, 2014, and December 31, 2013, were as follows (in thousands):

	March 31, 2014	December 31, 2013
Deferred tax assets:
Net operating losses	$29,413	$28,973
Capital losses	4,153	4,153
Other asset reserves	(758)	1
Accrued expenses	23	23

Total deferred tax assets	32,831	33,150
Valuation allowance	(31,635)	(31,931)

	1,196	1,219
Deferred tax liabilities:
State deferreds	(1,196)	(1,219)

Total deferred tax liabilities	(1,196)	(1,219)

Net deferred taxes	$—	$—

As of March 31, 2014, the Company had federal NOLs of approximately $78.2 million that will expire from 2021 through 2034. The Company had post-apportionment state NOLs of approximately $31.3 million that will expire from 2014 through 2034. The Company also has pre-apportionment NOLs from New York State and New York City totaling $105.0 million at March 31, 2014. Since the Company has no revenue-generating operations in New York State and New York City, management has determined that none of the NOLs should be recognized. If the Company were to commence operations in New York State or New York City in future years, the realizability of the NOLs and related deferred tax assets will be assessed at such time. The NOLs from New York State and New York City carry forward for 20 years and begin to expire in 2021 through 2034.

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	March 31,
	2014	2013
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	39.5	24.5
Permanent differences	0.3	15.3
Minimum tax	0.4	0.7

	0.4%	0.7%

5. Subsequent Events

Previously, on April 12, 2013, the Company issued a letter of credit in the amount of $.2 million and with an original expiration date of April 15, 2014, to guarantee payments on an office lease obtained by Three Lions and subject to the Company providing to Three Lions a 30-day notice of intent to terminate the letter of credit. The Company allowed the letter of credit to continue beyond the original expiration by it not providing the required 30-day notice of intent to terminate the letter of credit to Three Lions. However, the Company can terminate the letter of credit at any time after the original expiration date of April 15, 2014, provided the Company provides the required 30-day notice of intent to terminate the letter of credit to Three Lions.

On May 13, 2013, the Company announced in a current report on Form 8-K, (the “SunTrust 8-K”), that on May 7, 2014, the Company had entered into an amendment of the LLC Agreement with the other members of Three Lions (the “First Amendment”), which amended the transfer restrictions in the LLC Agreement to permit each member to pledge 100% of its interest in Three Lions as security in order to enable Three Lions to obtain additional line of credit financing from SunTrust Bank (“SunTrust”). The First Amendment also amended the provision of the LLC Agreement pursuant to which OA3, an affiliate of the Company’s controlling shareholder, is obligated to make available to Three Lions, upon the request of its chief executive officer, a revolving loan facility in a principal amount not to exceed $6,000,000 on the terms set forth in the LLC Agreement (the “OA3 Loan Facility”). Under the First Amendment, Three Lions is only permitted to draw on the OA3 Loan Facility for the sole purpose of providing funding necessary for Three Lions to cure any defaults under the SunTrust credit facility, and the OA3 Loan Facility is made subordinate and junior in right of payment of the obligations under the SunTrust facility.

The Company also announced in the SunTrust 8-K that on May 7, 2014, the Company entered into a pledge agreement with SunTrust (the “Pledge Agreement”), wherein the Company pledged all of its equity interests in Three Lions and the proceeds therefrom (the “Pledged Securities”) to SunTrust as security for Three Lions’ obligations under the SunTrust facility, in order to satisfy a condition precedent to SunTrust’s agreement to provide such financing. Unless and until an event of default shall have occurred and be continuing under the SunTrust facility, the Company shall retain all voting rights, and rights to receive any cash dividends or distributions paid while no event of default is continuing, with respect to the Pledged Securities so long as such rights are exercised in a manner not inconsistent with the terms of the Pledge Agreement and the SunTrust facility. The Company’s pledge of the Pledged Securities under the Pledge Agreement shall terminate only upon the payment in full and termination of Three Lions’ obligations under the SunTrust facility. The Pledge Agreement expressly provides that SunTrust shall not have any claim, remedy or right to proceed against the Company for any deficiency in payment or performance of the obligations under the SunTrust facility, from any source other than the Pledged Securities pledged by the Pledge Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2014, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Associated Risks

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the 2013 10-K for purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

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

The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the Company announced in a current report on Form 8-K, as amended by Amendment No. 1 thereto filed by the Company on July 15, 2013, by Amendment No. 2 thereto filed by the Company on August 7, 2013, and by Amendment No. 3 thereto filed by the Company on August 23, 2013 (the “TLE 8-K”), that it, together with Richard Beckman, Joel Katz and OA3 had entered into the LLC Agreement of Three Lions. As described in more detail in the TLE 8-K, pursuant to the LLC Agreement, the Company made an initial capital contribution of $3.15 million to acquire 600,000 investor membership units, or investor units, representing 60% of the voting power of Three Lions, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board. The other two initial members of Three Lions, Richard Beckman and Joel Katz, were granted a total of 35,294 investor units in respect of their combined initial capital contributions of $185,294, and a total of 364,706 common units in respect of their establishment of and contributions of property to Three Lions, which investor units and common units represent 40% of the voting power of Three Lions, subject to such unanimous approval provisions.

The 600,000 investor units the Company acquired in respect of its initial capital contribution currently represent a 60% interest in the economic returns of Three Lions, including the right to receive along with the other holders of investor units, in preference over holders of common units, certain priority distributions of 100% of available proceeds of any sale or liquidation transactions and not less than 75% of available cash from operations, in each case as determined by the Executive Board, until such time as the respective capital contributions made by the Company and the other members holding investor units have been recouped in full, at which time the holders of common units would be entitled to receive certain catch-up distributions thereafter until aggregate distributions made match the respective pro rata 63.5%/36.5% percentage interest split between the investor units and the common units. An employee incentive equity pool of non-voting units representing approximately 10% of the fully diluted economic interests of Three Lions has also been established in the LLC Agreement. Any issuance of such incentive units or other economic participation rights to Three Lions employees could result in a proportionate dilutive reduction in the Company’s 60% interest in the economic returns of Three Lions of up to 6% in the aggregate, after the return of the Company’s aggregate capital contributions to Three Lions. As of March 31, 2014, none of the employee incentive units in the pool had been issued, however, Three Lions has granted to certain of its executive employees pursuant to their respective employment agreements certain economic participation rights in the event of (a) a sale or disposition of all or substantially all of the assets and business operations of Three Lions or of all of the equity ownership interests in Three Lions, or (b) a liquidation of Three Lions that is not the result of the transactions described in the preceding clause (a) (any such transaction described in clause (a) or (b), a “Covered Transaction”). These contractual economic participation rights entitle these executive employees, subject to the conditions set forth in the next sentence, to an aggregate total of nine percent (9%) of the excess net proceeds received by Three Lions and its members from a Covered Transaction above the sum of (A) all loans, debts and similar liabilities owed by Three Lions to its creditors (including members), (B) all capital contributions made to Three Lions by its members (less any non-tax related distributions received by such members), (C) all costs and expenses incurred by Three Lions and its members in connection with the Covered Transaction and (D) any amounts paid in exchange for services, non-competition agreements or other services, assets or items of value required to be performed or provided by Three Lions or its members in connection with the Covered Transaction. These participation rights are subject to vesting in three equal annual installments beginning on the first anniversary date of the commencement of the recipient’s employment with Three Lions (which first anniversary dates currently range from March 19, 2014 through May 2, 2014), subject to (i) the recipient’s continued employment with Three Lions and (ii) possible acceleration of such vesting by one year in the event of the occurrence of, or Three Lions enters into a binding obligation to engage in, a Covered Transaction prior to the next vesting date.

Pursuant to the LLC Agreement, the Company made a second capital contribution to Three Lions in the amount of $1,850,000, and Messrs. Beckman and Katz made additional capital contributions to Three Lions totaling $108,824, in April 2013. The Company made a third and final capital contribution to Three Lions of $3.5 million on October 2, 2013, and Messrs. Beckman and Katz made final capital contributions to Three Lions totaling $205,882. The Company made this $3.5 million capital contribution to Three Lions following the closing of its rights offering. OA3, an affiliate of the Company’s controlling shareholder, is obligated under the LLC Agreement (as amended by the First Amendment) to make available to Three Lions, the OA3 Loan Facility for the purpose set forth in the First Amendment (as discussed above in Note 5 (Subsequent Events) to the Company’s Condensed Consolidated Financial Statements (Unaudited)).

The LLC Agreement provides that for so long as the Company holds at least 51% of the voting membership units in Three Lions (or 510,000 investor units), the Company will control at least 51% of the voting power of the members of Three Lions, subject to certain major decisions that require the unanimous approval of either the members of Three Lions or its Executive Board which effectively requires the Company to obtain the approval of Messrs. Beckman and Katz in these cases since both are members of Three Lions and of its Executive Board. Additionally, the LLC Agreement provides that the Company has the right to appoint three of the five members of the Executive Board of Three Lions. For so long as the Company holds not less than 75% of the membership units that it held as of October 4, 2013, the Company shall continue to be entitled to appoint and remove three of the five members of the Executive Board of Three Lions, which governs the business and operations of Three Lions. The Executive Board governs under simple majority vote, subject to certain significant decisions that require Special Approval as described in more detail in the TLE 8-K.

In addition, in April 2012, the Company began providing limited accounting and administrative services to a company controlled by an affiliate of the Company’s largest shareholder. The Company also began providing accounting services to Three Lions in May 2013. The arrangements entail providing these services through an undetermined end date, including payments totaling approximately $74,000 expected for the second quarter. The Company does not consider these arrangements to be part of its recurring operations.

As of both March 31, 2014 and December 31, 2013, the Company had 4 employees. The Company is currently managed by the Chief Executive Officer, Greg Mays, and Chief Financial Officer, Anthony Espiritu, together with an acting general counsel.

Outlook

The lack of any operating revenue has had and, notwithstanding the Company’s active involvement in Three Lions, will continue to have a substantial adverse impact on the Company’s cash position. The Company incurred losses within its continuing operations in 2013 and continues to incur losses in 2014 for the general and administrative expenses incurred to manage the affairs of the Company. In the near term, the primary source of current and future working capital is expected to be cash on hand and proceeds from the sale of remaining long-term investments. Management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

Considering our current cash position of $1.4 million at March 31, 2014, and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2013

The Company generated no sales or gross profits in continuing operations during the three months ended March 31, 2014 and 2013.

General and administrative expenses totaled $.3 million during the three months ended March 31, 2014, which was similar with the $.3 million of general and administrative expenses during the three months ended March 31, 2013, as operations for the current period were consistent with operations for the same period of the prior year.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. If consolidated by the Company, Three Lions will significantly increase the Company’s losses from operations as Three Lions is not expected to generate revenues until the third quarter 2014.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1.7 million and $1.9 million at March 31, 2014, and December 31, 2013, respectively.

Net cash used in operating activities during the three months ended March 31, 2014 totaled $.2 million primarily due to a net loss of $1.0 million partially offset by equity in the losses of Three Lions of $.8 million. Net cash used in operating activities during the three months ended March 31, 2013, totaled $.3 million primarily due to a loss from continuing operations of $.5 million partially offset by the Company’s investment loss in Three Lions of $.2 million.

There were no investing activities during the three months ended March 31, 2014. Net cash used in investing activities during the three months ended March 31, 2013, totaled $3.15 million due to the Company’s payments for acquiring membership units in Three Lions.

There were no financing activities during the three months ended March 31, 2014 and 2013.

At March 31, 2014, the Company has letters of credit totaling approximately $236,000 and are considered restricted. Of this amount, $36,000 supports the Company’s periodic payroll obligations and $.2 million guarantees payments on an office lease obtained by the Company’s Three Lions subsidiary.

The Company’s contributions to Three Lions total $8.5 million. The contributions from noncontrolling interest holders total $.5 million. In addition, OA3, a related party, is required under the LLC Agreement to make available to Three Lions, upon the request of its chief executive officer, a revolving loan facility in a principal amount not to exceed $6.0 million on the terms set forth in the LLC Agreement. If these amounts are insufficient to meet Three Lions’ start-up, operating and production expenses, Three Lions may need or choose to obtain additional financing by selling securities or by entering into credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 10-K, which could materially affect our business, financial condition and future results. We are not aware of any material changes from the risk factors set forth in our 2013 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.2(1)	First Amendment to Limited Liability Company Agreement of Three Lions Entertainment, LLC, dated May 7, 2014, by and among the Company, Richard Beckman, Joel Katz and OA3, LLC

10.33(2)	Pledge Agreement, dated May 7, 2014, between the Company and SunTrust Bank, as Administrative Agent for the lenders referred to therein

31.1	Certification of Greg Mays pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

31.2	Certification of Anthony Espiritu pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 13, 2014, and incorporated herein by reference.
(2)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 13, 2014, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2014	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer
(duly authorized signatory)

Date: May 14, 2014	SIMON WORLDWIDE, INC.

/s/ Anthony Espiritu
Anthony Espiritu
Principal Financial Officer
(duly authorized signatory)