Form 10-Q
period 2014-06-30
SIMON WORLDWIDE INC
filed 2014-08-13
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 7, 2014, 74,501,559 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO
Ex-101.INS	Instance Document
Ex-101.SCH	Schema Document
Ex-101.CAL	Calculation Linkbase Document
Ex-101.DEF	Definition Linkbase Document
Ex-101.LAB	Labels Linkbase Document
Ex-101.PRE	Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,266	$1,643
Restricted cash	236	236
Prepaid expenses and other current assets	83	125

Total current assets	1,585	2,004
Investment in Three Lions Entertainment, LLC	4,308	5,987
Other assets	258	282

Total non-current assets	4,566	6,269

	$6,151	$8,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18	$32
Accrued expenses and other current liabilities	46	51

Total current liabilities	64	83

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized;
74,501,559 shares outstanding net of 4,002,070 treasury shares at par value at June 30, 2014 and December 31, 2013	745	745
Additional paid-in capital	156,064	156,064
Accumulated Deficit	(150,731)	(148,632)
Accumulated other comprehensive income	9	13

Total stockholders’ equity	6,087	8,190

	$6,151	$8,273

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except loss per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—
General and administrative expenses	267	322	559	608

Operating loss	(267)	(322)	(559)	(608)
Interest income	—	1	—	2
Other income, net	74	61	147	70
Equity in losses of Three Lions Entertainment, LLC	(841)	(637)	(1,679)	(880)

Loss before income taxes	(1,034)	(897)	(2,091)	(1,416)
Income tax provision	(3)	—	(8)	(4)

Net loss	$(1,037)	$(897)	$(2,099)	$(1,420)

Net loss per share – basic and diluted:
Loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding	74,502	50,625	74,502	50,619

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,037)	$(897)	$(2,099)	$(1,420)

Other comprehensive (loss) gain:
Unrealized (loss) gain on investments	(1)	15	(4)	16

Other comprehensive (loss) gain	(1)	15	(4)	16

Comprehensive loss	$(1,038)	$(882)	$(2,103)	$(1,404)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,099)	$(1,420)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Three Lions Entertainment, LLC	1,679	880
Increase in restricted cash	—	(200)
Deferred income tax benefit	3	—
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	59	20
Accounts payable	(14)	39
Accrued expenses and other current liabilities	(5)	(7)

Net cash used in operating activities	(377)	(688)

Cash flows from investing activities:
Investment in Three Lions Entertainment, LLC	—	(5,000)

Net cash used in investing activities	—	(5,000)

Cash flows from financing activities:
Equity issuance costs	—	(143)
Proceeds from stock option exercises	—	4

Net cash used in financing activities	—	(139)

Net decrease in cash and cash equivalents	(377)	(5,827)
Cash and cash equivalents, beginning of period	1,643	7,267

Cash and cash equivalents, end of period	$1,266	$1,440

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$3

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

On May 7, 2014, the Company entered into a Pledge Agreement with SunTrust Bank (“SunTrust”) wherein the Company pledged all of its equity interests in Three Lions (and all proceeds of such interests) to SunTrust as security for Three Lions’ obligations under a revolving credit facility that Three Lions obtained from SunTrust. The Company’s pledge of its equity interests in Three Lions will terminate only upon the payment in full and termination of Three Lions’ obligations under the revolving credit facility. The Pledge Agreement provides that SunTrust shall not have any claim, remedy, or right to proceed against the Company for any deficiency in payment or performance by Three Lions from any source other than the Company’s equity interests in Three Lions.

The operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

Through June 30, 2014, the Company’s total contributions of $8.5 million are reduced by Simon’s absorption of its share of Three Lions’ operating losses from the period March 18, 2013, through June 30, 2014, which brings the carrying value of its Three Lions investment to $4.3 million. The Company’s contributions to Three Lions is greater than its share of Three Lions’ net assets. This excess represents equity method goodwill which totaled $4.2 million at June 30, 2014. Also, the Company was required to issue a cash collateralized bank letter of credit on April 12, 2013 in the amount of $.2 million with an expiration date of April 15, 2015, to guarantee payments on an office lease obtained by Three Lions. The Company’s investment, and guarantee, related to Three Lions totaled $8.7 million at June 30, 2014, representing the Company’s maximum exposures to loss.

A summary of the assets and liabilities as of June 30, 2014 and operating results for the six months then ended, related to Three Lions are as follows (in thousands):

Current assets:
Cash	$2,690
Prepaid expenses and other current assets	2,468

Total current assets	5,158
Noncurrent assets	537

Total assets	5,695

Current liabilities:
Accounts payable and other current liabilities	3,729
Revolving credit facility	386

Total current liabilities	4,115
Noncurrent liabilities	54

Total liabilities	4,169

Net assets	$1,526

Revenue	$—
General and administrative expenses	2,763
Depreciation and amortization	29

Operating loss	(2,792)
Interest income	2
Interest expense	(8)

Net loss	$(2,798)

3. Long-term Investment

The Company holds an investment in an available-for-sale equity security with a fair value of approximately $31,000 and $37,000 at June 30, 2014, and December 31, 2013, respectively, which is included in other assets in the accompanying consolidated balance sheets. The cost basis in this available-for-sale security was approximately $19,000 at June 30, 2014 and December 31, 2013. Total unrealized gains in accumulated other comprehensive income totaled approximately $12,000 and $18,000 at June 30, 2014, and December 31, 2013. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

4. Loss Per Share Disclosure

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 74,501,559 weighted average shares outstanding for the three and six months ended June 30, 2014 and 50,625,121 and 50,618,536 weighted average shares outstanding for the three and six months ended June 30, 2013, respectively. In addition, there were 36,538 and 45,718 weighted average shares related to stock options exercisable for the three months and six months ended June 30, 2013. However, all such stock options either were exercised or expired during the three months ended June 30, 2013. The effect of the stock options exercised is included in the calculation of weighted average shares outstanding for the three and six months ended June 30, 2013.

5. Income Taxes

The Company had a provision for income taxes for the six months ended June 30, 2014 and 2013 that consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Current:
Foreign	$—	$—
Federal	—	—
State	5.3	4.0

Total	5.3	4.0

Deferred:
Foreign	—	—
Federal	2.1	—
State	.4	—

Total	2.5	—

Total:
Foreign	—	—
Federal	2.1	—
State	5.7	4.0

Total	$7.8	$4.0

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $32.1 million and $31.9 million is required at June 30, 2014, and December 31, 2013, respectively. The valuation allowance increased primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets at June 30, 2014, and December 31, 2013, were as follows (in thousands):

	June 30, 2014	December 31, 2013
Deferred tax assets:
Net operating losses	$30,291	$28,973
Capital losses	4,153	4,153
Other asset reserves	(1,165)	1
Accrued expenses	21	23

Total deferred tax assets	33,300	33,150
Valuation allowance	(32,067)	(31,931)

	1,233	1,219

Deferred tax liabilities:
State deferreds	(1,233)	(1,219)

Total deferred tax liabilities	(1,233)	(1,219)

Net deferred taxes	$—	$—

As of June 30, 2014, the Company has federal net operating losses (“NOLs”) of approximately $80.2 million and post-apportionment state NOLs of approximately $33.4 million, respectively. The federal NOLs carry forward for 20 years and being to expire in 2021 through 2035. The state post-apportioned NOLs are from various states and begin to expire in 2014 through 2035.

The Company also has pre-apportionment NOLs from the two jurisdictions of New York State and New York City totaling $110.2 million at June 30, 2014. Since the Company has no revenue-generating operations in New York State and New York City, management has determined that none of the NOLs should be recognized. If the Company were to commence operations in New York State or New York City in future years, the realizability of the NOLs and related deferred tax assets will be assessed at such time. The NOLs from New York State and New York City carry forward for 20 years and begin to expire in 2021 through 2035.

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	June 30,
	2014	2013
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	34.6	34.5
Permanent differences	5.3	5.3
Minimum tax	0.2	0.2

	0.3%	0.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2014, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

The 600,000 investor units the Company acquired in respect of its initial capital contribution currently represent a 60% interest in the economic returns of Three Lions, including the right to receive along with the other holders of investor units, in preference over holders of common units, certain priority distributions of 100% of available proceeds of any sale or liquidation transactions and not less than 75% of available cash from operations, in each case as determined by the Executive Board, until such time as the respective capital contributions made by the Company and the other members holding investor units have been recouped in full, at which time the holders of common units would be entitled to receive certain catch-up distributions thereafter until aggregate distributions made match the respective pro rata 63.5%/36.5% percentage interest split between the investor units and the common units. An employee incentive equity pool of non-voting units representing approximately 10% of the fully diluted economic interests of Three Lions has also been established in the LLC Agreement. Any issuance of such incentive units or other economic participation rights to Three Lions employees could result in a proportionate dilutive reduction in the Company’s 60% interest in the economic returns of Three Lions of up to 6% in the aggregate, after the return of the Company’s aggregate capital contributions to Three Lions. As of June 30, 2014, none of the employee incentive units in the pool had been issued, however, Three Lions has granted to certain of its executive employees pursuant to their respective employment agreements certain economic participation rights in the event of (a) a sale or disposition of all or substantially all of the assets and business operations of Three Lions or of all of the equity ownership interests in Three Lions, or (b) a liquidation of Three Lions that is not the result of the transactions described in the preceding clause (a) (any such transaction described in clause (a) or (b), a “Covered Transaction”). These contractual economic participation rights entitle these executive employees, subject to the conditions set forth in the next sentence, to an aggregate total of nine percent (9%) of the excess net proceeds received by Three Lions and its members from a Covered Transaction above the sum of (A) all loans, debts and similar liabilities owed by Three Lions to its creditors (including members), (B) all capital contributions made to Three Lions by its members (less any non-tax related distributions received by such members), (C) all costs and expenses incurred by Three Lions and its members in connection with the Covered Transaction and (D) any amounts paid in exchange for services, non-competition agreements or other services, assets or items of value required to be performed or provided by Three Lions or its members in connection with the Covered Transaction. These participation rights are subject to vesting in three equal annual installments beginning on the first anniversary date of the commencement of the recipient’s employment with Three Lions (which first anniversary dates currently range from March 19, 2014 through May 2, 2014), subject to (i) the recipient’s continued employment with Three Lions and (ii) possible acceleration of such vesting by one year in the event of the occurrence of, or Three Lions enters into a binding obligation to engage in, a Covered Transaction prior to the next vesting date.

Pursuant to the LLC Agreement, the Company made a second capital contribution to Three Lions in the amount of $1,850,000, and Messrs. Beckman and Katz made additional capital contributions to Three Lions totaling $108,824, in April 2013. The Company made a third and final capital contribution to Three Lions of $3.5 million on October 2, 2013, and Messrs. Beckman and Katz made final capital contributions to Three Lions totaling $205,882. The Company made this $3.5 million capital contribution to Three Lions following the closing of its rights offering. OA3, an affiliate of the Company’s controlling shareholder, is obligated under the LLC Agreement (as amended by the First Amendment) to make available to Three Lions, the OA3 Loan Facility for the purpose set forth in the First Amendment filed on Form 8-K by the company with the Securities and Exchange Commission on May 13, 2014.

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

In addition, in April 2012, the Company began providing limited accounting and administrative services to a company controlled by an affiliate of the Company’s largest shareholder. The Company also began providing accounting services to Three Lions in May 2013. The arrangements entail providing these services through an undetermined end date, including payments totaling approximately $74,000 expected for the third quarter. The Company does not consider these arrangements to be part of its recurring operations.

As of both June 30, 2014 and December 31, 2013, the Company had 4 employees. The Company is currently managed by the Chief Executive Officer, Greg Mays, and Chief Financial Officer, Anthony Espiritu, together with an acting general counsel.

Outlook

The lack of any operating revenue has had and, notwithstanding the Company’s active involvement in Three Lions, will continue to have a substantial adverse impact on the Company’s cash position. The Company incurred losses within its continuing operations in 2013 and continues to incur losses in 2014 for the general and administrative expenses incurred to manage the affairs of the Company. In the near term, the primary source of current and future working capital is expected to be cash on hand and proceeds from the sale of its remaining long-term investment. Management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

Considering our current cash position of $1.3 million at June 30, 2014, and our average spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

The Company generated no revenue or gross profits during the three months ended June 30, 2014 and 2013.

General and administrative expenses totaled $.3 million during the three months ended June 30, 2014, which is consistent with the $.3 million during the three months ended June 30, 2013.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. If consolidated by the Company, Three Lions will significantly increase the Company’s losses from operations as Three Lions is not expected to generate revenues until the second half of 2014.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

The Company generated no revenue or gross profits during the six months ended June 30, 2014 and 2013.

General and administrative expenses totaled $.6 million during the six months ended June 30, 2014, which is consistent with the $.6 million during the six months ended June 30, 2013.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. If consolidated by the Company, Three Lions will significantly increase the Company’s losses from operations as Three Lions is not expected to generate revenues until the second half of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1.5 million and $1.9 million at June 30, 2014, and December 31, 2013, respectively.

Net cash used in operating activities during the six months ended June 30, 2014 totaled $.4 million primarily due to a net loss of $2.1 million partially offset by equity in the losses of Three Lions of $1.7 million. Net cash used in operating activities during the six months ended June 30, 2013, totaled $.7 million primarily due to a loss from operations of $1.4 million and an increase in restricted cash of $.2 million partially offset by the Company’s investment loss in Three Lions of $.9 million and a net change in working capital items.

There were no investing activities during the six months ended June 30, 2014. Net cash used in investing activities during the six months ended June 30, 2013, totaled $5.0 million due to the Company’s payments for acquiring membership units in Three Lions.

There were no financing activities during the six months ended June 30, 2014. Net cash used in financing activities during the six months ended June 30, 2013, totaled $.1 million primarily due to an increase in equity issuance costs.

At June 30, 2014, the Company has letters of credit totaling approximately $236,000 and are considered restricted. Of this amount, $36,000 supports the Company’s periodic payroll obligations and $.2 million guarantees payments on an office lease obtained by the Company’s Three Lions subsidiary.

The Company’s contributions to Three Lions total $8.5 million. The contributions from noncontrolling interest holders total $.5 million. In addition, Three Lions has available a revolving credit facility in a principal amount not to exceed $8.0 million. If these amounts are insufficient to meet Three Lions’ start-up, operating and production expenses, Three Lions may need or choose to obtain additional financing by selling securities or by entering into additional credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2014	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer (duly authorized signatory)

Date: August 13, 2014	SIMON WORLDWIDE, INC.

/s/ Anthony Espiritu
Anthony Espiritu
Principal Financial Officer (duly authorized signatory)