Form 10-Q
period 2014-09-30
SIMON WORLDWIDE INC
filed 2014-11-14
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 7, 2014, 74,501,559 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO
Ex-101.INS	Instance Document
Ex-101.SCH	Schema Document
Ex-101.CAL	Calculation Linkbase Document
Ex-101.DEF	Definition Linkbase Document
Ex-101.LAB	Labels Linkbase Document
Ex-101.PRE	Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,143	$1,643
Restricted cash	236	236
Prepaid expenses and other current assets	64	125

Total current assets	1,443	2,004
Investment in Three Lions Entertainment, LLC	—	5,987
Other assets	236	282

Total non-current assets	236	6,269

	$1,679	$8,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18	$32
Accrued expenses and other current liabilities	238	51

Total current liabilities	256	83

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 74,501,559 shares outstanding net of 4,002,070 treasury shares at par value at September 30, 2014 and December 31, 2013	745	745
Additional paid-in capital	156,064	156,064
Accumulated Deficit	(155,380)	(148,632)
Accumulated other comprehensive income	(6)	13

Total stockholders’ equity	1,423	8,190

	$1,679	$8,273

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except loss per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$—	$—	$—
General and administrative expenses	215	244	774	852

Operating loss	(215)	(244)	(774)	(852)
Interest income	1	—	1	2
Other (expense) income, net	(126)	74	21	144
Equity in losses of Three Lions Entertainment, LLC	(4,308)	(769)	(5,987)	(1,649)

Loss before income taxes	(4,648)	(939)	(6,739)	(2,355)
Income tax (provision) benefit	(1)	7	(9)	3

Net loss	$(4,649)	$(932)	$(6,748)	$(2,352)

Net loss per share – basic and diluted:
Loss per common share	$(0.06)	$(0.02)	$(0.09)	$(0.05)

Weighted average shares outstanding	74,502	50,647	74,502	50,628

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(4,649)	$(932)	$(6,748)	$(2,352)

Other comprehensive (loss) gain:
Unrealized (loss) gain on investments	(15)	(5)	(19)	11

Other comprehensive (loss) gain	(15)	(5)	(19)	11

Comprehensive loss	$(4,664)	$(937)	$(6,767)	$(2,341)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,748)	$(2,352)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Three Lions Entertainment, LLC	5,987	1,649
Increase in restricted cash	—	(200)
Deferred income tax expense (benefit)	—	(8)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	88	(494)
Accounts payable	(14)	529
Accrued expenses and other current liabilities	187	60

Net cash used in operating activities	(500)	(816)

Cash flows from investing activities:
Investment in Three Lions Entertainment, LLC	—	(5,000)

Net cash used in investing activities	—	(5,000)

Cash flows from financing activities:
Equity issuance costs	—	(226)
Proceeds from stock option exercises	—	4

Net cash used in financing activities	—	(222)

Net decrease in cash and cash equivalents	(500)	(6,038)
Cash and cash equivalents, beginning of period	1,643	7,267

Cash and cash equivalents, end of period	$1,143	$1,229

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6	$3

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

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. See Note 6. Subsequent Events for further discussion.

The Company is party to a Pledge Agreement, dated May 7, 2014, with SunTrust Bank (“SunTrust”) wherein the Company pledged all of its equity interests in Three Lions (and all proceeds of such interests) to SunTrust as security for Three Lions’ obligations under a revolving credit facility that Three Lions obtained from SunTrust. The Company’s pledge of its equity interests in Three Lions will terminate only upon the payment in full and termination of Three Lions’ obligations under the revolving credit facility. The Pledge Agreement provides, among other things, that upon an event of default under the SunTrust credit agreement, SunTrust would be entitled to exercise all voting and other rights with respect to the Pledged Securities and to foreclose on the Pledged Securities. Three Lions is in default under the express terms of the credit agreement and has commenced repayment of the facility, making $6.1 million in aggregate payments on the SunTrust loan, which has an outstanding principal balance of $1.8 million as of November 11, 2014. The Company does not know what, if any, actions SunTrust may seek to take against the Pledged Securities or the Company. The Pledge Agreement provides that SunTrust shall not have any claim, remedy, or right to proceed against the Company for any deficiency in payment or performance by Three Lions from any source other than the Company’s equity interests in Three Lions. The Company does not expect to receive any amounts in respect of the Pledged Securities from a liquidation of Three Lions regardless of whether SunTrust elects to foreclose on the Pledged Securities or not, as the proposed liquidation plan does not provide for any distributions to be made to the equity holders in respect of their equity interests in Three Lions.

The operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

Three Lions met the definition of a variable interest entity as the total equity investment at risk in Three Lions was not sufficient to permit Three Lions to finance its activities without further subordinated financial support by any parties, including the equity holders. Management determined at the date of the Company’s third contribution that the entity was a variable interest entity primarily based on the current equity investment at risk in Three Lions totaling $9.0 million, which consists of three contributions by the Company of $3.1 million on March 18, 2013, $1.9 million on April 26, 2013, and $3.5 million on October 2, 2013, and founder contributions of $.5 million, compared to capital in excess of that amount deemed necessary to develop and produce content, market and air the first revenue-generating event on September 9, 2014. The Company’s contributions total $8.5 million and the founders’ contributions total $.5 million. As the Company did not have sufficient cash on hand to make its third contribution, the Company raised capital through an offering of its common stock to its shareholders.

The Company’s equity interest in Three Lions represents a variable interest in a VIE. Due to certain requirements under the LLC Agreement of Three Lions, the Company, through its voting rights associated with its LLC units, does not have the sole power to direct the activities of Three Lions that most significantly impact Three Lion’s economic performance and the obligation to absorb losses of Three Lions that could potentially be significant to Three Lions or the right to receive benefits from Three Lions that could potentially be significant to Three Lions. Specifically, the Company shares power with the founders who control the common units of Three Lions to approve budgets and business plans and make key business decisions all of which require unanimous consent from all the executive board members. As a result, the Company is not the primary beneficiary of Three Lions and thus does not consolidate it. However, the Company has significant influence over Three Lions and therefore, accounts for its ownership interest in Three Lions under the equity method of accounting. As set forth in Note 1. Basis of Presentation, however, under the Company’s Pledge Agreement with SunTrust, upon an event of default under the SunTrust credit agreement, SunTrust would be entitled to exercise all voting and other rights with respect to the Company’s membership interests in Three Lions and to foreclose on such interests. Three Lions is in default under the express terms of the credit agreement and has commenced repayment of the facility, making $6.1 million in aggregate payments on the SunTrust loan, which has an outstanding principal balance of $1.8 million as of November 11, 2014. The Company does not know what, if any, actions SunTrust may seek to take against the pledged membership interests or the Company.

Through September 30, 2014, the Company’s total contributions of $8.5 million are reduced by Simon’s absorption of its share of Three Lions’ operating losses from the period March 18, 2013, through September 30, 2014, which brings the carrying value of its Three Lions investment to $0. Also, the Company was required to issue a cash collateralized bank letter of credit on April 12, 2013 in the amount of $.2 million with an expiration date of April 15, 2015, to guarantee payments on an office lease obtained by Three Lions. In connection with the pending liquidation of Three Lions, the Company also expects to lose its cash collateralized bank letter of credit and, accordingly, it has recorded a contingent loss of $.2 million at September 30, 2014. The Company’s investment, and guarantee, related to Three Lions totaled $8.7 million at September 30, 2014, representing the Company’s maximum exposures to loss.

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the executive board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. See Note 6. Subsequent Events for further discussion.

A summary of the assets and liabilities as of September 30, 2014 and operating results for the nine months then ended, related to Three Lions are as follows (in thousands):

Current assets:
Cash	$3,991
Accounts receivable	6,243
Prepaid expenses and other current assets	135

Total current assets	10,369
Noncurrent assets	479

Total assets	10,848

Current liabilities:
Accounts payable	10,587
Other current liabilities	8,092

Total current liabilities	18,679
Noncurrent liabilities	50

Total liabilities	18,729

Net assets	$(7,881)

Revenue	$15,543
Cost of revenue	(23,350)

Gross loss	(7,807)
General and administrative expenses	(4,293)
Depreciation and amortization	(45)

Operating loss	(12,145)
Interest income	3
Interest expense	(63)

Net loss	$(12,205)

3. Long-term Investment

The Company holds an investment in an available-for-sale equity security with a fair value of approximately $18,000 and $37,000 at September 30, 2014, and December 31, 2013, respectively, which is included in other assets in the accompanying consolidated balance sheets. The cost basis in this available-for-sale security was approximately $19,000 at September 30, 2014 and December 31, 2013. Total unrealized (losses) gains in accumulated other comprehensive income totaled approximately $(1,000) and $18,000 at September 30, 2014, and December 31, 2013. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

4. Loss Per Share Disclosure

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 74,501,559 weighted average shares outstanding for the three and nine months ended September 30, 2014 and 50,646,879 and 50,628,088 weighted average shares outstanding for the three and nine months ended September 30, 2013, respectively. In addition, there were 0 and 30,311 weighted average shares related to stock options exercisable for the three months and nine months ended September 30, 2013. However, all such stock options either were exercised or expired during the three months ended June 30, 2013. The effect of the stock options exercised is included in the calculation of weighted average shares outstanding for the three and nine months ended September 30, 2013.

5. Income Taxes

The Company had a provision (benefit) for income taxes for the nine months ended September 30, 2014 and 2013 that consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Current:
Federal	$—	$—
State	9	5

Total	9	5
Deferred:
Federal	—	(7)
State	—	(1)

Total	—	(8)
Total:
Federal	—	(7)
State	9	4

Total	$9	$(3)

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $36.1 million and $31.9 million is required at September 30, 2014, and December 31, 2013, respectively. The valuation allowance increased primarily due to an increase in deferred tax assets arising from current year’s net operating losses. The tax effects of temporary differences that gave rise to deferred tax assets at September 30, 2014, and December 31, 2013, were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$34,515	$28,973
Capital losses	4,153	4,153
Other asset reserves	—	1
Accrued expenses	106	23

Total deferred tax assets	38,774	33,150
Valuation allowance	(36,053)	(31,931)

	2,721	1,219

Deferred tax liabilities:
State deferreds	(1,530)	(1,219)
Other investment	(1,191)	—

Total deferred tax liabilities	(2,721)	(1,219)

Net deferred taxes	$—	$—

As of September 30, 2014, the Company has federal net operating losses (“NOLs”) of approximately $90.1 million and post-apportionment state NOLs of approximately $43.3 million, respectively. The federal NOLs carry forward for 20 years and being to expire in 2021 through 2035. The state post-apportioned NOLs are from various states and begin to expire in 2014 through 2035.

The Company also has pre-apportionment NOLs from the two jurisdictions of New York State and New York City totaling $116.2 million at September 30, 2014. Since the Company has no revenue-generating operations in New York State and New York City, management has determined that none of the NOLs should be recognized. If the Company were to commence operations in New York State or New York City in future years, the realizability of the NOLs and related deferred tax assets will be assessed at such time. The NOLs from New York State and New York City carry forward for 20 years and begin to expire in 2021 through 2035.

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	September 30,
	2014	2013
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	39.6	39.4
Permanent differences	0.2	0.4
Minimum tax	0.1	0.2

	0.1%	0.2%

6. Subsequent Event

On October 31, 2014, the Company announced in a Current Report on Form 8-K filed with the Securities and Exchange Commission that the executive board of Three Lions, in a meeting held on October 27, 2014, considered and unanimously voted to (i) approve a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law, and (ii) appoint Three Lions’ Chief Operating Officer and Chief Financial Officer, Stacey Bain, as the liquidating trustee for Three Lions. Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses which exceeded the $4.3 million carrying value of such investment at June 30, 2014, resulting in a write off of the Company’s investment in Three Lions on the accompanying unaudited condensed consolidated financial statements of the Company. Based upon financial information provided by Three Lions’ management and Three Lions’ inability to raise additional capital, the executive board concluded that Three Lions would not have adequate funds to continue to operate. Subsequently, and upon the recommendation of Three Lions’ management and its advisors, the executive board voted to liquidate and dissolve Three Lions.

The Company is party to a Pledge Agreement with SunTrust pursuant to which the Company pledged all of its equity interests in Three Lions and any and all proceeds therefrom (the “Pledged Securities”), to SunTrust as security for Three Lions’ obligations under its credit facility with SunTrust. The Pledge Agreement provides, among other things, that upon an event of default under the SunTrust credit agreement, SunTrust would be entitled to exercise all voting and other rights with respect to the Pledged Securities and to foreclose on the Pledged Securities. Three Lions is in default under the express terms of the credit agreement, and has commenced repayment of the facility, making $6.1 million in aggregate payments on the SunTrust loan, which has an outstanding principal balance of $1.8 million as of November 11, 2014. The Company does not know what, if any, actions SunTrust may seek to take against the Pledged Securities or the Company. The Pledge Agreement expressly provides that SunTrust shall not have any claim, remedy or right to proceed against the Company for any deficiency in payment or performance of the obligations under the SunTrust credit agreement, from any source other than the Pledged Securities pledged by the Pledge Agreement. The Company does not expect to receive any amounts in respect of the Pledged Securities from a liquidation of Three Lions regardless of whether SunTrust elects to foreclose on the Pledged Securities or not, as the proposed liquidation plan does not provide for any distributions to be made to the equity holders in respect of their equity interests in Three Lions.

The Company believes that the liquidation of Three Lions will have a material adverse effect on the Company, its financial condition and results of operations. Since its initial investment in Three Lions in March 2013, the Company’s business has substantially consisted of acting as the majority equity holder of, and holding a membership interest in, Three Lions. Accordingly, the Company’s results of operations and financial condition depend on the successful operations of Three Lions. To the extent that the Company is unable to identify and obtain an alternate source of funds, it may itself be forced to liquidate. However, management believes it has sufficient capital resources and liquidity to operate the Company for at least another twelve (12) months.

The Company’s Board of Directors has instructed management to explore all possible strategic options for the Company to secure additional financing and/or an operating business, however, there can be no assurances whatsoever that the Company will be able to identify a viable strategic option to enable it to continue operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2014, as compared to the same periods in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Associated Risks

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the 2013 10-K, and below in Part II – Other Information, for purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

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

The 600,000 investor units the Company acquired in respect of its initial capital contribution currently represent a 60% interest in the economic returns of Three Lions, including the right to receive along with the other holders of investor units, in preference over holders of common units, certain priority distributions of 100% of available proceeds of any sale or liquidation transactions and not less than 75% of available cash from operations, in each case as determined by the Executive Board, until such time as the respective capital contributions made by the Company and the other members holding investor units have been recouped in full, at which time the holders of common units would be entitled to receive certain catch-up distributions thereafter until aggregate distributions made match the respective pro rata 63.5%/36.5% percentage interest split between the investor units and the common units. An employee incentive equity pool of non-voting units representing approximately 10% of the fully diluted economic interests of Three Lions has also been established in the LLC Agreement. Any issuance of such incentive units or other economic participation rights to Three Lions employees could result in a proportionate dilutive reduction in the Company’s 60% interest in the economic returns of Three Lions of up to 6% in the aggregate, after the return of the Company’s aggregate capital contributions to Three Lions. As of September 30, 2014, none of the employee incentive units in the pool had been issued, however, Three Lions has granted to certain of its executive employees pursuant to their respective employment agreements certain economic participation rights in the event of (a) a sale or disposition of all or substantially all of the assets and business operations of Three Lions or of all of the equity ownership interests in Three Lions, or (b) a liquidation of Three Lions that is not the result of the transactions described in the preceding clause (a) (any such transaction described in clause (a) or (b), a “Covered Transaction”). These contractual economic participation rights entitle these executive employees, subject to the conditions set forth in the next sentence, to an aggregate total of nine percent (9%) of the excess net proceeds received by Three Lions and its members from a Covered Transaction above the sum of (A) all loans, debts and similar liabilities owed by Three Lions to its creditors (including members), (B) all capital contributions made to Three Lions by its members (less any non-tax related distributions received by such members), (C) all costs and expenses incurred by Three Lions and its members in connection with the Covered Transaction and (D) any amounts paid in exchange for services, non-competition agreements or other services, assets or items of value required to be performed or provided by Three Lions or its members in connection with the Covered Transaction. These participation rights are subject to vesting in three equal annual installments beginning on the first anniversary date of the commencement of the recipient’s employment with Three Lions (which first anniversary dates currently range from March 19, 2014 through May 2, 2014), subject to (i) the recipient’s continued employment with Three Lions and (ii) possible acceleration of such vesting by one year in the event of the occurrence of, or Three Lions enters into a binding obligation to engage in, a Covered Transaction prior to the next vesting date. The Company does not expect that any amounts will become payable in respect of these employee contractual economic participation rights in connection with the liquidation of Three Lions.

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

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the executive board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. See Note 6. Subsequent Events in the Notes to the Company’s Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further detail.

The Company is party to a Pledge Agreement, dated May 7, 2014, with SunTrust Bank (“SunTrust”) wherein the Company pledged all of its equity interests in Three Lions (and all proceeds of such interests) to SunTrust as security for Three Lions’ obligations under a revolving credit facility that Three Lions obtained from SunTrust. The Company’s pledge of its equity interests in Three Lions will terminate only upon the payment in full and termination of Three Lions’ obligations under the revolving credit facility. The Pledge Agreement provides, among other things, that upon an event of default under the SunTrust credit agreement, SunTrust would be entitled to exercise all voting and other rights with respect to the Pledged Securities and to foreclose on the Pledged Securities. Three Lions is in default under the express terms of the credit agreement, and has commenced repayment of the facility, making $6.1 million in aggregate payments on the SunTrust loan, which has an outstanding principal balance of $1.8 million as of November 11, 2014. The Company does not know what, if any, actions SunTrust may seek to take against the Pledged Securities or the Company. The Pledge Agreement provides that SunTrust shall not have any claim, remedy, or right to proceed against the Company for any deficiency in payment or performance by Three Lions from any source other than the Company’s equity interests in Three Lions. The Company does not expect to receive any amounts in respect of the Pledged Securities from a liquidation of Three Lions regardless of whether SunTrust elects to foreclose on the Pledged Securities or not, as the proposed liquidation plan does not provide for any distributions to be made to the equity holders in respect of their equity interests in Three Lions.

In addition, in April 2012, the Company began providing limited accounting and administrative services to a company controlled by an affiliate of the Company’s largest shareholder. The Company also began providing accounting services to Three Lions in May 2013. Although the arrangement with Three Lions is expected to end during the fourth quarter as a consequence of its pending liquidation, the arrangement with an affiliate of the Company’s largest shareholder entails providing these services through an undetermined end date. Payments totaling approximately $61,000 are expected for the fourth quarter from both arrangements. The Company does not consider these arrangements to be part of its recurring operations.

As of both September 30, 2014 and December 31, 2013, the Company had 4 employees. The Company is currently managed by the Chief Executive Officer, Greg Mays, and Chief Financial Officer, Anthony Espiritu, together with an acting general counsel.

Outlook

The Company has not had an operating business since 2002. Since 2002, the Company’s board of directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses, and it has reviewed and analyzed a number of proposed transactions. In March 2013, the Company decided to invest its remaining cash assets in the acquisition of a majority economic interest in Three Lions, a start-up television production company with a particular emphasis on branded entertainment and special events. In October 2013, the Company consummated a $5 million rights offering of its common stock to existing shareholders to fund its remaining $3.5 million capital contribution to Three Lions and to provide working capital for the Company until Three Lions was projected to be able to provide distributions to the Company to help pay the Company’s operating costs. As a result of these transactions, since March 2013, the Company’s business has substantially consisted of acting as the majority equityholder of, and holding a membership interest in, Three Lions.

Three Lions held its initial Fashion RocksTM broadcast on September 9, 2014 and experienced a ratings performance well below expectations. As a result of the poor ratings, sponsorship revenue and ticket revenue that fell well short of projections, and higher than anticipated production costs, Three Lions recorded unanticipated losses of $7.0 million in connection with the broadcast. Three Lions sought out new financing sources to provide the necessary funding for Three Lions next production, but was not successful and unable to secure a new source of working capital. Accordingly, Three Lions decided to cancel further production on other projects, Three Lions recorded unanticipated losses which exceeded the $4.3 million carrying value of such investment at June 30, 2014, resulting in a write off of the Company’s investment in Three Lions on the accompanying unaudited condensed consolidated financial statements of the Company. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lion considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. The liquidation plan does not provide for any amounts to be distributed to the Company or to the other members of Three Lions in the liquidation.

Accordingly, the Company has suffered the loss of its entire $8.5 million capital investment in Three Lions. The Company also expects the loss of its $199,583 cash collateralized bank letter of credit that the Company provided to support payments on an office lease obtained by Three Lions, and expects to incur additional legal and other professional fees and associated costs in connection with Three Lions’ liquidation currently estimated to total approximately $20,000. These actual and expected losses have had and will continue to have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

The Company’s investment in Three Lions constituted its primary asset and the Company has no other assets with the potential of generating positive cash flow for the Company. The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company’s cash position. The Company incurred losses within its continuing operations in 2013 and continues to incur losses in 2014 for the general and administrative expenses incurred to manage the affairs of the Company. In the near term, the primary source of current and future working capital is expected to be cash on hand and proceeds from the sale of its remaining long-term investment.

Considering the Company’s current cash position of $1.1 million at September 30, 2014, and its average historical spending to support continuing operations, management believes it has sufficient capital resources and liquidity to operate the Company in a manner consistent with its recent operations for at least one year. However, given the Company’s lack of an operating business or other revenue generating opportunities, management believes that the Company will deplete its remaining cash resources in a little over one year. There can be no assurances that the Company will be able to secure financing or an operating business before its remaining cash is depleted. To the extent that the Company is unable to identify and obtain an alternate source of funds, it will likely be forced to liquidate.

MATERIAL CHANGES IN FINANCIAL CONDITION

The investment in Three Entertainment, LLC decreased 100% from $6.0 million at December 31, 2013, to $0 at September 30, 2014. This investment loss coupled with the $0.5 million decline in the Company’s cash and cash equivalents attributable to the Company’s general and administrative expenses and $0.1 million decline in other assets, have resulted in a $6.6 million decrease in the carrying value of the Company’s assets or a 79.7% decrease from the carrying value of such assets at December 31, 2013, while liabilities increased by $0.2 million or 208.4%. Consequently, total stockholders’ equity in the Company decreased by $6.8 million or 82.6% from the amount of total stockholders’ equity at December 31, 2013.

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses which, when combined with the general and administrative expenses of Three Lions, exceeded the carrying value of such investment at December 31, 2013, resulting in a write off of the Company’s investment in Three Lions. Based upon financial information provided by Three Lions’ management and Three Lions’ inability to raise additional capital, the executive board of Three Lions concluded that it would not have adequate funds to continue to operate. Subsequently, and upon the recommendation of Three Lions’ management and its advisors, the executive board voted to liquidate and dissolve Three Lions. The losses incurred by Three Lions and subsequent decision by its executive board to liquidate and dissolve Three Lions has had a materially adverse effect on the Company’s financial condition, results of operations, and net cash flows.

The Company also expects the loss of its $.2 million cash collateralized bank letter of credit that the Company provided to support payments on an office lease obtained by Three Lions, which is classified as restricted cash on the Company’s balance sheet, and has, accordingly, recorded a contingent loss of $.2 million at September 30, 2014. The loss of the $.2 million cash collateralized bank letter of credit is expected to have a materially adverse effect on the Company’s financial condition and net cash flows.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

The Company generated no sales or gross profits during the three months ended September 30, 2014 and 2013.

General and administrative expenses totaled $.2 million during the three months ended September 30, 2014, which is consistent with the $.2 million during the three months ended September 30, 2013.

Equity in the losses of Three Lions increased $3.5 million or 460.2% from $.8 million during the three months ended September 30, 2013, to $4.3 million during the three months ended September 30, 2014. The increase is primarily due to losses incurred from Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014.

Loss before income taxes increased $3.7 million or 395.0% from $.9 million during the three months ended September 30, 2013, to $4.6 million during the three months ended September 30, 2014. The increase is primarily due to losses incurred from Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and a contingent loss of $.2 million related to the cash collateralized bank letter of credit that the Company provided to support payments on an office lease obtained by Three Lions.

Net loss increased $3.7 million or 398.8% from $.9 million during the three months ended September 30, 2013, to $4.6 million during the three months ended September 30, 2014. The increase is primarily due to losses incurred from Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and a contingent loss of $.2 million related to the cash collateralized bank letter of credit that the Company provided to support payments on an office lease obtained by Three Lions.

Net loss per share, both basic and diluted, increased $.04 per share or 200.0% from $.02 per share during the three months ended September 30, 2013, to $.06 per share during the three months ended September 30, 2014. The increase is primarily due to losses incurred from Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and a contingent loss of $.2 million related to the cash collateralized bank letter of credit that the Company provided to support payments on an office lease obtained by Three Lions partially offset by the increased weighted average common shares outstanding resulting from the Company’s September 27, 2013 rights offering.

Percentages were calculated using the source amounts contained in the Company’s Consolidated Statement of Operations.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. If consolidated by the Company, Three Lions would significantly increase the Company’s losses from operations. However, the Company does not expect to consolidate Three Lions as Three Lions has begun the process of liquidating and the Company does not expect to receive any return on its investment in Three Lions.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

The Company generated no sales or gross profits during the nine months ended September 30, 2014 and 2013.

General and administrative expenses totaled $.8 million during the nine months ended September 30, 2014, compared to $.9 million during the nine months ended September 30, 2013. The decrease is primarily due to a reduction in director fees.

Equity in the losses of Three Lions increased $4.3 million or 263.1% from $1.6 million during the nine months ended September 30, 2013, to $6.0 million during the nine months ended September 30, 2014. The increase is primarily due to losses incurred from Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014.

Loss before income taxes increased $4.4 million or 186.2% from $2.4 million during the nine months ended September 30, 2013, to $6.7 million during the nine months ended September 30, 2014. The increase is primarily due to losses incurred from Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and a contingent loss of $.2 million related to the cash collateralized bank letter of credit that the Company provided to support payments on an office lease obtained by Three Lions.

Net loss increased $4.4 million or 186.9% from $2.4 million during the nine months ended September 30, 2013, to $6.8 million during the nine months ended September 30, 2014. The increase is primarily due to losses incurred from Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and a contingent loss of $.2 million related to the cash collateralized bank letter of credit that the Company provided to support payments on an office lease obtained by Three Lions.

Net loss per share, both basic and diluted, increased $.04 per share or 80.0% from $.05 per share during the nine months ended September 30, 2013, to $.09 per share during the nine months ended September 30, 2014. The increase is primarily due to losses incurred from Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and a contingent loss of $.2 million related to the cash collateralized bank letter of credit that the Company provided to support payments on an office lease obtained by Three Lions partially offset by the increased weighted average common shares outstanding resulting from the Company’s September 27, 2013 rights offering.

Percentages were calculated using the source amounts contained in the Company’s Consolidated Statement of Operations.

Due to both the founders and the Company sharing the power to direct the significant activities that impact the economic performance of Three Lions, the Company currently does not consolidate Three Lions. If consolidated by the Company, Three Lions would significantly increase the Company’s losses from operations. However, the Company does not expect to consolidate Three Lions as Three Lions has begun the process of liquidating and the Company does not expect to receive any return on its investment in Three Lions.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1.2 million and $1.9 million at September 30, 2014, and December 31, 2013, respectively.

Net cash used in operating activities during the nine months ended September 30, 2014, totaled $.5 million primarily due to a net loss of $6.8 million and a net change in working capital items partially offset by equity in the losses of Three Lions of $6.0 million. Net cash used in operating activities during the nine months ended September 30, 2013 totaled $.8 million primarily due to a net loss of $2.4 million, an increase in restricted cash of $.2 million, and a net change in working capital items partially offset by equity in the losses of Three Lions of $1.6 million.

There were no investing activities during the nine months ended September 30, 2014. Net cash used in investing activities during the nine months ended September 30, 2013, totaled $5.0 million due to the Company’s payments for acquiring membership units in Three Lions and related transaction costs.

There were no financing activities during the nine months ended September 30, 2014. Net cash used in financing activities during the nine months ended September 30, 2013, totaled $.2 million primarily due to equity issuance costs.

At September 30, 2014, the Company had letters of credit totaling approximately $236,000 and are considered restricted. Of this amount, $36,000 supports the Company’s periodic payroll obligations and $.2 million guarantees payments on an office lease obtained by the Company’s Three Lions subsidiary.

The Company’s contributions to Three Lions total $8.5 million. Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the executive board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. See Note 6. Subsequent Events in the Notes to the Company’s Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further detail. The loss of the Company’s entire investment in Three Lions is expected to have, and has had, a material adverse effect on the Company, including its liquidity and capital resources.

In connection with the liquidation and dissolution of Three Lions, the Company expects to lose its $.2 million cash collateralized bank letter of credit that the Company provided to support payments on an office lease obtained by Three Lions and, accordingly, has recorded a contingent loss of $.2 million at September 30, 2014. The loss of its $.2 million cash collateralized bank letter of credit is expected to have a material adverse effect on the Company, as it represents approximately 13.9% of the Company’s total current assets, and 11.9% of the Company’s total assets, as of September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. You should carefully consider the following risk factors, which could significantly and adversely affect our business, prospects, financial condition, liquidity or results of operations. In addition, the trading price of our common stock could decline due to any of the events described in these risk factors. The risks discussed below include forward-looking statements, and our actual results may differ materially from those discussed in these forward-looking statements.

Risks Related to the Company

Our business, results of operations and financial condition depended principally on the success of Three Lions, which recorded substantial unanticipated losses and has commenced liquidation. Accordingly, we have recorded the total loss of our $8.5 million investment in Three Lions and do not expect to receive any proceeds from Three Lions’ liquidation. This has resulted in a material adverse effect on our business, financial condition, results of operations and prospects.

We have not had an operating business since 2002. Since 2002, our Board of Directors has considered various alternative courses of action for our company, including possibly acquiring or combining with one or more operating businesses, and it has reviewed and analyzed a number of proposed transactions. In March 2013, we invested our remaining cash assets in the acquisition of a majority economic interest in Three Lions, a start-up television production company with a particular emphasis on branded entertainment and special events. In October 2013, we consummated a $5 million rights offering of our common stock to our existing shareholders to fund our remaining $3.5 million capital contribution to Three Lions and to provide working capital for us until Three Lions was projected to be able to provide us with distributions to help pay our operating costs. As a result of these transactions, since March 2013, our business has consisted almost entirely of acting as the majority equityholder of, and holding a membership interest in, Three Lions.

Three Lions held its initial Fashion RocksTM broadcast on September 9, 2014 and experienced a ratings performance well below expectations. As a result of the poor ratings and sponsorship revenue that fell well short of projections, Three Lions recorded unanticipated losses of $7.0 million in connection with the broadcast. Three Lions sought out new financing sources to provide the necessary funding for Three Lions next production, but was not successful and unable to secure a new source of working capital. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lion considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. The liquidation plan does not provide for any amounts to be distributed to us or to the other members of Three Lions in the liquidation.

Accordingly, we have suffered the loss of our entire $8.5 million capital investment in Three Lions. We also expect the loss of our $199,583 cash collateralized bank letter of credit that we provided to support payments on an office lease obtained by Three Lions, and we expect to incur additional legal and other professional fees and associated costs in connection with Three Lions’ liquidation currently estimated to total approximately $20,000. These actual and expected losses have had and will continue to have a material adverse effect on our business, financial condition, results of operations and prospects.

Our investment in Three Lions constituted our primary asset on our financial statement and we have no other assets with the potential of generating positive cash flow for us. Considering our current cash position of $1.1 million at September 30, 2014, and our average historical spending to support continuing operations, our management believes we have sufficient capital resources and liquidity to continue to operate in a manner consistent with our recent operations for at least one year. However, given our lack of an operating business or other revenue generating opportunities, our management believes that we will deplete our remaining cash resources in a little over one year. There can be no assurances that we will be able to secure financing or an operating business before our remaining cash is depleted. To the extent that we are unable to identify and obtain an alternate source of funds, we will likely be forced to liquidate.

We have a long history of net losses, no recent history of profitability, and no current operations or investments that would enable us to become profitable in the future.

We reported net losses of $3.6 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively. These losses have increased significantly in 2014. For the nine month period ended September 30, 2014, we recorded a net loss of $6.8 million. We have not had an operating business since 2002. Our management had expected that our investment in Three Lions would eventually provide us with positive cash flow to help fund our operations. In light of the liquidation of Three Lions, we currently have no operations or investments that would enable us to become profitable in the future. While our Board of Directors has instructed management to explore all possible strategic options for us to secure additional financing and/or an operating business, there can be no assurances whatsoever that we will be able to identify a viable strategic option to enable us to continue operations. If we are unable to identify such a viable funding source, we will likely have to liquidate.

We only have sufficient cash to meet our operating needs for approximately 12 months and will likely need to liquidate if we are unable to secure new financing.

At September 30, 2014, we had a cash balance of approximately $1.1 million. Considering our average spending to support continuing operations, our management believes we have sufficient capital resources and liquidity to operate in a manner consistent with our recent operations for at least one year. However, given our lack of an operating business or other revenue generating opportunities, our management believes that we will deplete our remaining cash resources in a little over one year. There can be no assurances that we will be able to secure financing or an operating business before our remaining cash is depleted. To the extent that we are unable to identify and obtain an alternate source of funds, we will likely be forced to liquidate.

Affiliates of Overseas Toys control us and may have conflicts of interest with our other stockholders.

Overseas Toys beneficially owns approximately 87.6% of our common stock. As a result, Overseas Toys is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the approval of any corporate transaction or the outcome of any other matter submitted to our stockholders for approval, including potential mergers, capital issues and other significant corporate transactions. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial.

Overseas Toys is controlled by an affiliate of The Yucaipa Companies, or Yucaipa. Four of our six directors are also current or former directors or executive officers of, or advisors to, Yucaipa or certain of its portfolio companies. Overseas Toys also has sufficient voting power to amend our organizational documents. The interests of Overseas Toys may not coincide with the interests of other holders of our common stock. Additionally, Yucaipa and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Yucaipa and its affiliates may also pursue, for their own account, acquisition opportunities that may be appropriate for us, and as a result, those acquisition opportunities may not be available to us. So long as Overseas Toys continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions that our other stockholders may desire.

We may have a limited ability to use some or all of our net operating loss carryforwards in the future.

As a result of prior operating losses, we have net operating loss, or “NOL,” carryforwards for federal income tax purposes. The ability to utilize our NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change. We would undergo an ownership change if, among other things, the stockholders who own, directly or indirectly, 5% or more of our common stock, or are otherwise treated as “5% shareholders” under Section 382 of the U.S. Internal Revenue Code and the regulations promulgated thereunder, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change.

In the event of an ownership change, Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. The annual limitation is generally equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs (the long-term tax-exempt rate for November 2014 is 2.94%). Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire. While we do not believe that our 2013 rights offering and the issuance of shares pursuant to exercised subscription rights triggered an ownership change upon the consummation of the rights offering, they could increase the likelihood that we may undergo an ownership change for purposes of Section 382 of the U.S. Internal Revenue Code in the future.

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

Risks Related to the Securities Markets and Ownership of our Common Stock

The market price of our common stock could fluctuate in the future and may continue to decline substantially.

The market price for our common stock has fluctuated in the past, and several factors could cause the price to fluctuate or decline substantially in the future, including:

•	the material adverse effect that the losses associated with our investment in Three Lions and the liquidation of Three Lions has had on our business, financial condition, results of operations and prospects;

•	stockholder sentiment regarding the failure of our investment in Three Lions and the significant losses incurred by us in connection therewith;

•	the liquidation of Three Lions and the inability of Three Lions to generate revenue or distribute dividends to us and its other members;

•	announcements of developments related to Three Lions’ liquidation or to our business or prospects;

•	our dwindling cash resources, lack of any income generating assets and dim prospects for obtaining alternative sources of capital or debt financing;

•	the likelihood that we will need to liquidate in the near future if we do not obtain additional working capital;

•	fluctuations in our operations;

•	issuances of a substantial number of shares of our common stock into the marketplace, including upon the exercise of subscription rights;

•	general conditions in the domestic economy or the worldwide economy;

•	a shortfall in earnings compared to our stockholders’ expectations;

•	announcements of new acquisitions or dispositions; and

•	an outbreak of war or hostilities.

Due to these factors, the price of our stock may decline or become worthless and investors may be unable to resell their shares of our stock for a profit or for any amount at all. If we do have to liquidate, it is likely that our shareholders will lose all or a substantial portion of their respective investments in our stock. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

The trading volume of our common stock is very limited and if you invest you may have difficulty selling your shares in the future at the times and in the amounts you might want.

While our common stock is quoted on the OTCQB Marketplace under the symbol “SWWI,” our stock is not listed on any stock exchange. The trading volume of our common stock is very limited. The limited trading market for our common stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies, as compared to a more actively traded stock. It may also make it more difficult to dispose of our common stock at expected prices or at all, especially for holders seeking to dispose of a large number of shares of our stock.

Forward Looking Information

From time to time, we may provide forward looking information such as forecasts of expected future performance or statements about our plans and objectives. This information may be contained in filings with the Securities and Exchange Commission, press releases, or oral statements by our officers. We desire to take advantage of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995 and these risk factors are intended to do so.

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

Date: November 14, 2014	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer
(duly authorized signatory)

Date: November 14, 2014	SIMON WORLDWIDE, INC.

/s/ Anthony Espiritu
Anthony Espiritu
Principal Financial Officer
(duly authorized signatory)