Form 10-K
period 2014-12-31
SIMON WORLDWIDE INC
filed 2015-03-31
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☑

At June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant was $368,581.

At March 23, 2015, 74,501,559 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Pursuant to the LLC Agreement, the Company contributed $3.15 million to Three Lions in exchange for membership units representing 60% of the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. In respect of such previously issued membership units, the Company made a second capital contribution to Three Lions in the amount of $1.85 million on April 26, 2013, and a third and final capital contribution to Three Lions in the amount of $3.5 million on October 2, 2013. As a result of these transactions, the Company’s business substantially consisted of acting as the majority equityholder of, and holding a membership interest in, Three Lions. The business and operations of Three Lions were managed and directed by a five person Executive Board, three of whom the Company had the power to designate. The Executive Board governed under majority vote, subject to certain major decisions that required the unanimous approval of either the members of Three Lions or its Executive Board (“Special Approval”).

The Company was party to a Pledge Agreement, dated May 7, 2014, with SunTrust Bank (“SunTrust”) wherein the Company pledged all of its equity interests in Three Lions (and all proceeds of such interests) to SunTrust as security for Three Lions’ obligations under a revolving credit facility that Three Lions obtained from SunTrust. The Company’s pledge of its equity interests in Three Lions terminated only upon the payment in full and termination of Three Lions’ obligations under the revolving credit facility. Three Lions paid in full the revolving credit facility on December 18, 2014.

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to the Company or to the other members of Three Lions in the liquidation.

Item 1A.	Risk Factors

The following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual results and could cause the Company’s actual consolidated results for the Company’s current year and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Risks Related to the Company

Our business, results of operations and financial condition depended principally on the success of Three Lions, which recorded substantial unanticipated losses and has liquidated. Accordingly, we have recorded the total loss of our $8.5 million investment in Three Lions and did not receive any proceeds from Three Lions’ liquidation. This has resulted in a material adverse effect on our business, financial condition, results of operations and prospects.

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

Three Lions held its initial Fashion RocksTM broadcast on September 9, 2014 and experienced a ratings performance well below expectations. As a result of the poor ratings and sponsorship revenue that fell well short of projections, Three Lions recorded unanticipated losses of $7.5 million in connection with the broadcast. Three Lions sought out new financing sources to provide the necessary funding for Three Lions next production, but was not successful and unable to secure a new source of working capital. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to us or to the other members of Three Lions in the liquidation.

Accordingly, we have suffered the loss of our entire $8.5 million capital investment in Three Lions. We also lost our $199,583 cash collateralized bank letter of credit that we provided to support payments on an office lease obtained by Three Lions, and we incurred additional legal and other professional fees and associated costs in connection with Three Lions’ liquidation totaling approximately $20,000. These losses have had and will continue to have a material adverse effect on our business, financial condition, results of operations and prospects.

Our investment in Three Lions constituted our primary asset on our financial statement and we have no other assets with the potential of generating positive cash flow for us. Considering our current cash position of $1.0 million at December 31, 2014, our average historical spending to support continuing operations, and a short-term funding commitment from our largest shareholder, our management believes we have sufficient capital resources and liquidity to continue to operate in a manner consistent with our recent operations for at least one year. However, given our lack of an operating business or other revenue generating opportunities, our management believes that we will deplete our remaining cash resources in a little over one year. There can be no assurances that we will be able to secure financing or an operating business before our remaining cash is depleted. To the extent that we are unable to identify and obtain an alternate source of funds, we will likely be forced to liquidate.

We have a long history of net losses, no recent history of profitability, and no current operations or investments that would enable us to become profitable in the future.

We reported net losses of $3.6 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively. These losses have increased significantly in 2014. For the year ended December 31, 2014, we recorded a net loss of $7.0 million. We have not had an operating business since 2002. Our management had expected that our investment in Three Lions would eventually provide us with positive cash flow to help fund our operations. In light of the liquidation of Three Lions, we currently have no operations or investments that would enable us to become profitable in the future. While our Board of Directors has instructed management to explore all possible strategic options for us to secure additional financing and/or an operating business, there can be no assurances whatsoever that we will be able to identify a viable strategic option to enable us to continue operations. If we are unable to identify such a viable funding source, we will likely have to liquidate.

We only have sufficient cash to meet our operating needs for approximately 12 months and will likely need to liquidate if we are unable to secure new financing.

At December 31, 2014, we had a cash balance of approximately $1.0 million. Considering our average spending to support continuing operations and a short-term funding commitment from our largest shareholder, our management believes we have sufficient capital resources and liquidity to operate in a manner consistent with our recent operations for at least one year. However, given our lack of an operating business or other revenue generating opportunities, our management believes that we will deplete our remaining cash resources in a little over one year. There can be no assurances that we will be able to secure financing or an operating business before our remaining cash is depleted. To the extent that we are unable to identify and obtain an alternate source of funds, we will likely be forced to liquidate.

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

Overseas Toys is controlled by an affiliate of The Yucaipa Companies, or Yucaipa. Four of our six directors are also current or former directors or executive officers of, or advisors to, Yucaipa or certain of its portfolio companies. Overseas Toys also has sufficient voting power to amend our organizational documents. The interests of Overseas Toys may not coincide with the interests of other holders of our common stock. Additionally, Yucaipa and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Yucaipa and its affiliates may also pursue, for their own account, acquisition opportunities that may be appropriate for us, and as a result, those acquisition opportunities may not be available to us. So long as Overseas Toys continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales, liquidation and dissolution, and other significant corporate transactions that our other stockholders may desire.

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

In the event of an ownership change, Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. The annual limitation is generally equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs (the long-term tax-exempt rate for March 2015 is 2.67%). Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire. While we do not believe that our 2013 rights offering and the issuance of shares pursuant to exercised subscription rights triggered an ownership change upon the consummation of the rights offering, they could increase the likelihood that we may undergo an ownership change for purposes of Section 382 of the U.S. Internal Revenue Code in the future.

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

The market price for our common stock has fluctuated in the past, and several factors could cause the price to fluctuate or decline substantially in the future, including:

•	the material adverse effect that the losses associated with our investment in Three Lions and the liquidation of Three Lions has had on our business, financial condition, results of operations and prospects;

•	stockholder sentiment regarding the failure of our investment in Three Lions and the significant losses incurred by us in connection therewith;

•	the liquidation of Three Lions and the inability of Three Lions to generate revenue or distribute dividends to us and its other members;

•	announcements of developments related to our business or prospects;

•	our dwindling cash resources, lack of any income generating assets and dim prospects for obtaining alternative sources of capital or debt financing;

•	the likelihood that we will need to liquidate in the near future if we do not obtain additional working capital;

•	fluctuations in our operations;

•	issuances of a substantial number of shares of our common stock into the marketplace, including upon the exercise of subscription rights;

•	general conditions in the domestic economy or the worldwide economy;

•	a shortfall in earnings compared to our stockholders’ expectations;

•	announcements of new acquisitions or dispositions; and

•	an outbreak of war or hostilities.

Due to these factors, the price of our stock may decline even further or become worthless and investors may be unable to resell their shares of our stock for a profit or for any amount at all. If we do have to liquidate, it is likely that our shareholders will lose all or a substantial portion of their respective investments in our stock. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

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

In September 2011, the Company signed a 12-month lease agreement for 2,000 square feet of office space in Irvine, California, with a monthly rent of approximately $3,700, into which the Company relocated its remaining scaled-down operations. In March 2012, this lease was extended an additional 12-months through August 2013 at a monthly rent of approximately $3,800. In April 2013, this lease was extended again for additional 24-months through August 2015 at an average monthly rent of approximately $3,700 during the lease term. For a summary of the Company’s minimum rental commitments under all non-cancelable operating leases as of December 31, 2014, see Notes to Consolidated Financial Statements.

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

	2014		2013
	High	Low	High	Low
First quarter	$0.06	$0.04	$0.15	$0.10
Second quarter	0.05	0.04	0.14	0.08
Third quarter	0.06	0.04	0.13	0.08
Fourth quarter	0.05	0.01	0.11	0.04

As of March 19, 2015, the Company had approximately 335 holders of record of its common stock. The last reported sale price of the Company’s common stock on March 19, 2015, was $0.01.

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

The Company holds an investment in a biotechnology company which is subject to all the risks inherent in biotechnology. In addition, this company is subject to the valuation volatility associated with the investment community and capital markets. The carrying value of the Company’s investments in this company is subject to the aforementioned risks. Periodically, the Company performs a review of the carrying value of its investment in this company, and considers such factors as current results, trends and future prospects of the investee, general market conditions, and other economic factors.

Investments are designated as available-for-sale in accordance with the provisions primarily codified under ASC 320-10-25, “Investments—Debt and Equity Securities,” and as such, unrealized gains and losses are reported in the accumulated other comprehensive income component of stockholders’ equity. This investment is included in other assets in the accompanying consolidated balance sheets.

The Company also had an investment in a Variable Interest Entity (“VIE”), Three Lions, which has liquidated and was dissolved on January 30, 2015. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 is effective for the Company beginning January 1, 2016. The Company does not expect the adoption of this ASU to significantly impact the Company’s consolidated statements of financial position or results of operations.

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

2014 Compared to 2013

There were no revenues during 2014 and 2013.

General and administrative expenses totaled $1.0 million in 2014 compared to $1.1 million in 2013. The decrease is primarily due to a decrease in professional fees.

Interest income totaled $1,000 in 2014 compared to $3,000 in 2013. The decrease is primarily due to reductions in average cash balances in 2014 when compared to 2013.

Other income totaled $294,000 in 2014 compared to $217,000 in 2013. The increase is primarily due to the Company providing limited accounting services to Three Lions for four additional months during 2014 when compared to 2013. Because of Three Lions’ liquidation, this arrangement has ended. The Company also provided limited accounting and administrative services to a company controlled by the Company’s largest shareholder during 2014 and 2013. This arrangement entails providing these services through an undetermined end date, including payments totaling approximately $36,000 for the first quarter of 2015. The Company does not consider this arrangement to be part of its recurring operations.

Equity in loss of Three Lions Entertainment, LLC totaled $6.0 million for 2014 compared to $2.7 million for 2013. The increase is primarily due to losses incurred from Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014.

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

Liquidity and Capital Resources

The lack of any operating revenue has had and will continue to have a substantial adverse impact on the Company’s cash position. The Company incurred losses in 2014 and continues to incur losses in 2015 for the general and administrative expenses incurred to manage the affairs of the Company. Inasmuch as the Company no longer generates operating income, the source of current and future working capital is expected to be cash on hand, proceeds from the sale of its remaining long-term investment, and a short-term funding commitment from its largest shareholder. Management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

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

Three Lions held its initial Fashion RocksTM broadcast on September 9, 2014 and experienced a ratings performance well below expectations. As a result of the poor ratings and sponsorship revenue that fell well short of projections, Three Lions recorded unanticipated losses of $7.5 million in connection with the broadcast. Three Lions sought out new financing sources to provide the necessary funding for Three Lions next production, but was not successful and unable to secure a new source of working capital. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to the Company or to the other members of Three Lions in the liquidation.

Accordingly, we have suffered the loss of our entire $8.5 million capital investment in Three Lions. We also lost our $199,583 cash collateralized bank letter of credit that we provided to support payments on an office lease obtained by Three Lions, and we incurred additional legal and other professional fees and associated costs in connection with Three Lions’ liquidation totaling approximately $20,000. These losses have had and will continue to have a material adverse effect on our business, financial condition, results of operations and prospects.

Working capital at December 31, 2014 and 2013 was $1.0 million and $1.9 million, respectively.

Net cash used in operating activities during 2014 and 2013 totaled $.6 million and $1.1 million, respectively. The cash used in operating activities during 2014 was primarily due to a loss from operations resulting from the general and administrative expenses to manage the affairs of the Company partially offset by equity in the losses of the Company’s Three Lions investment, a decrease in restricted cash, and changes in working capital items. The cash used in operating activities during 2013 was primarily due to a loss from operations resulting from the general and administrative expenses to manage the affairs of the Company and an increase in restricted cash partially offset by equity in the loss of Three Lions.

There was no cash provided by investing activities during 2014. Net cash used in investing activities during 2013 totaled $8.7 million due to the Company’s payments for acquiring membership units in Three Lions.

There was no cash provided by financing activities during 2014. Net cash provided by financing activities during 2013 totaled $4.2 million primarily due to cash received from an issuance of common stock net of issuance costs pursuant to the Rights Offering.

The Company may be involved in other litigation and legal matters from time to time in the ordinary course of business in which it is the plaintiff. The Company does not believe that the ultimate resolution of these other litigation and legal matters, if any, will have a material adverse effect on its financial condition, results of operations, or net cash flows. However, the results of legal proceedings cannot be predicted with certainty. During 2014, there were no litigation or legal matters settled. Thus, there was no impact on the Company’s financial condition, results of operations, or net cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2014, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

The following table sets forth the names and ages of the Directors, and the years in which each individual has served as a director:

Name	Age	Class	Year Term Expires	Service as Director
Joseph W. Bartlett	81	I	2009	1993 to present

Allan I. Brown	74	I	2009	1999 to present

Greg Mays	68	II	2010	2004 to present

Bradford Nugent	35	II	2010	2009 to present

Ira Tochner	53	II	2010	2006 to present

Terrence Wallock	70	III	2008	2006 to present

No stockholders meeting to elect directors has been held since 2007. In accordance with Delaware law and the Company’s by-laws, the directors’ terms continue until their successors are elected and qualified.

There were five meetings of the Board of Directors held during 2014.

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

Mr. Nugent is a Partner at The Yucaipa Companies and is active in sourcing and executing investment opportunities, structuring financing for investments, and monitoring portfolio company performance and strategic initiatives focusing primarily on the consumer and hospitality space. Prior to joining the Firm in 2005, Mr. Nugent served as an Associate of Flag Capital Management, a multi-strategy hedge fund with over $3 billion in commitments. Previously, Mr. Nugent completed the analyst program in the Leveraged Finance and Sponsor Coverage group at CIBC World Markets, consummating several leveraged transactions in various industries. Mr. Nugent received his BA with honors from Columbia College in New York City.

Mr. Tochner has served as a member of our board of directors since 2006 and has served as the chairman of our board of directors since 2006. Mr. Tochner provides the Company with extensive experience in mergers and acquisitions, strategic planning, and corporate finance and accounting. Mr. Tochner is also a partner at Yucaipa. In addition to serving on our board of directors, Mr. Tochner serves as a trustee of Americold Realty Trust and as a director of Wild Oats Marketing, Aquahydrate and TEN Media.

Mr. Wallock is an attorney, consultant, and private investor. He serves as the Company’s secretary and acting general counsel and has served as a director of the Company since 2006 due to his considerable experience in corporate restructurings, mergers and acquisitions, and corporate governance matters. Prior to engaging in a consulting and private legal practice in 2000, he served a number of public companies as senior executive and general counsel, including Denny’s Inc., The Vons Companies, Inc., and Ralphs Grocery Company. Mr. Wallock also serves on the Board of Trustees of Americold Realty Trust, the Board of Managers of New Market Impressions LLC and TEN Media LLC, and the Board of Directors of the Great Atlantic and Pacific Tea Company. He previously served on the Board of Directors of Source Interlink Companies.

Mr. Espiritu is a Certified Public Accountant and has over 20 years’ experience in accounting, financial reporting, and auditing. He has served as the Company’s Chief Financial Officer since 2013 and controller from 2004 to 2013. As controller, he had been responsible for the day-to-day management of the Company’s and its subsidiaries’ accounting and finance operations, Sarbanes-Oxley compliance, and preparation of quarterly and annual filings with the Securities and Exchange Commission. Mr. Espiritu has also managed the accounting services provided by the Company to Wild Oats Marketing, LLC, the owner of the Wild Oats organic foods brand and an entity controlled by the Company’s largest shareholder, since 2012, and to Three Lions from 2013 to 2015. Commencing in 2015, Mr. Espiritu began managing the accounting services provided to VodkaCo, LLC, another entity controlled by the Company’s largest shareholder, which is owner of the 50 Bleu brand of vodka. Earlier in his career, Mr. Espiritu served as the financial reporting manager of the Company and held auditing positions at Deloitte & Touche and Transamerica Corporation.

The Company’s ongoing operations are managed by Greg Mays, Chief Executive Officer, and Anthony Espiritu, Principal Financial Officer, in consultation with Terry Wallock, the Company’s acting general counsel.

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

The Audit Committee does not currently have a “financial expert,” as defined in the rules of the Securities and Exchange Commission, and required under rules applicable to national stock exchanges because the Company is no longer listed on a national stock exchange. On May 3, 2002, the Company’s stock was delisted by NASDAQ due to the fact that the Company’s stock was trading at a price below the minimum NASDAQ requirement. In the event the Company should ever qualify and seek relisting, the Company would be required to have an audit committee financial expert. The Audit Committee held four meetings during 2014.

The Compensation Committee

The Compensation Committee members are Messrs. Bartlett and Brown (chairman). Messrs. Bartlett and Brown meet the independence requirements promulgated by the SEC. The Compensation Committee’s responsibilities include the discharge of the Board’s responsibilities relating to the compensation of the Company’s directors, officers, and key employees, the administration of any incentive compensation and stock plan, the review and recommendation to the Board of the Company’s Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and the production of an annual report on executive compensation for inclusion in the Company’s proxy statement or 10-K in accordance with applicable rules and regulations. There were no meetings held by the Compensation Committee during 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock on an as-converted basis (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2014, and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2014.

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

Setting Executive Compensation

The Company did not make any change to the compensation arrangements existing prior to the beginning of 2014 for the Company’s executive officers, as the Compensation Committee determined that the existing arrangements were structured to achieve the key objectives outlined above, which the Compensation Committee believes will ultimately enhance shareholder value.

In establishing the compensation arrangements that were continued in 2014, the Compensation Committee considered various factors in determining the amount of compensation, including wind-down of the Company’s former promotions business operations, additional responsibilities and potential liabilities assumed resulting from the Sarbanes-Oxley Act of 2002, the completion of projects critical to the Company’s long-term success, and the Company’s need to retain experienced executives, knowledgeable about the Company for ongoing administration as well as future opportunities. These factors, however, were not assigned individual mathematical weights when the Compensation Committee made such determinations, and therefore, such determinations were based on the Compensation Committee’s judgment as to what is reasonable and appropriate. While the Compensation Committee considered general market trends in setting compensation levels under the Executive Services Agreements, it did not benchmark compensation levels to specific companies.

2014 Executive Compensation Components

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

The Company has historically made equity awards to its directors and executive officers, though did not make any such awards in 2014 as the Compensation Committee believed that the key objectives of compensation outlined above were more appropriately satisfied by cash compensation, paid currently, pending a refocus of the Company’s business. The Company does not have any program, plan, or practice of timing option grants to its executives in coordination with the release of material non-public information and did not have any such program, plan, or practice during 2014.

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

Summary Compensation Table

The following table sets forth the compensation the Company paid or earned by the individuals who served as principal executive officer and principal financial officer during the year. The Company had no other executive officers. During 2014 and 2013, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, or non-qualified deferred compensation earnings.

Name	Year	(a) Salary	(b) All Other Compensation		Total

Greg Mays	2014	$50,000	$—		$50,000
Chief Executive Officer and Director	2013	50,000	—		50,000

Anthony Espiritu	2014	$165,000	$—		$165,000
Chief Financial Officer	2013	92,671	20,000	(c)	112,671

(a)	All cash compensation received in capacity as an executive officer consists of salary.
(b)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted because the aggregate amount of such perquisites and other personal benefits was less than $10,000.
(c)	Amount consists of $20,000 for bonus.

Grants of Plan-Based Awards

There were no grants of equity or non-equity plan-based awards during the last fiscal year.

Executive Services Agreements with Officers

In May 2003, the Company entered into an Executive Services Agreement with Mr. Mays. The purpose of the Agreement was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of an experienced executive knowledgeable about the Company for ongoing administration as well as future opportunities. The Agreement provided for compensation at the rate of $4,040 per week to Mr. Mays. Additional hourly compensation is provided after termination of the Agreement and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2014, no such additional payments were made. The Agreement provides for the payment of health insurance benefits and for mutual releases upon termination.

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

Health benefits provided during 2014 by the Company to Mr. Mays totaled $8,266.

The Company does not have an Executive Services Agreement with Mr. Espiritu. The Company does have a severance agreement with Mr. Espiritu that provides for 12-month’s salary and health benefits in the event of involuntary termination (the “Severance Agreement”). Health benefits provided to Mr. Espiritu during 2014 totaled $26,366.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised or unexercisable options, unearned options, or stock awards previously awarded to the executive officers named above outstanding as of December 31, 2014.

Option Exercises and Stock Vested

There were no options exercised during the year ended December 31, 2014. The Company did not make any stock awards and there was no vesting of stock awards during 2014.

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

Health Insurance Benefits:

In the event of voluntary or involuntary termination or a change in control, Mr. Mays would be eligible to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of employment at substantially the same benefit level as provided during employment in the approximate amount of $12,839, paid in monthly installments over an 18-month period.

In the event of involuntary termination, Mr. Espiritu would be eligible to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) for 12 months at the expense of the Company following termination of employment at substantially the same benefit level as provided during employment totaling approximately $28,944, paid in monthly installments over a 12-month period.

Directors’ Compensation

On August 20, 2012, the Company suspended all compensation arrangements to Directors. Accordingly, there was no director compensation during 2014. Also during 2014, there were no stock awards, option awards, non-equity incentive plan compensation, pension earnings, non-qualified deferred compensation earnings, or other compensation.

Executive Services Agreements with Directors

In May 2003, the Company entered into Executive Services Agreements with Messrs. Bartlett, Brown, and Wallock. The purpose of the agreements was to substantially lower the administrative costs of the Company going forward while at the same time retaining the availability of experienced executives knowledgeable about the Company for ongoing administration as well as future opportunities. The agreements provide for compensation at the rate of $1,000 per month to Messrs. Bartlett and Brown, and $3,365 per week to Mr. Wallock. Additional hourly compensation is provided after termination of the agreements and, in some circumstances during the term, for extensive commitments of time related to any legal or administrative proceedings and merger and acquisition activities in which the Company may be involved. During 2014, no such additional payments were made. The agreements provide for the payment of health insurance benefits and provide for mutual releases upon termination. By amendments dated May 3, 2004, and, in the case of Mr. Wallock, May 27, 2006, the agreements were amended to allow termination at any time by the Company by the lump sum payment of one year’s compensation and by the executive upon one year’s notice, except in certain circumstances wherein the executive can resign immediately and receive a lump sum payment of one year’s salary. By amendment dated November 10, 2008, the Agreement with Mr. Wallock was further amended to comply with Section 409A of the Internal Revenue Code by deleting the right by Mr. Wallock to resign and receive any lump sum payments. On August 20, 2012, the Company suspended all compensation for director service, which included the Executive Services Agreements with Messrs. Bartlett and Brown described above. Under the amendments health benefits may be continued under the Consolidated Omnibus Budget Reconciliation Act (COBRA) as long as permissible under COBRA (currently 18 months) at the expense of the Company following termination of services.

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

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2014 Form 10-K. Based on such reviews and discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

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

The following tables set forth certain information regarding beneficial ownership of the Company’s common stock at March 23, 2015. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of its common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of the Company’s common stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

The following table sets forth each person known by the Company (other than directors and executive officers) to own beneficially more than 5% of the outstanding common stock:

Name and Address Of Beneficial Owner (a)	Number of Shares Of Common Stock Beneficially Owned	Percentage Of Class

Overseas Toys, L.P. (b)(c)(d)
Multi-Accounts, LLC
OA3, LLC
Ronald W. Burkle	65,287,045	87.6%

(a)	The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 23, 2015, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights into shares of common stock.
(b)	As the sole general partner of Overseas Toys, L.P. (“Overseas Toys”), Multi-Accounts, LLC (“Multi-Accounts”) may be deemed to beneficially own the shares held by Overseas Toys. As the managing member of Multi-Accounts, OA3, LLC (“OA3”) may be deemed to beneficially own the shares held by Overseas Toys. As the managing member of OA3, Ronald Burkle may be deemed to beneficially own the shares held by Overseas Toys. Each of Multi-Accounts, OA3 and Mr. Burkle disclaims ownership of such shares except to the extent of its or his pecuniary interest therein. The address of each of Overseas Toys, L.P., Multi-Accounts, LLC, OA3, LLC, and Ronald W. Burkle is 9130 West Sunset Boulevard, Los Angeles, California 90069.
(c)	Based on 74,501,559 shares of common stock outstanding as of March 23, 2015.
(d)	The information concerning these holders is based solely on information contained in filings pursuant to the Securities Exchange Act of 1934.

Security Ownership of Management

The following table sets forth information at March 23, 2015, regarding the beneficial ownership of the Company’s common stock (including common stock issuable upon the exercise of stock options exercisable within 60 days of March 23, 2015) by each director and each executive officer named in the Summary Compensation Table, and by all of the Company’s directors and persons performing the roles of executive officers as a group:

Name and Address Of Beneficial Owner (a)	Number of Shares Of Common Stock Beneficially Owned	Percentage Of Class (b)

Allan I. Brown	1,113,023	1.5%

Joseph W. Bartlett	20,000		*

Greg Mays	10,000		*

Bradford Nugent	—	—

Ira Tochner	—	—

Terrence Wallock	5,000		*

Anthony Espiritu	—	—

All directors and executive officers as a group (6 persons)	1,148,023	1.5%

*	Represents less than 1%
(a)	The address of each of the directors and executive officers is c/o Simon Worldwide, Inc., 18952 MacArthur Boulevard Suite 470, Irvine, California, 92612. The number of shares beneficially owned by each stockholder is determined in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock that the stockholder has sole or shared voting or investment power and any shares of common stock that the stockholder has a right to acquire within sixty (60) days after March 23, 2015, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other rights.
(b)	Based on 74,501,559 shares of common stock outstanding as of March 23, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

All options outstanding relating to the Company’s 1993 Omnibus Stock Plan (the “1993 Plan”) either were exercised or expired during 2013. Accordingly, no options to purchase shares of common stock were outstanding under the 1993 Plan at December 31, 2014. The 1993 Plan expired in May 2003, except as to options outstanding. The Company’s stockholders previously approved the 1993 Plan and all amendments that were subject to stockholder approval.

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

Item 14.	Principal Accountant Fees and Services

The following table presents fees, including reimbursement for expenses, for professional services rendered by Ernst & Young LLP (“EY”):

	Fiscal Year
	2014	2013
	(in thousands)
Audit fees (a)	$157	$231
Audit-related fees (b)	—	—
Tax fees (c)	—	—
All other fees (d)	—	—

Total	$157	$231

(a)	Audit fees are related to the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements, and services normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings and engagements.
(b)	Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit fees.
(c)	Tax fees are related to tax compliance, planning, and consulting.
(d)	All other fees are for services other than those reported in the other categories.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

1. Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

•	Notes to Consolidated Financial Statements

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

March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH W. BARTLETT	Director	March 31, 2015
Joseph W. Bartlett

/s/ ALLAN I. BROWN	Director	March 31, 2015
Allan I. Brown

/s/ GREG MAYS	Director and Chief Executive Officer	March 31, 2015
Greg Mays

/s/ BRADFORD NUGENT	Director	March 31, 2015
Bradford Nugent

/s/ IRA TOCHNER	Director	March 31, 2015
Ira Tochner

/s/ TERRENCE WALLOCK	Director	March 31, 2015
Terrence Wallock

EXHIBITS

Exhibit Number	Description

2.1†	Limited Liability Company Agreement, dated as of March 18, 2013, by and among Three Lions Entertainment, LLC, Simon and the other parties set forth on the signature pages thereto (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A (File No. 000-21878) filed on August 23, 2013)

2.2	First Amendment to Limited Liability Company Agreement of Three Lions Entertainment, LLC, dated May 7, 2014, by and among the Company, Richard Beckman, Joel Katz and OA3, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-21878) filed on May 13, 2014)

3.1(7)	Restated Certificate of Incorporation of the Registrant

3.2(6)	Amended and Restated By-laws of the Registrant, effective March 27, 2006

4.1(1)	Specimen certificate representing Common Stock

10.1(2)(3)	1993 Omnibus Stock Plan, as amended

10.10(4)	Registration Rights Agreement between the Company and Overseas Toys, L.P.

10.29(5)	May 30, 2003, Executive Services Agreements with Joseph Bartlett, Allan Brown, Gregory Mays, and Terrence Wallock

10.30(6)	May 3, 2004, Amendment No. 1 to Executive Services Agreements with Messrs. Bartlett and Brown, (replaces previously filed copies of these amendments)

10.31(6)	March 27, 2006, Amendment No. 2 to Wallock Executive Services Agreement

10.32(6)	March 27, 2006, New Executive Services Agreement with Mr. Mays

10.33	Pledge Agreement, dated May 7, 2014, between the Company and SunTrust Bank, as Administrative Agent for the lenders referred to therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-21878) filed on May 13, 2014)

31.1	Certification of Greg Mays pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

31.2	Certification of Anthony Espiritu pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (the “Exchange Act”), filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Footnotes:

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been separately filed with the Securities and Exchange Commission.
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 33-63118) or an amendment thereto and incorporated herein by reference.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2002, filed on July 29, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Report on Form 10-K for the year ended December 31, 2005, filed on March 31, 2006, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Report on Form 8-K, filed on September 23, 2008, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Simon Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Simon Worldwide, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Worldwide, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Los Angeles, California

March 31, 2015

PART IV — FINANCIAL INFORMATION

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

(in thousands, except share data)

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$1,042	$1,643
Restricted cash	36	236
Prepaid expenses and other current assets	43	125

Total current assets	1,121	2,004
Investment in Three Lions Entertainment, LLC	—	5,987
Other assets	223	282

Total non-current assets	223	6,269

	$1,344	$8,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103	$32
Accrued expenses and other current liabilities	64	51

Total current liabilities	167	83

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 74,501,559 shares outstanding net of 4,002,070 treasury shares at par value at December 31, 2014 and 2013	745	745
Additional paid-in capital	156,064	156,064
Accumulated deficit	(155,623)	(148,632)
Accumulated other comprehensive (loss) income	(9)	13

Total stockholders’ equity	1,177	8,190

	$1,344	$8,273

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

(in thousands, except per share data)

	2014	2013
Revenue	$—	$—
General and administrative expenses	1,090	1,112

Operating loss	(1,090)	(1,112)
Interest income	1	3
Other income	294	217
Other expense	(200)	—
Equity in loss of Three Lions Entertainment, LLC	(5,987)	(2,743)

Loss before income taxes	(6,982)	(3,635)
Income tax (provision) benefit	(9)	1

Net loss	$(6,991)	$(3,634)

Net loss per share – basic and diluted:
Loss per common share	$(0.09)	$(0.06)

Weighted average shares outstanding	74,502	56,580

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2014 and 2013

(in thousands, except per share data)

	2014	2013
Net loss	$(6,991)	$(3,634)

Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax	(22)	8

Other comprehensive (loss) income	(22)	8

Comprehensive loss	$(7,013)	$(3,626)

See the accompanying Notes to Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years ended December 31, 2014 and 2013

(in thousands)

	Common Stock ($.01 Par Value)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2012	$506	$152,083	$(144,998)	$5	$7,596

Net loss			(3,634)		(3,634)
Common stock issued	239	4,774			5,013
Equity issuance costs		(793)			(793)
Other comprehensive income				8	8

Balance, December 31, 2013	745	156,064	(148,632)	13	8,190

Net loss			(6,991)		(6,991)
Other comprehensive loss				(22)	(22)

Balance, December 31, 2014	$745	$156,064	$(155,623)	$(9)	$1,177

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

(in thousands)

	2014	2013
Cash flows from operating activities:
Net loss	$(6,991)	$(3,634)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Three Lions Entertainment, LLC	5,987	2,743
Decrease (increase) in restricted cash	200	(200)
Change in value of other assets	37	27
Deferred income tax benefit	—	(6)
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	82	(20)
Accounts payable	71	(26)
Accrued expenses and other current liabilities	13	2

Net cash used in operating activities	(601)	(1,114)

Cash flows from investing activities:
Investment in Three Lions Entertainment, LLC	—	(8,730)

Net cash used in investing activities	—	(8,730)

Cash flows from financing activities:
Proceeds from common stock issuance	—	5,009
Equity issuance costs	—	(793)
Proceeds from stock option exercises	—	4

Net cash provided by financing activities	—	4,220

Net decrease in cash and cash equivalents	(601)	(5,624)
Cash and cash equivalents, beginning of period	1,643	7,267

Cash and cash equivalents, end of period	$1,042	$1,643

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6	$3

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

Pursuant to the LLC Agreement, the Company contributed $3.15 million to Three Lions in exchange for membership units representing 60% of the economic returns of Three Lions, including certain preferences with respect to common holders on operating returns and on a liquidation or sale of Three Lions. In respect of such previously issued membership units, the Company made a second capital contribution to Three Lions in the amount of $1.85 million on April 26, 2013, and a third and final capital contribution to Three Lions in the amount of $3.5 million on October 2, 2013. As a result of these transactions, the Company’s business substantially consisted of acting as the majority equityholder of, and holding a membership interest in, Three Lions. The business and operations of Three Lions were managed and directed by a five person Executive Board, three of whom the Company had the power to designate. The Executive Board governed under majority vote, subject to certain major decisions that required the unanimous approval of either the members of Three Lions or its Executive Board (“Special Approval”).

The Company was party to a Pledge Agreement, dated May 7, 2014, with SunTrust Bank (“SunTrust”) wherein the Company pledged all of its equity interests in Three Lions (and all proceeds of such interests) to SunTrust as security for Three Lions’ obligations under a revolving credit facility that Three Lions obtained from SunTrust. The Company’s pledge of its equity interests in Three Lions terminated only upon the payment in full and termination of Three Lions’ obligations under the revolving credit facility. Three Lions paid in full the revolving credit facility on December 18, 2014.

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to the Company or to the other members of Three Lions in the liquidation.

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by operating activities was $.6 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively. The Company incurred losses within its operations in 2014 and continues to incur losses in 2015 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at December 31, 2014, to maintain its scaled back operations and a short-term funding commitment from the Company’s largest shareholder, management believes it has sufficient capital resources and liquidity to operate the Company for at least one year.

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

The excess of the cost of the Company’s investment in Three Lions over the amount of the Company’s underlying equity in the net assets of Three Lions was recognized as equity method goodwill which was not be amortized but instead reviewed at least annually for impairment. Equity method goodwill is not reported as goodwill in the Company’s consolidated balance sheets, but instead is disclosed in the Notes to Consolidated Financial Statements.

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

The Company records liabilities related to uncertain tax positions in accordance with ASC 740, which provides guidance in accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for a tax position taken and expected to be taken in a tax return. For tax benefits to be recognized under ASC 740, a tax position must be more likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company does not have a liability for unrecognized tax benefits at December 31, 2014 and 2013, respectively.

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

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 is effective for the Company beginning January 1, 2016. The Company does not expect the adoption of this ASU to significantly impact the Company’s consolidated statements of financial position or results of operations.

3. Variable Interest Entity (“VIE”)

Three Lions met the definition of a variable interest entity as the total equity investment at risk in Three Lions was not sufficient to permit Three Lions to finance its activities without further subordinated financial support by any parties, including the equity holders. Management determined at the date of the Company’s third contribution that the entity was a variable interest entity primarily based on the equity investment at risk in Three Lions totaling $9.0 million, which consisted of three contributions by the Company of $3.1 million on March 18, 2013, $1.9 million on April 26, 2013, and $3.5 million on October 2, 2013, and founder contributions of $.5 million, compared to capital in excess of that amount deemed necessary to develop and produce content, market and air the first revenue-generating event on September 9, 2014. The Company’s contributions total $8.5 million and the founders’ contributions total $.5 million. As the Company did not have sufficient cash on hand to make its third contribution, the Company raised capital through an offering of its common stock to its shareholders.

The Company’s equity interest in Three Lions represented a variable interest in a VIE. Due to certain requirements under the LLC Agreement of Three Lions, the Company, through its voting rights associated with its LLC units, did not have the sole power to direct the activities of Three Lions that most significantly impacted Three Lion’s economic performance and the obligation to absorb losses of Three Lions that could potentially be significant to Three Lions or the right to receive benefits from Three Lions that could potentially be significant to Three Lions. Specifically, the Company shared power with the founders who controlled the common units of Three Lions to approve budgets and business plans and make key business decisions all of which required unanimous consent from all the executive board members. As a result, the Company was not the primary beneficiary of Three Lions and thus did not consolidate it. However, the Company had significant influence over Three Lions and therefore, accounted for its ownership interest in Three Lions under the equity method of accounting.

Through December 31, 2014, the Company’s total contributions of $8.5 million were reduced by Simon’s absorption of its share of Three Lions’ operating losses from the period March 18, 2013, through December 31, 2014, which reduced the carrying value of its Three Lions investment to $0. Also, the Company was required to issue a cash collateralized bank letter of credit on April 12, 2013 in the amount of $.2 million with an expiration date of April 15, 2015, to guarantee payments on an office lease obtained by Three Lions. In connection with the liquidation of Three Lions, the Company lost its cash collateralized bank letter of credit and, accordingly, it has recorded loss of $.2 million for the year ended December 31, 2014. The Company’s investment, and guarantee, related to Three Lions totaled $8.7 million and represented the Company’s maximum exposures to loss.

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion RocksTM broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the executive board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to the Company or to the other members of Three Lions in the liquidation.

A summary of the assets and liabilities as of December 31, 2014 and operating results for the year then ended, related to Three Lions are as follows (in thousands):

Current assets:
Cash	$2

Total current assets	2

Total assets	2
Total liabilities	—

Net assets	$2

Revenue	$15,802
Cost of revenue	(23,335)

Gross loss	(7,533)
General and administrative expenses	(4,391)
Depreciation and amortization	(49)

Operating loss	(11,973)
Interest income	4
Interest expense	(97)
Liquidation costs, net of $23 recoveries	(1,606)
Debt forgiveness	9,443
Settlement losses	(93)

Net loss	$(4,322)

The debt forgiveness totaling $9.4 million relates to the deficiency between the amount of Three Lions’ assets distributed to its creditors and the amount owed to such creditors. The creditors of Three Lions do not have recourse against the general credit of the Company, regardless of whether Three Lions is accounted for as a consolidated entity.

4. Long-term Investment

The Company holds an investment in an available-for-sale equity security with a fair value of approximately $15,000 and $37,000 at December 31, 2014 and 2013, respectively, which is included in other assets in the accompanying consolidated balance sheets. The cost basis in this available-for-sale security was approximately $19,000 at December 31, 2014 and 2013. Total unrealized (losses) gains in accumulated other comprehensive income totaled approximately $(4,000) and $18,000 at December 31, 2014 and 2013, respectively. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

5.	Commitments and Contingencies

The Company may be involved in litigation and legal matters which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these litigation and legal matters, if any, will have a material adverse effect on its financial condition, results of operations, or net cash flows.

6.	Lease Obligations and Other Commercial Commitments

The approximate minimum rental commitments under all noncancelable leases at December 31, 2014, total $30,537 and are due in 2015.

Rental expense for all operating leases was approximately $48,000 and $47,000 in 2014 and 2013, respectively. Rent is charged to operations on a straight-line basis.

At December 31, 2014, the Company has a letter of credit totaling approximately $36,000 which is considered restricted cash and supports the Company’s periodic payroll obligations.

7.	Income Taxes

The Company had a provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 that consisted of the following (in thousands):

	2014	2013
Current:
Foreign	$—	$—
Federal	—	—
State	9	5

Total	9	5
Deferred:
Foreign	—	—
Federal	—	(5)
State	—	(1)

Total	—	(6)
Total:
Foreign	—	—
Federal	—	(5)
State	9	4

Total	$9	$(1)

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $38.2 and $31.9 million is required at December 31, 2014 and 2013, respectively. The valuation allowance decreased primarily due to an increase in deferred tax assets arising from current year’s net operating losses (“NOLs”) which was partially offset by reduction in deferred tax assets related to capital losses. The tax effects of temporary differences that gave rise to deferred tax assets at December 31, 2014 and 2013, were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$42,579	$28,973
Capital losses	361	4,153
Other asset reserves	—	1
Accrued expenses	18	23

Total deferred tax assets	42,958	33,150
Valuation allowance	(38,166)	(31,931)

	4,792	1,219
Deferred tax liabilities:
State deferreds	(4,814)	(1,219)
Other investment	22	—

Total deferred tax liabilities	(4,792)	(1,219)

Net deferred taxes	$—	$—

As of December 31, 2014, the Company had federal NOLs totaling approximately $83.8 million and post-apportionment state NOLs totaling approximately $158.8 million. New York State made changes to the carryforward rules for NOLs, and the New York State NOLs have been revalued to be post-apportionment in accordance with New York State instructions. The New York State post-apportionment NOLs included above total $122.6 million. The federal NOLs carry forward for 20 years and being to expire in 2021 through 2035. The state post-apportioned NOLs are from various states and begin to expire in 2015 through 2035.

The Company also has pre-apportionment NOLs from New York City totaling $113.7 million as of December 31, 2014. Since the Company has no revenue-generating operations in New York City and none are expected in the future, management has determined that none of the NOLs should be recognized. If the Company were to commence operations in New York City in future years, the realizability of the NOLs and related deferred tax assets will be assessed at such time. The NOLs from New York City carry forward for 20 years and begin to expire in 2021 through 2035.

The federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code, which could significantly restrict the Company’s ability to use the NOLs to offset taxable income in subsequent years. The Company completed a review of any potential limitation on the use of its net operating losses under Section 382 on August 9, 2008, and an update to this review on June 7, 2013. Based on such reviews, the Company does not believe Section 382 of the Internal Revenue Code will adversely impact its ability to use its current net operating losses to offset future taxable income, if any.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for continuing operations:

	2014	2013
Federal tax (benefit) rate	34.0%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	5.8	(5.8)
Change in valuation allowance	(39.4)	39.2
Permanent differences	(0.4)	0.6
Minimum tax	(0.1)	0.1

	(0.1)%	0.1%

8.	Accrued Expenses and Other Current Liabilities

At December 31, 2014 and 2013, accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued payroll, related items and deferred compensation	$46	$47
Accrued insurance expense	18	—
Accrued professional fees	—	4

	$64	$51

9.	Stock Plan

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

All options outstanding relating to the Company’s Omnibus Plan either were exercised or expired during 2013. Accordingly, no options to purchase shares of common stock were outstanding at December 31, 2014 and 2013. In addition, no further options are available for grant under the plan.

The following summarizes the status of the Company’s incentive stock options as of December 31, 2014 and 2013 and changes for the years then ended:

	2014		2013
	Shares	Weighted Exercise Price	Shares	Weighted Exercise Price
Outstanding at the beginning of year	—	$—	55,000	$0.10
Granted	—	—	—	—
Exercised	—	—	(35,000)	0.10
Expired/Forfeited	—	—	(20,000)	0.10

Outstanding at end of year	—	—	—	—

Options exercisable at year-end	—	—	—	—

Options available for future grant	—		—

Weighted average fair value of options granted during the year	Not applicable		Not applicable

10.	Loss per Share Disclosure

The Company calculates its loss per share in accordance with ASC 260-10, “Earnings Per Share.” There were 74,501,559 and 56,580,155 weighted average shares outstanding on a basic and diluted basis for the years ended December 31, 2014 and 2013, respectively. In addition, there 22,671 weighted average shares related to stock options exercisable for the year ended December 31, 2013 that were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the Company has a net loss for 2013. All outstanding stock options of the Company either were exercised or expired during 2013.

11.	Related-Party Transactions

During 2014 and 2013, the Company earned approximately $158,000 and $105,000, respectively, from Three Lions, a VIE of the Company, related to limited accounting services and reimbursements. Of these amounts, $0 and $12,500 was in accounts receivable at December 31, 2014 and 2013. Also, during 2014 and 2013, the Company earned $144,000 and $117,000, respectively, from Wild Oats Marketing, LLC, a company controlled by the Company’s largest shareholder, related to limited accounting and administrative services. Of these amounts, $12,000 is in accounts receivable at December 31, 2014 and 2013.