Form 10-Q
period 2015-03-31
SIMON WORLDWIDE INC
filed 2015-05-15
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 7, 2015, 74,501,559 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO
Ex-101.INS	Instance Document
Ex-101.SCH	Schema Document
Ex-101.CAL	Calculation Linkbase Document
Ex-101.DEF	Definition Linkbase Document
Ex-101.LAB	Labels Linkbase Document
Ex-101.PRE	Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$693	$1,042
Restricted cash	36	36
Prepaid expenses and other current assets	103	43

Total current assets	832	1,121
Other assets	215	223

Total non-current assets	215	223

Total assets	$1,047	$1,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109	$103
Accrued expenses and other current liabilities	44	64

Total current liabilities	153	167
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 74,501,559 shares outstanding net of 4,002,070 treasury shares at par value at March 31, 2015 and December 31, 2014	745	745
Additional paid-in capital	156,064	156,064
Accumulated Deficit	(155,907)	(155,623)
Accumulated other comprehensive income	(8)	(9)

Total stockholders’ equity	894	1,177

Total liabilities and stockholders’ equity	$1,047	$1,344

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except loss per share data)

	For the Three Months
	Ended March 31,
	2015	2014
Revenue	$—	$—
General and administrative expenses	330	291

Operating loss	(330)	(291)
Other income, net	52	74
Equity in losses of Three Lions Entertainment, LLC	—	(839)

Loss before income taxes	(278)	(1,056)
Income tax provision	(6)	(6)

Net loss	$(284)	$(1,062)

Net loss per share – basic and diluted:
Loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	74,502	74,502

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2015	2014
Net loss	$(284)	$(1,062)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	1	(3)

Other comprehensive gain (loss)	1	(3)

Comprehensive loss	$(283)	$(1,065)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months
	Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(284)	$(1,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Three Lions Entertainment, LLC	—	839
Deferred income tax expense (benefit)	—	2
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	(51)	37
Accounts payable	6	(6)
Accrued expenses and other current liabilities	(20)	(15)

Net cash used in operating activities	(349)	(205)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(349)	(205)
Cash and cash equivalents, beginning of period	1,042	1,643

Cash and cash equivalents, end of period	$693	$1,438

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$1

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Simon Worldwide, Inc. (the “Company” or “Simon”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”).

The Company consolidates all entities that it controls by ownership of a majority voting interest as well any variable interest entities (“VIEs”) for which the Company was the primary beneficiary. The Company eliminates from its financial results all intercompany transactions, including the intercompany transactions with any consolidated VIEs.

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

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by operating activities was $.3 million and $.2 million for the three months ended March 31, 2015 and 2014, respectively. The Company incurred losses within its operations in 2014 and continues to incur losses in 2015 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at March 31, 2015 to maintain its scaled back operations, and a short-term funding commitment from the Company’s largest shareholder, management believes it has sufficient capital resources and liquidity to operate the Company through at least December 31, 2015.

The operating results for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

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

3. Long-term Investment

The Company holds an investment in an available-for-sale equity security with a fair value of approximately $16,000 and $15,000 at March 31, 2015, and December 31, 2014, respectively, which is included in other assets in the accompanying consolidated balance sheets. The cost basis in this available-for-sale security was approximately $19,000 at March 31, 2015, and December 31, 2014. Total unrealized (losses) gains in accumulated other comprehensive income totaled approximately $(3,000) and $(4,000) at March 31, 2015, and December 31, 2014. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

4. Loss Per Share Disclosure

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 74,501,559 weighted average shares outstanding for the three months ended March 31, 2015 and 2014. There were no dilutive shares outstanding during either period.

5. Income Taxes

The Company had a provision for income taxes for the three months ended March 31, 2015 and 2014 that consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Current:
Federal	$—	$—
State	6	4

Total	6	4
Deferred:
Federal	—	2
State	—	—

Total	—	2
Total:
Federal	—	2
State	6	4

Total	$6	$6

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $37.9 million and $38.2 million is required at March 31, 2015, and December 31, 2014, respectively. The tax effects of temporary differences that gave rise to deferred tax assets at March 31, 2015, and December 31, 2014, were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$42,277	$42,579
Capital losses	361	361
Accrued expenses	22	18

Total deferred tax assets	42,660	42,958
Valuation allowance	(37,860)	(38,166)

	4,800	4,792
Deferred tax liabilities:
State deferreds	(4,822)	(4,814)
Other investment	22	22

Total deferred tax liabilities	(4,800)	(4,792)

Net deferred taxes	$—	$—

As of March 31, 2015, the Company had federal NOLs totaling approximately $84.1 million and post-apportionment state NOLs totaling approximately $154.3 million. The New York State post-apportionment NOLs included above total $122.7 million. The federal NOLs carry forward for 20 years and being to expire in 2021 through 2036. The state post-apportioned NOLs are from various states and begin to expire in 2015 through 2036.

The Company also has pre-apportionment NOLs from New York City totaling $113.9 million as of March 31, 2015. Since the Company has no revenue-generating operations in New York City and none are expected in the future, management has determined that none of the NOLs should be recognized. If the Company were to commence operations in New York City in future years, the realizability of the NOLs and related deferred tax assets will be assessed at such time. The NOLs from New York City carry forward for 20 years and begin to expire in 2021 through 2036.

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	March 31,
	2015	2014
Federal tax (benefit) rate	(34.0)%	(34.0)%
Increase (decrease) in taxes resulting from:
State income taxes	(5.8)	(5.8)
Change in valuation allowance	38.2	39.5
Permanent differences	1.6	0.3
Minimum tax	2.4	0.6

	2.4%	0.6%

6. Related-Party Transactions

During three months ended March 31, 2014, the Company earned $37,500, from Three Lions, a VIE of the Company, related to accounting services. There was approximately $17,000 for amounts earned from Three Lions in accounts receivable at December 31, 2014. Since, on January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware, the Company did not earn any amounts from Three Lions during the three months ended March 31, 2015, and there was no amount in accounts receivable from Three Lions at March 31, 2015.

The Company also earned $36,000 during the three months ended March 31, 2015 and 2014, from Wild Oats Marketing, LLC, a company controlled by the Company’s largest shareholder, related to accounting and administrative services. Of these amounts, $12,000 is in accounts receivable at March 31, 2015 and December 31, 2014.

Beginning in January 2015, the Company began providing accounting services to VodkaCo, LLC, (“VodkaCo) another company controlled by the Company’s largest shareholder. The Company earned approximately $16,000 from this arrangement during the three months ended March 31, 2015. At March 31, 2015, the Company had approximately $16,000 in accounts receivable from VodkaCo.

Although the Company’s board members received no compensation for their services during the three months ended March 31, 2015 and 2014, the Company had a payable accrued totaling approximately $15,000 at March 31, 2015, and December 31, 2014, due to its board members for services rendered prior the Company’s decision in August 2012 to suspend their compensation arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 2015, as compared to the same period in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Associated Risks

From time to time, the Company may provide forward-looking information such as forecasts of expected future performance or statements about the Company’s plans and objectives, including certain information provided below. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company wishes to caution readers that actual results may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company including, without limitation, as a result of factors described in Item 1A. Risk Factors included in the 2014 10-K, and below in Part II – Other Information, for purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

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

Outlook

The Company has not had an operating business since 2002. Since 2002, its Board of Directors has considered various alternative courses of action, including possibly acquiring or combining with one or more operating businesses, and has reviewed and analyzed a number of proposed transactions. In March 2013, the Company invested its remaining cash assets in the acquisition of a majority economic interest in Three Lions, a start-up television production company with a particular emphasis on branded entertainment and special events. In October 2013, the Company consummated a $5 million rights offering of its common stock to its existing shareholders to fund its remaining $3.5 million capital contribution to Three Lions and to provide working capital for the Company until Three Lions was projected to be able to provide it with distributions to help pay its operating costs. As a result of these transactions, since March 2013, the Company’s business had consisted almost entirely of acting as the majority equityholder of, and holding a membership interest in, Three Lions.

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

Accordingly, the Company has suffered the loss of its entire $8.5 million capital investment in Three Lions. The Company also lost its $199,583 cash collateralized bank letter of credit that it provided to support payments on an office lease obtained by Three Lions, and the Company incurred additional legal and other professional fees and associated costs in connection with Three Lions’ liquidation totaling approximately $30,000. These losses have had and will continue to have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

The Company’s investment in Three Lions constituted its primary asset on its financial statement and it has no other assets with the potential of generating positive cash flow. Considering the Company’s current cash position of $0.7 million at March 31, 2015, its average historical spending to support continuing operations, and a short-term funding commitment from its largest shareholder, the Company’s management believes it has sufficient capital resources and liquidity to continue to operate in a manner consistent with its recent operations through at least December 31, 2015. However, given the Company’s lack of an operating business or other revenue generating opportunities, the Company’s management believes that it will deplete its remaining cash resources in a little over nine months. There can be no assurances that the Company will be able to secure financing or an operating business before its remaining cash is depleted. To the extent that the Company is unable to identify and obtain an alternate source of funds, it will likely be forced to liquidate.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

The Company generated no sales or gross profits during the three months ended March 31, 2015 and 2014.

General and administrative expenses totaled $.3 million during the three months ended March 31, 2015, which is consistent with the $.3 million during the three months ended March 31, 2014.

Other income decreased from $74,000 during the three months ended March 31, 2014, to $52,000 during the three months ended March 31, 2015. The decrease is primarily due to the liquidation and dissolution of Three Lions for which the Company was providing accounting services totaling $36,000 in the prior period. This decrease was partially offset by approximately $16,000 earned in the current period for accounting services the Company began providing in January 2015 to a company controlled by an affiliate of the Company’s largest shareholder. This arrangement and a second arrangement where the Company provides limited accounting and administrative services to another company controlled by an affiliate of the Company’s largest shareholder entail providing these services through an undetermined end date, including payments totaling approximately $54,000 expected for the second quarter. The Company does not consider these arrangements to be part of its recurring operations.

Equity in the losses of Three Lions decreased from $.8 million during the three months ended March 31, 2014, to $0 during the three months ended March 31, 2015. The decrease is due to the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $.7 million and $1.7 million at March 31, 2015, and March 31, 2014, respectively.

Net cash used in operating activities during the three months ended March 31, 2015, totaled $.3 million primarily due to a net loss of $.3 million and a net change in working capital items. Net cash used in operating activities during the three months ended March 31, 2014 totaled $.2 million primarily due to a net loss of $1.0 million partially offset by equity in the losses of Three Lions of $.8 million.

There were no investing activities during the three months ended March 31, 2015 and 2014.

There were no financing activities during the three months ended March 31, 2015 and 2014.

At March 31, 2015, the Company had a letter of credit to support the Company’s periodic payroll obligations totaling approximately $36,000 and it is considered restricted.

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

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by operating activities was $.3 million and $.2 million for the three months ended March 31, 2015 and 2014, respectively. The Company incurred losses within its operations in 2014 and continues to incur losses in 2015 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at March 31, 2015, to maintain its scaled back operations and a short-term funding commitment from the Company’s largest shareholder, management believes it has sufficient capital resources and liquidity to operate the Company through at least December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 10-K, which could materially affect our business, financial condition and future results. We are not aware of any material changes from the risk factors set forth in our 2014 10-K.

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

Date: May 15, 2015	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer
(duly authorized signatory)

Date: May 15, 2015	SIMON WORLDWIDE, INC.

/s/ Anthony Espiritu
Anthony Espiritu
Principal Financial Officer
(duly authorized signatory)