Form 10-Q
period 2015-06-30
SIMON WORLDWIDE INC
filed 2015-08-14
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 7, 2015, 74,501,559 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO
Ex-101.INS	Instance Document
Ex-101.SCH	Schema Document
Ex-101.CAL	Calculation Linkbase Document
Ex-101.DEF	Definition Linkbase Document
Ex-101.LAB	Labels Linkbase Document
Ex-101.PRE	Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$492	$1,042
Restricted cash	36	36
Related-party receivables	18	12
Prepaid expenses and other current assets	53	31

Total current assets	599	1,121
Other assets	207	223

Total non-current assets	207	223

Total assets	$806	$1,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46	$103
Accrued expenses and other current liabilities	50	64

Total current liabilities	96	167
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 74,501,559 shares outstanding net of 4,002,070 treasury shares at par value at June 30, 2015 and December 31, 2014	745	745
Additional paid-in capital	156,064	156,064
Accumulated Deficit	(156,099)	(155,623)
Accumulated other comprehensive income	—	(9)

Total stockholders’ equity	710	1,177

Total liabilities and stockholders’ equity	$806	$1,344

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except loss per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
General and administrative expenses	239	267	569	559

Operating loss	(239)	(267)	(569)	(559)
Other income	53	74	105	147
Equity in losses of Three Lions Entertainment, LLC	—	(841)	—	(1,679)

Loss before income taxes	(186)	(1,034)	(464)	(2,091)
Income tax provision	(6)	(3)	(12)	(8)

Net loss	$(192)	$(1,037)	$(476)	$(2,099)

Net loss per share – basic and diluted:
Loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding	74,502	74,502	74,502	74,502

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Net loss	$(192)	$(1,037)	$(476)	$(2,099)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments net of tax benefit of $6, $1, $6, and $3, respectively	8	(1)	9	(4)

Other comprehensive gain (loss)	8	(1)	9	(4)

Comprehensive loss	$(184)	$(1,038)	$(467)	$(2,103)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months
	Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(476)	$(2,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Three Lions Entertainment, LLC	—	1,679
Deferred income taxes	6	3
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	(9)	59
Accounts payable	(57)	(14)
Accrued expenses and other current liabilities	(14)	(5)

Net cash used in operating activities	(550)	(377)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(550)	(377)
Cash and cash equivalents, beginning of period	1,042	1,643

Cash and cash equivalents, end of period	$492	$1,266

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$3

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

The Company is managed by the Chief Executive Officer, Greg Mays, and Chief Financial Officer, Anthony Espiritu, together with an acting general counsel. The Board of Directors has considered various alternative courses of action for the Company, including possibly acquiring or combining with one or more operating businesses. The Board of Directors has reviewed and analyzed a number of proposed transactions. On March 22, 2013, the Company announced in a current report on Form 8-K that it, together with Richard Beckman, Joel Katz and OA3, LLC (“OA3”), had entered into the limited liability company agreement (the “LLC Agreement”) of Three Lions Entertainment, LLC (“Three Lions”) on March 18, 2013. Three Lions business consisted of originating, producing, and monetizing annual television programming for broadcast on network television with a particular emphasis on branded entertainment and special events. Branded entertainment is an entertainment-based vehicle that is funded by advertisers and is complementary to a brands marketing strategy.

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

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by operating activities was $.6 million and $.4 million for the six months ended June 30, 2015 and 2014, respectively. The Company incurred losses within its operations in 2014 and continues to incur losses in 2015 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at June 30, 2015 to maintain its scaled back operations, and a short-term funding commitment from the Company’s largest shareholder, management believes it has sufficient capital resources and liquidity to operate the Company through at least December 31, 2015.

The operating results for the six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

3. Long-term Investment

The Company holds an investment in an available-for-sale equity security with a fair value of approximately $19,000 and $15,000 at June 30, 2015, and December 31, 2014, respectively, which is included in other assets in the accompanying consolidated balance sheets. The cost basis in this available-for-sale security was approximately $19,000 at June 30, 2015, and December 31, 2014. Total unrealized (losses) gains in accumulated other comprehensive income totaled $0 and $(4,000) at June 30, 2015, and December 31, 2014. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1).

4. Loss Per Share Disclosure

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 74,501,559 weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014. There were no dilutive shares outstanding during any of the periods.

5. Income Taxes

The Company had a provision for income taxes for the six months ended June 30, 2015 and 2014 that consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Current:
Federal	$—	$—
State	6.4	5.3

Total	6.4	5.3
Deferred:
Federal	4.7	2.1
State	0.8	0.4

Total	5.5	2.5
Total:
Federal	4.7	2.1
State	7.2	5.7

Total	$11.9	$7.8

The Company’s provision for income taxes for the six months ended June 30, 2015, included adjustments to reverse federal and state deferred taxes relating to a prior period totaling approximately $4,700 and $800, respectively. The Company does not consider these adjustments to be material.

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $44.7 million and $38.2 million is required at June 30, 2015, and December 31, 2014, respectively. The tax effects of temporary differences that gave rise to deferred tax assets at June 30, 2015, and December 31, 2014, were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$52,320	$42,579
Capital losses	361	361
Accrued expenses	22	18

Total deferred tax assets	52,703	42,958
Valuation allowance	(44,654)	(38,166)

	8,049	4,792
Deferred tax liabilities:
State deferreds	(8,070)	(4,814)
Other investment	21	22

Total deferred tax liabilities	(8,049)	(4,792)

Net deferred taxes	$—	$—

As of June 30, 2015, the Company had federal NOLs totaling approximately $84.3 million and post-apportionment state NOLs totaling approximately $154.5 million. The New York State post-apportionment NOLs included above total $122.7 million. The federal NOLs carry forward for 20 years and begin to expire in 2021 through 2036. The state post-apportioned NOLs are from various states and begin to expire in 2015 through 2036.

The Company also has pre-apportionment NOLs from New York City totaling $112.6 million as of June 30, 2015. Since the Company has no revenue-generating operations in New York City and none are expected in the future, management has determined that none of the NOLs should be recognized. If the Company were to commence operations in New York City in future years, the realizability of the NOLs and related deferred tax assets will be assessed at such time. The NOLs from New York City carry forward for 20 years and begin to expire in 2021 through 2036.

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	June 30,
	2015	2014
Federal tax (benefit) rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes	5.8	5.8
Change in valuation allowance	(38.1)	(34.6)
Permanent differences	(1.7)	(5.3)
Minimum tax	(2.6)	(0.2)

	(2.6)%	(0.3)%

6. Related-Party Transactions

The Company earned $0 and $37,500 during the three and six months ended June 30, 2015, respectively, and $37,500 and $75,000 during the three and six months ended June 30, 2014, respectively, from Three Lions, a VIE of the Company, related to accounting services. There was approximately $17,000 for amounts earned from Three Lions in accounts receivable at December 31, 2014. Since, on January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware, there was no amount in accounts receivable from Three Lions at June 30, 2015.

The Company also earned $36,000 and $72,000 during the three and six months ended June 30, 2015, respectively, and during the three and six months ended June 30, 2014, respectively, from Wild Oats Marketing, LLC, a company controlled by the Company’s largest shareholder, related to accounting and administrative services. Of these amounts, $12,000 was in accounts receivable at June 30, 2015 and December 31, 2014.

Beginning in January 2015, the Company began providing accounting services to VodkaCo, LLC, (“VodkaCo) another company controlled by the Company’s largest shareholder. The Company earned approximately $18,000 and $34,000 from this arrangement during the three and six months ended June 30, 2015, respectively. At June 30, 2015, the Company had $6,000 in accounts receivable from VodkaCo.

Although the Company’s board members received no compensation for their services during the three and six months ended June 30, 2015 and during the three and six months ended June 30, 2014, the Company had a payable accrued totaling approximately $15,000 at June 30, 2015, and December 31, 2014, due to its board members for services rendered prior to the Company’s decision in August 2012 to suspend their compensation arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 2015, as compared to the same period in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

The Company’s investment in Three Lions constituted its primary asset on its financial statement and it has no other assets with the potential of generating positive cash flow. Considering the Company’s current cash position of $0.5 million at June 30, 2015, its average historical spending to support continuing operations, and a short-term funding commitment from its largest shareholder, the Company’s management believes it has sufficient capital resources and liquidity to continue to operate in a manner consistent with its recent operations through at least December 31, 2015. However, given the Company’s lack of an operating business or other revenue generating opportunities, the Company’s management believes that it will deplete its remaining cash resources in a little over six months. There can be no assurances that the Company will be able to secure financing or an operating business before its remaining cash is depleted. To the extent that the Company is unable to identify and obtain an alternate source of funds, it will likely be forced to liquidate.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

The Company generated no revenue or gross profits during the three months ended June 30, 2015 and 2014.

General and administrative expenses totaled $.2 million during the three months ended June 30, 2015, compared to $.3 million during the three months ended June 30, 2014. The decrease is primarily due to a decrease in professional fees.

Other income totaled $53,000 during the three months ended June 30, 2015, compared to $74,000 during the three months ended June 30, 2014. The change is primarily due to the liquidation and dissolution of Three Lions for which the Company was providing accounting services totaling $36,000 in the prior period. This decrease was partially offset by $18,000 earned in the current period for accounting services the Company began providing in January 2015 to a company controlled by an affiliate of the Company’s largest shareholder. This arrangement and a second arrangement where the Company provides limited accounting and administrative services to another company controlled by an affiliate of the Company’s largest shareholder entail providing these services through an undetermined end date, including payments totaling approximately $54,000 expected for the third quarter. The Company does not consider these arrangements to be part of its recurring operations.

Equity in the losses of Three Lions decreased from $.8 million during the three months ended June 30, 2014, to $0 during the three months ended June 30, 2015. The decrease is due to the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

The Company generated no revenue or gross profits during the six months ended June 30, 2015 and 2014.

General and administrative expenses totaled $.6 million during the six months ended June 30, 2015, which is consistent with the $.6 million during the six months ended June 30, 2014.

Other income totaled $105,000 during the six months ended June 30, 2015, compared to $147,000 during the six months ended June 30, 2014. The decrease is primarily due to the liquidation and dissolution of Three Lions for which the Company was providing accounting services totaling $72,000 in the prior period. This decrease was partially offset by approximately $34,000 earned in the current period for accounting services the Company began providing in January 2015 to a company controlled by an affiliate of the Company’s largest shareholder. This arrangement and a second arrangement where the Company provides limited accounting and administrative services to another company controlled by an affiliate of the Company’s largest shareholder entail providing these services through an undetermined end date, including payments totaling approximately $54,000 expected for the third quarter. The Company does not consider these arrangements to be part of its recurring operations.

Equity in the losses of Three Lions decreased from $1.7 million during the six months ended June 30, 2014, to $0 during the six months ended June 30, 2015. The decrease is due to the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $.5 million and $1.5 million at June 30, 2015, and June 30, 2014, respectively.

Net cash used in operating activities during the six months ended June 30, 2015, totaled $.6 million primarily due to a net loss of $.5 million and a net change in working capital items. Net cash used in operating activities during the six months ended June 30, 2014 totaled $.4 million primarily due to a net loss of $2.1 million partially offset by equity in the losses of Three Lions of $1.7 million.

There were no investing activities during the six months ended June 30, 2015 and 2014.

There were no financing activities during the six months ended June 30, 2015 and 2014.

At June 30, 2015, the Company had a letter of credit to support the Company’s periodic payroll obligations totaling approximately $36,000 and it is considered restricted.

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

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by operating activities was $.6 million and $.4 million for the six months ended June 30, 2015 and 2014, respectively. The Company incurred losses within its operations in 2014 and continues to incur losses in 2015 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at June 30, 2015, to maintain its scaled back operations and a short-term funding commitment from the Company’s largest shareholder, management believes it has sufficient capital resources and liquidity to operate the Company through at least December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2015	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer
(duly authorized signatory)

Date: August 14, 2015	SIMON WORLDWIDE, INC.

/s/ Anthony Espiritu
Anthony Espiritu
Principal Financial Officer
(duly authorized signatory)