Form 10-Q
period 2015-09-30
SIMON WORLDWIDE INC
filed 2015-11-13
CIK 864264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At November 6, 2015, 74,501,559 shares of the registrant’s common stock were outstanding.

SIMON WORLDWIDE, INC.

FORM 10-Q

Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32	Section 906 Certification of CEO and CFO
Ex-101.INS	Instance Document
Ex-101.SCH	Schema Document
Ex-101.CAL	Calculation Linkbase Document
Ex-101.DEF	Definition Linkbase Document
Ex-101.LAB	Labels Linkbase Document
Ex-101.PRE	Presentation Linkbase Document

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SIMON WORLDWIDE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$334	$1,042
Restricted cash	—	36
Related-party receivables	36	29
Prepaid expenses and other current assets	72	14

Total current assets	442	1,121
Other assets	184	223

Total non-current assets	184	223

Total assets	$626	$1,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26	$103
Accrued expenses and other current liabilities	51	64

Total current liabilities	77	167

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 74,501,559 shares outstanding net of 4,002,070 treasury shares at par value at September 30, 2015 and December 31, 2014	745	745
Additional paid-in capital	156,064	156,064
Accumulated Deficit	(156,249)	(155,623)
Accumulated other comprehensive income	(11)	(9)

Total stockholders’ equity	549	1,177

Total liabilities and stockholders’ equity	$626	$1,344

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except loss per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
General and administrative expenses	234	215	803	774

Operating loss	(234)	(215)	(803)	(774)
Interest income	—	1	—	1
Other income	92	74	197	221
Other expense	—	(200)	—	(200)
Equity in losses of Three Lions Entertainment, LLC	—	(4,308)	—	(5,987)

Loss before income taxes	(142)	(4,648)	(606)	(6,739)
Income tax provision	(8)	(1)	(20)	(9)

Net loss	$(150)	$(4,649)	$(626)	$(6,748)

Net loss per share – basic and diluted:
Loss per common share	$(0.00)	$(0.06)	$(0.01)	$(0.09)

Weighted average shares outstanding	74,502	74,502	74,502	74,502

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(150)	$(4,649)	$(626)	$(6,748)
Other comprehensive loss:
Unrealized loss on investments net of tax (expense) benefit of $4, $(3), $3, and $0, respectively	(7)	(15)	(4)	(19)

Other comprehensive loss	(7)	(15)	(4)	(19)

Comprehensive loss	$(157)	$(4,664)	$(630)	$(6,767)

See the accompanying Notes to Condensed Consolidated Financial Statements.

SIMON WORLDWIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(626)	$(6,748)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Three Lions Entertainment, LLC	—	5,987
Decreased in restricted cash	36	—
Deferred income taxes	6	—
Increase (decrease) in cash from changes in working capital items:
Prepaid expenses and other current assets	(34)	88
Accounts payable	(77)	(14)
Accrued expenses and other current liabilities	(13)	187

Net cash used in operating activities	(708)	(500)

Net cash provided by investing activities	—	—

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(708)	(500)
Cash and cash equivalents, beginning of period	1,042	1,643

Cash and cash equivalents, end of period	$334	$1,143

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3	$6

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

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion Rocks™ broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to the Company or to the other members of Three Lions in the liquidation.

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used in operating activities was $.7 million and $.5 million for the nine months ended September 30, 2015 and 2014, respectively. The Company incurred losses within its operations in 2014 and continues to incur losses in 2015 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at September 30, 2015 to maintain its scaled back operations, and a short-term funding commitment from the Company’s largest shareholder, management believes it has sufficient capital resources and liquidity to operate the Company through at least December 31, 2015.

The operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion Rocks™ broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the executive board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to the Company or to the other members of Three Lions in the liquidation.

3. Long-term Investment

The Company holds an investment in an available-for-sale equity security with a fair value of approximately $7,000 and $15,000 at September 30, 2015, and December 31, 2014, respectively, which is included in other assets in the accompanying consolidated balance sheets. The cost basis in this available-for-sale security was approximately $19,000 at September 30, 2015, and December 31, 2014. Total unrealized (losses) gains in accumulated other comprehensive income totaled $(11,000) and $(4,000) at September 30, 2015, and December 31, 2014. This investment is recorded at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). Because of this active market and because this investment increased approximately 28.6% from approximately $7,000 at September 30, 2015, to approximately $9,000 at November 6, 2015, the Company does not consider these losses to be other-than-temporary.

4. Loss Per Share Disclosure

The Company calculates its earnings per share in accordance with ASC 260-10, “Earnings Per Share.” There were 74,501,559 weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014. There were no dilutive shares outstanding during any of the periods.

5. Income Taxes

The Company had a provision for income taxes for the nine months ended September 30, 2015 and 2014 that consisted of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014
Current:
Federal	$—	$—
State	14.4	9.2

Total	14.4	9.2
Deferred:
Federal	4.7	—
State	0.8	—

Total	5.5	—
Total:
Federal	4.7	9.2
State	15.2	—

Total	$19.9	$9.2

The Company’s provision for income taxes for the nine months ended September 30, 2015, included adjustments to reverse federal and state deferred taxes relating to a prior period totaling approximately $4,700 and $800, respectively. The Company does not consider these adjustments to be material.

The Company annually evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company, however, has considered results of current operations and concluded that it is more likely than not that the deferred tax assets will not be realizable. As a result, the Company has determined that a valuation allowance of $45.0 million and $38.2 million is required at September 30, 2015, and December 31, 2014, respectively. The tax effects of temporary differences that gave rise to deferred tax assets at September 30, 2015, and December 31, 2014, were as follows (in thousands):

	September 30, 2015	December 31, 2014
Deferred tax assets:
Net operating losses	$52,874	$42,579
Capital losses	361	361
Accrued expenses	23	18

Total deferred tax assets	53,258	42,958
Valuation allowance	(45,040)	(38,166)

	8,218	4,792

Deferred tax liabilities:
State deferreds	(8,243)	(4,814)
Other investment	25	22

Total deferred tax liabilities	(8,218)	(4,792)

Net deferred taxes	$—	$—

As of September 30, 2015, the Company had federal NOLs totaling approximately $84.4 million and post-apportionment state NOLs totaling approximately $153.8 million. The New York State post-apportionment NOLs included above total $121.8 million. The federal NOLs carry forward for 20 years and begin to expire in 2021 through 2036. The state post-apportioned NOLs are from various states and begin to expire in 2015 through 2036.

The Company also has pre-apportionment NOLs from New York City totaling $118.9 million as of September 30, 2015. Since the Company has no revenue-generating operations in New York City and none are expected in the future, management has determined that none of the NOLs should be recognized. If the Company were to commence operations in New York City in future years, the realizability of the NOLs and related deferred tax assets will be assessed at such time. The NOLs from New York City carry forward for 20 years and begin to expire in 2021 through 2036.

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

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	September 30,
	2015	2014
Federal tax (benefit) rate	(34.0)%	(34.0)%

Increase (decrease) in taxes resulting from:
State income taxes	(4.1)	(5.8)
Change in valuation allowance	37.8	39.6
Permanent differences	2.1	0.2
Minimum tax	1.5	0.1

	3.3%	0.1%

6. Related-Party Transactions

The Company earned $37,500 and $112,500 during the three and nine months ended September 30, 2014, respectively, from Three Lions, a former VIE of the Company, related to accounting services. There was approximately $17,000 for amounts earned from Three Lions in accounts receivable at December 31, 2014. Since, on January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware, there was no amount in accounts receivable from Three Lions at September 30, 2015.

The Company also earned $36,000 and $108,000 during the three and nine months ended September 30, 2015, respectively, and during the three and nine months ended September 30, 2014, respectively, from Wild Oats Marketing, LLC, a company controlled by the Company’s largest shareholder, related to accounting and administrative services. Of these amounts, $12,000 was in accounts receivable at September 30, 2015 and December 31, 2014.

Beginning in January 2015, the Company began providing accounting services to VodkaCo, LLC, (“VodkaCo) another company controlled by the Company’s largest shareholder. The Company earned approximately $18,000 and $52,000 from this arrangement during the three and nine months ended September 30, 2015, respectively. At September 30, 2015, the Company had $24,000 in accounts receivable from VodkaCo.

Although the Company’s board members received no compensation for their services during the three and nine months ended September 30, 2015 and during the three and nine months ended September 30, 2014, the Company had a payable accrued totaling approximately $15,000 at September 30, 2015, and December 31, 2014, due to its board members for services rendered prior to the Company’s decision in August 2012 to suspend their compensation arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 2015, as compared to the same period in the previous year. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and related Notes included elsewhere in this Form 10-Q.

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

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion Rocks™ broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to the Company or to the other members of Three Lions in the liquidation.

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

Three Lions held its initial Fashion Rocks™ broadcast on September 9, 2014 and experienced a ratings performance well below expectations. As a result of the poor ratings and sponsorship revenue that fell well short of projections, Three Lions recorded unanticipated losses of $7.5 million in connection with the broadcast. Three Lions sought out new financing sources to provide the necessary funding for Three Lions next production, but was not successful and unable to secure a new source of working capital. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to the Company or to the other members of Three Lions in the liquidation.

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

The Company’s investment in Three Lions constituted its primary asset on its financial statement and it has no other assets with the potential of generating positive cash flow. Considering the Company’s current cash position of $0.3 million at September 30, 2015, its average historical spending to support continuing operations, and a short-term funding commitment from its largest shareholder, the Company’s management believes it has sufficient capital resources and liquidity to continue to operate in a manner consistent with its recent operations through at least December 31, 2015. However, given the Company’s lack of an operating business or other revenue generating opportunities, the Company’s management believes that it will deplete its remaining cash resources in a little over three months. There can be no assurances that the Company will be able to secure financing or an operating business before its remaining cash is depleted. To the extent that the Company is unable to identify and obtain an alternate source of funds, it will likely be forced to liquidate.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

The Company generated no revenue or gross profits during the three months ended September 30, 2015 and 2014.

General and administrative expenses totaled $.2 million during the three months ended September 30, 2015, which is consistent with the $.2 million during the three months ended September 30, 2014.

Other income totaled $92,000 during the three months ended September 30, 2015, compared to $74,000 during the three months ended September 30, 2014. This increase was primarily due to $18,000 earned in the current period for accounting services the Company began providing in January 2015 to a company controlled by an affiliate of the Company’s largest shareholder and approximately $38,000 received related to a previously impaired investment. These increases were partially offset due to the liquidation and dissolution of Three Lions for which the Company was providing accounting services totaling approximately $38,000 in the prior period. The current arrangement and a second arrangement where the Company provides limited accounting and administrative services to another company controlled by an affiliate of the Company’s largest shareholder entail providing these services through an undetermined end date, including payments totaling approximately $54,000 expected for the fourth quarter. The Company does not consider these arrangements to be part of its recurring operations.

Other expense totaled $200,000 during the three months ended September 30, 2014, compared to $0 during the three months ended September 30, 2015. The decrease is due to a cash collateralized bank letter of credit the Company was required to issue on April 12, 2013 to guarantee payments on an office lease obtained by Three Lions. In connection with the liquidation of Three Lions, the Company lost its cash collateralized bank letter of credit and, accordingly, it recorded a loss of $200,000 during the three months ended September 30, 2014.

Equity in the losses of Three Lions decreased from $4.3 million during the three months ended September 30, 2014, to $0 during the three months ended September 30, 2015. The decrease is due to the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

The Company generated no revenue or gross profits during the nine months ended September 30, 2015 and 2014.

General and administrative expenses totaled $.8 million during the nine months ended September 30, 2015, which is consistent with the $.8 million during the nine months ended September 30, 2014.

Other income totaled $197,000 during the nine months ended September 30, 2015, compared to $221,000 during the nine months ended September 30, 2014. This decrease was primarily due to the liquidation and dissolution of Three Lions for which the Company was providing accounting services totaling $112,500 in the prior period. This decrease was partially offset due to approximately $52,000 earned in the current period for accounting services the Company began providing in January 2015 to a company controlled by an affiliate of the Company’s largest shareholder and approximately $38,000 received related to a previously impaired investment. The current arrangement and a second arrangement where the Company provides limited accounting and administrative services to another company controlled by an affiliate of the Company’s largest shareholder entail providing these services through an undetermined end date, including payments totaling approximately $54,000 expected for the fourth quarter. The Company does not consider these arrangements to be part of its recurring operations.

Other expense totaled $200,000 during the nine months ended September 30, 2014, compared to $0 during the nine months ended September 30, 2015. The decrease is due to a cash collateralized bank letter of credit the Company was required to issue on April 12, 2013 to guarantee payments on an office lease obtained by Three Lions. In connection with the liquidation of Three Lions, the Company lost its cash collateralized bank letter of credit and, accordingly, it recorded a loss of $200,000 during the nine months ended September 30, 2014.

Equity in the losses of Three Lions decreased from $6.0 million during the nine months ended September 30, 2014, to $0 during the nine months ended September 30, 2015. The decrease is due to the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. In a meeting held on October 27, 2014, and after reviewing financial information and projections provided by Three Lions and its advisors, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $.4 million and $1.2 million at September 30, 2015, and September 30, 2014, respectively.

Net cash used in operating activities during the nine months ended September 30, 2015, totaled $.7 million primarily due to a net loss of $.6 million and a net change in working capital items. Net cash used in operating activities during the nine months ended September 30, 2014, totaled $.5 million primarily due to a net loss of $6.7 million and a net change in working capital items partially offset by equity in the losses of Three Lions of $6.0 million.

There were no investing activities during the nine months ended September 30, 2015 and 2014.

There were no financing activities during the nine months ended September 30, 2015 and 2014.

Due to a confluence of a number of adverse factors, but in particular, a ratings performance well below expectations on Three Lion’s initial Fashion Rocks™ broadcast on September 9, 2014, and the resultant decision to cancel further production on other projects, Three Lions recorded unanticipated losses. In a meeting held on October 27, 2014, the Executive Board of Three Lions considered and unanimously approved a plan proposed by Three Lions’ management, with the assistance of its advisors, to proceed with the voluntary liquidation and dissolution of Three Lions in accordance with Delaware law. On January 30, 2015, Three Lions was dissolved with the filing of its Certificate of Cancellation with the state of Delaware. No amounts were distributed to the Company or to the other members of Three Lions in the liquidation.

With no revenues from operations, the Company closely monitors and controls its expenditures within a reasonably predictable range. Cash used by operating activities was $.7 million and $.5 million for the nine months ended September 30, 2015 and 2014, respectively. The Company incurred losses within its operations in 2014 and continues to incur losses in 2015 for the general and administrative expenses incurred to manage the affairs of the Company. By utilizing cash available at September 30, 2015, to maintain its scaled back operations and a short-term funding commitment from the Company’s largest shareholder, management believes it has sufficient capital resources and liquidity to operate the Company through at least December  31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is not material to the Company because the Company does not currently have any exposure to market rate sensitive instruments, as defined in this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Greg Mays, the principal executive officer, and Anthony Espiritu, the principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the principal executive and principal financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 10-K, which could materially affect our business, financial condition and future results. Except for the additional risk factor set forth below, we are not aware of any material changes from the risk factors set forth in our 2014 10-K.

Public company reporting requirements applicable to us strain our resources, increase our costs and may distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner, thus our Board of Directors may recommend that we deregister from the Exchange Act, if possible.

As a public company, we are required to comply with laws, regulations and requirements, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and related regulations of the SEC. Complying with these statutes, regulations and requirements accounts for a substantial portion of our general and administrative expenses and occupies a significant amount of the time of our Board of Directors and management.

As our remaining limited cash is expended, our ability to continue to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities. In addition, failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 or a report of a material weakness may have a material adverse effect on our stock price.

Because of the cost of compliance, our Board of Directors may in the near future recommend that we deregister from the Exchange Act, if possible, if in its best judgment the costs of the requirements of being a public company outweigh the benefits to stockholders and if we are eligible to deregister. If we deregister, the market for trading in our common stock, which is currently very limited, is expected to become even less liquid. Moreover, information regarding our company will become less readily available. Accordingly, there is – and is expected to continue to be – almost no trading market for our stock, and there can be no assurance that even such limited trading market will continue or that you will be able to sell your shares at the desired price or at any price.

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

Date: November 13, 2015	SIMON WORLDWIDE, INC.

/s/ Greg Mays
Greg Mays
Chief Executive Officer
(duly authorized signatory)

Date: November 13, 2015	SIMON WORLDWIDE, INC.

/s/ Anthony Espiritu
Anthony Espiritu
Principal Financial Officer
(duly authorized signatory)